Form 10-Q
period 2001-06-30
MIRANT AMERICAS GENERATING INC
filed 2001-09-05
CIK 1140761

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                        Mirant Americas Generation, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                        51-0390520
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1403 Foulk Road, Suite 102, Wilmington, Delaware              19803
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (302) 478-8147
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                              --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No_X_

                              --------------

                        Mirant Americas Generation, Inc.

                                      INDEX

                  For the Quarterly Period Ended June 30, 2001

                                                                                    Page
                                                                                    Number
                                                                                   ---------
DEFINITIONS                                                                           3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                            4

                         PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                  5
         Condensed Consolidated Balance Sheets                                        6
         Condensed Consolidated Statements of Stockholder's Equity                    8
         Condensed Consolidated Statements of Cash Flows                              9
         Notes to the Condensed Consolidated Financial Statements                    10
Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                                      25
Item 3. Quantitative and Qualitative Disclosures about Market Risk                   30

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                            32
Item 2. Changes in Securities and Use of Proceeds                                Inapplicable
Item 3. Defaults Upon Senior Securities                                          Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                      Inapplicable
Item 5. Other Information                                                        Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                         Inapplicable
Signatures


                                   DEFINITIONS
TERM                                           MEANING
CAISO                                          California Independent System Operator
Clean Air Act                                  Clean Air Act Amendments of 1990
CPUC                                           California Public Utilities Commission
CSFB                                           Credit Suisse First Boston
DWR                                            California Department of Water Resources
Energy Act                                     Energy Policy Act of 1992
EPA                                            U. S. Environmental Protection Agency
FASB                                           Financial Accounting Standards Board
FERC                                           Federal Energy Regulatory Commission
LIBOR                                          London Interbank Offering Rate
Mirant                                         Mirant Corporation and its subsidiaries
Mirant Americas                                Mirant Americas Inc.
Mirant Americas Energy Marketing               Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation or the Company      Mirant Americas Generation, Inc. and its subsidiaries
Mirant California                              Mirant California, LLC
Mirant Delta                                   Mirant Delta, LLC
Mirant Potrero                                 Mirant Potrero, LLC
MW                                             Megawatt
NYISO                                          New York Independent System Operator
PEPCO                                          Potomac Electric Power Company
PJM                                            PJM Interconnection Market
PX                                             California Power Exchange Corporation
RMR                                            Reliability-Must-Run
S & P                                          Standard and Poors
SEC                                            Securities and Exchange Commission
SFAS                                           Statement of Financial Accounting Standards
Southern                                       Southern Company

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant Americas Generation's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (i) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (ii) the extent and timing of the entry of additional competition in the markets of Mirant Americas Generation's subsidiaries and affiliates; (iii) Mirant Americas Generation's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iv) state, federal and other rate regulations in the United States; (v) changes in or application of environmental and other laws and regulations to which Mirant Americas Generation and its subsidiaries and affiliates are subject; (vi) political, legal, market and economic conditions and developments in the United States; (vii) financial market conditions and the results of Mirant Americas Generation's financing efforts; changes in market conditions, commodity prices and interest rates; weather and other natural phenomena; (viii) performance of Mirant Americas Generation's projects undertaken and the success of efforts to invest in and develop new opportunities; (ix) developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation, and (x) other factors, discussed elsewhere herein and in other reports (including matters discussed in the "Risk Factors" section and elsewhere in Mirant Americas Generation's Registration Statement on Form S-4 filed August 8, 2001) filed from time to time by Mirant Americas Generation with the SEC.

     Although Mirant Americas Generation believes that the expectations reflected in the forward-looking statements are reasonable, Mirant Americas Generation cannot guarantee future results, events, levels of activity, performance or achievements. Mirant Americas Generation does not undertake a duty to update any of the forward-looking statements.

                       MIRANT AMERICAS GENERATION, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)



                                               For the Three Months     For the Six Months
                                                  Ended June 30,          Ended June 30,
                                                  2001       2000        2001         2000
                                              ----------- ---------  ------------  ----------


Operating Revenues:                             $  1,352   $   333     $   2,857     $   541
                                              ----------- ---------  ------------  ----------

Operating Expenses:
Cost of fuel, electricity and other products         926       157         2,009         274
Maintenance                                           32        19            53          31
Depreciation and amortization                         44        19            85          37
Selling, general and administrative                  209        32           358          52
Taxes other than income taxes                         31        13            52          26
Other                                                 33        14            70          27
                                              ----------- ---------  ------------  ----------
  Total operating expenses                         1,275       254         2,627         447
                                              ----------- ---------  ------------  ----------
Operating Income                                      77        79           230          94
                                              ----------- ---------  ------------  ----------
Other Income (Expense):
Interest income                                       10         1            19           2
Interest expense                                     (46)      (22)          (89)        (42)
Gain from insurance proceeds                           -         -             8           -
Other, net                                            (3)        6            (1)          6
                                              ----------- ---------  ------------  ----------
  Total other income (expense)                       (39)      (15)          (63)        (34)
                                              ----------- ---------  ------------  ----------
Income Before Income Taxes                            38        64           167          60
Provision for Income Taxes                            22        25            74          23
                                              ----------- ---------  ------------  ----------
Net Income                                      $     16   $    39     $      93     $    37
                                              =========== =========  ============  ==========








The accompanying notes are an integral part of these condensed consolidated statements.

                                        5

                        MIRANT AMERICAS GENERATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                                                  At June 30,          At December 31,
ASSETS                                                                              2001                 2000
                                                                                 (Unaudited)
                                                                              ------------------  --------------------

Current Assets:
Cash and cash equivalents                                                       $   216              $     83
Receivables:
  Customer accounts                                                                  16                    24
  Affiliates, net of provision for uncollectibles of $122
    and $50 for 2001 and 2000, respectively                                         383                   599
Assets from risk management activities (Notes A and D)                              145                     -
Derivative hedging instruments (Notes A, B and D)                                   593                     -
Notes receivable from affiliates                                                    113                    48
Fuel stock                                                                           93                    50
Materials and supplies                                                               78                    79
Deferred income taxes                                                               111                    78
Prepayments                                                                          23                    70
Other                                                                                20                     6
                                                                              ------------------  --------------------
  Total current assets                                                            1,791                 1,037
                                                                              ------------------  --------------------

Property, Plant and Equipment:
Property, plant and equipment                                                     2,712                 2,572
Less accumulated provision for depreciation                                        (145)                  (92)
                                                                              ------------------  --------------------
                                                                                  2,567                 2,480
Construction work in progress                                                       200                   218
                                                                              ------------------  --------------------
  Total property, plant and equipment, net                                        2,767                 2,698
                                                                              ------------------  --------------------

Noncurrent Assets:
Notes receivables from affiliates                                                   223                   223
Goodwill, net of accumulated amortization of $37
    and $17 for 2001 and 2000, respectively                                       1,571                 1,555
Other intangible assets, net of accumulated amortization of $51
    and $34 for 2001 and 2000, respectively                                         630                   635
Assets from risk management activities (Notes A and D)                               59                     -
Derivative hedging instruments (Notes A, B and D)                                   286                     -
Other                                                                                33                    23
                                                                              ------------------  --------------------
  Total noncurrent assets                                                         2,802                 2,436
                                                                              ------------------  --------------------
  Total assets                                                                  $ 7,360              $  6,171
                                                                              ==================  ====================







The accompanying notes are an integral part of these condensed consolidated statements.

                                        6

                        MIRANT AMERICAS GENERATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                                                   At June 30,           At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                  2001                 2000
                                                                                   (Unaudited)
                                                                                ------------------  --------------------

Current Liabilities:
Accounts payable                                                                    $     145          $     89
Payable to affiliates                                                                     216               496
Notes payable                                                                             750               945
Accrued taxes                                                                             114                49
Liabilities from risk management activities (Notes A and D )                              248                 -
Derivative hedging instruments (Notes A, B and D)                                         405                 -
Revenues subject to refund                                                                192               150
Other                                                                                      43                10
                                                                                ------------------  --------------------
  Total current liabilities                                                             2,113             1,739
                                                                                ------------------  --------------------

Noncurrent Liabilities:
Notes payable                                                                           1,745             1,450
Notes payable to affiliates                                                                49                 -
Deferred income taxes                                                                     248               175
Liabilities from risk management activities (Notes A and D)                                59                 -
Derivative hedging instruments (Notes A, B and D)                                         204                 -
Other                                                                                      22                 5
                                                                                ------------------  --------------------
  Total noncurrent liabilities                                                          2,327             1,630
                                                                                ------------------  --------------------

Commitments and Contingent Matters (Notes F and G)

Stockholder's Equity:
Common stock, $1 par value, per share                                                       -                 -
   1,000 shares authorized, issued and outstanding
Additional paid-in capital                                                              2,952             2,820
Accumulated deficit                                                                      (146)              (18)
Accumulated other comprehensive income                                                    114                 -
                                                                                ------------------  --------------------
  Total stockholder's equity                                                            2,920             2,802
                                                                                ------------------  --------------------

  Total liabilities and stockholder's equity                                        $   7,360          $  6,171
                                                                                ==================  ====================



The accompanying notes are an integral part of these condensed consolidated statements.

                        MIRANT AMERICAS GENERATION, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
                                  (In Millions)



                                                                                        Accumulated
                                                      Additional                           Other
                                          Common        Paid-In       Accumulated      Comprehensive     Comprehensive
                                           Stock        Capital         Deficit           Income             Income
                                       ----------- ---------------- ---------------- ------------------ -----------------

Balance, December 31, 2000              $   -         $  2,820          $  (18)           $    -
   Net income                               -                -              93                 -             $   93
   Other comprehensive incoe                -                -               -               114                114
                                                                                                        -----------------
   Comprehensive income                                                                                      $  207
                                                                                                        =================
   Dividends and return of capital          -                -            (221)                -
   Capital contributions                    -              132               -                 -
                                       ----------- ---------------- ---------------- ------------------
Balance, June 30, 2001                  $   -         $  2,952          $ (146)           $  114
                                       =========== ================ ================ ==================








The accompanying notes are an integral part of these condensed consolidated statements.

                        MIRANT AMERICAS GENERATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                      2001              2000
                                                                                ----------------- -----------------

Cash Flows From Operating Activities:
Net income                                                                        $    93             $   37
                                                                                ----------------- -----------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by
  (used in) operating activities:
  Depreciation and amortization                                                        85                 37
  Deferred income taxes                                                               (47)               (20)
  Changes in certain assets and liabilities, excluding effects from acquisitions
    Accounts receivable and receivables from affiliates, net                          224               (174)
    Risk management activities, net                                                   103                  -
    Prepayments                                                                        47                 28
    Accounts payable and accrued liabilities                                          (84)                25
    Accrued taxes                                                                      65                 37
    Other, net                                                                          4                 32
                                                                                ----------------- -----------------
      Total adjustments                                                               397                (35)
                                                                                ----------------- -----------------
      Net cash provided by operating activities                                       490                  2
                                                                                ----------------- -----------------

Cash Flow From Investing Activities:
Capital expenditures                                                                 (168)              (119)
Issuance of notes receivables from affiliates                                         (65)                 -
Insurance proceeds received                                                             8                 27
                                                                                ----------------- -----------------
      Net cash used in investing activities                                          (225)               (92)
                                                                                ----------------- -----------------

Cash Flow From Financing Activities:
Capital contributions                                                                  27                  2
Payment of dividends                                                                 (221)                (2)
Proceeds from issuance of debt                                                      1,708                108
Repayment of debt                                                                  (1,646)                 -
                                                                                ----------------- -----------------
      Net cash provided by (used in) financing activities                            (132)               108
                                                                                ----------------- -----------------
Net Increase in Cash and Cash Equivalents                                             133                 18
Cash and Cash Equivalents, beginning of period                                         83                 31
                                                                                ----------------- -----------------
Cash and Cash Equivalents, end of period                                          $   216             $   49
                                                                                ================= =================

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                                $    60             $   50
                                                                                ================= =================
Cash paid for income taxes                                                        $    32             $    9
                                                                                ================= =================
Noncash Financing Activity:
Capital contributions                                                             $   105             $    -
                                                                                ================= =================


The accompanying notes are an integral part of these condensed consolidated statements.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

Basis of Accounting. These condensed consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements and the accompanying footnotes which are contained in the Company's prospectus filed with the SEC on August 8, 2001 pursuant to Rule 424 (b) under the Securities Act of 1933, with respect to the Company's registration statement on Form S-4 (Registration No. 333-63240). Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

 Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for Mirant Americas Generation's 2002 fiscal year or for business combinations initiated after July 1, 2001. Mirant Americas Generation is currently assessing the financial statement impact of both statements and has not yet determined the final impact.

     Effective January 1, 2001, Mirant Americas Generation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001. The derivative instruments for which hedge accounting criteria are not met are reflected as risk management assets and liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2001.

Concentration of Revenues. Under its agreements with Mirant Americas Energy Marketing, an indirectly wholly owned subsidiary of Mirant, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf. During the three and six months ended June 30, 2001, approximately 74% and 68%, respectively, of the Company's revenues were attributable to sales to the California market. During the three and six months ended June 30, 2000, approximately 59% and 50%, respectively, of the Company's revenues were attributable to sales to the California market.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

B.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and six months ended June 30, 2001 and 2000 (in millions):

                                     Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                  ----------------------------------------------
                                     2001       2000          2001        2000
                                     ----       ----          ----        ----
  Net income                       $  16       $ 39         $  93        $ 37
  Other comprehensive income         481          -           114           -
                                   ------      ------        ------      -----
  Comprehensive income             $ 497       $ 39         $ 207        $ 37
                                   ======      ======        ======      =====

     Accumulated OCI at June 30, 2001 consisted of the following, net of tax (in millions):

        Balance, December 31, 2000                                   $     -

        Other comprehensive income for the period:
          Transitional adjustment from adoption of SFAS No. 133         (298)
          Change in fair value of derivative instruments                 285
          Reclassification from OCI to earnings                          127
                                                                       ------
        Other comprehensive income                                       114
                                                                       ------

        Balance, June 30, 2001                                       $   114
                                                                       ======

     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of $298 million, and is mostly attributable to deferred losses on cash flow hedges. Mirant Americas Generation estimates that $107 million of net derivative after-tax gains included in OCI as of June 30, 2001 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts and interest payments are realized. Included in this net $107 million amount is $115 million of derivative after-tax gains related to physical forward sales and purchases of power that the Company has entered into in order to hedge its forecasted power sales. The fair value of these contracts represents the difference between the prices at which the Company has contracted to sell electricity and the forward market prices as of June 30, 2001.

     The Company anticipates that SFAS No. 133 will increase the volatility of other comprehensive income and net income as derivative instruments are valued based on market prices. Therefore, as the prices change, the fair value of the derivatives will change.

C.       Debt

     In May 2001, the Company issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities as discussed in the following paragraph. Interest on the notes is payable semiannually beginning November 1, 2001. The Company may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

premium, as defined in the note agreements. The Company has initiated an exchange offer under an effective registration statement pursuant to which it will exchange the notes for notes registered under the Securities Act.

     In May 2001, the Company repaid amounts under its existing credit facilities with the proceeds of the issuance of the notes. The Company repaid in full its $1.15 billion credit facility, which was scheduled to mature in October 2002. In addition, the Company repaid amounts outstanding under its $250 million and $50 million revolving credit facilities. The commitments under its $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis points per annum, remain available through October 2004. Under the revolving credit facilities, the Company may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating on the date of borrowing. Interest is payable on the maturity of the chosen interest period. There were no outstanding borrowings under the revolving credit facilities at June 30, 2001.

     In addition, in May 2001, the Company repaid $175 million on its $870 million acquisition facility. The Company's $150 million working capital facility was also fully repaid although amounts have subsequently been drawn thereunder. Under these facilities, the Company may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating on the date of borrowing. The outstanding borrowings under the acquisition credit facility and the working capital facility were $695 million and $55 million, at interest rates of 5.03% and 4.80%, respectively, at June 30, 2001. Both the acquisition credit facility and the working capital facility featured original maturity dates in September 2001. However, in August 2001, the Company exercised its right to extend the maturity of these facilities to September 2002.

D.       Financial Instruments

Derivative Hedging Instruments

     The Company is exposed to market risk including changes in interest rates and certain commodity prices. To manage the volatility relating to those exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the six months ended June 30, 2001, $215 million of pre-tax derivative losses were reclassified to operating income. The derivative gains and losses reclassified to earnings, combined with the settlement of the underlying physical transactions together represent the Company's net commodity revenues and costs. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2011.

Commodity Price Management

     The Company enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these derivatives are designated as cash flow hedges, the gains and losses are recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At June 30, 2001, the Company had a net derivative hedging asset of approximately $288 million related to these financial instruments. The fair value of its non-trading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments. At June 30, 2001, the Company had

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

contracts that related to periods through 2003. The net notional amount of the commodity price management assets and liabilities at June 30, 2001 was 2.6 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

Interest Rate Hedging

     The Company's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments.

Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. These financial instruments are recorded at fair value as risk management assets and risk management liabilities in the accompanying consolidated balance sheet at June 30, 2001.

     At June 30, 2001, the Company had contracts that related to periods through 2003. The net notional amount of the risk management assets and liabilities at June 30, 2001 was approximately 3.5 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     The fair values of the risk management assets and liabilities recorded on the consolidated balance sheet as of June 30, 2001 are included in the following table (in millions):

                                       Risk Management
                                    Assets      Liabilities
                                 -----------------------------

     Natural gas                    $  96         $ 225
     Oil                               22            23
     Electricity                       83            55
     Other                              3             4
                                 -----------------------------
                                    $ 204         $ 307
                                 =============================


E.       Business Developments

     Effective May 1, 2001, net revenue sharing arrangements in California were amended. Mirant Americas Energy Marketing is now entitled to 75%, as opposed to 50%, of net revenues in excess of $512 million. However, the additional 25% increase in the net revenue sharing arrangement is subordinate to Mirant Americas Generation's debt service payments. During the three and six months ended June 30, 2001, the Company incurred approximately $141 million in costs under all revenue sharing arrangements is has with Mirant Americas Energy Marketing.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     On May 16, 2001, Mirant Americas Generation's Lovett Unit 5 in New York experienced a boiler explosion, which rendered the unit inoperable. An investigation is ongoing to determine the cause and extent of the damage as well as an assessment of how long it will take to repair or replace the unit.

     On June 13, 2001, the Company completed the second phase of its Bosque County, Texas power plant when it began commercial operation of a 248-MW natural gas-fired, combined-cycle unit. The first phase of the plant, which includes two simple-cycle peaking units that produce approximately 154 MW each, began commercial operation in June 2000. Mirant Americas Generation will market the electricity through Mirant Americas Energy Marketing's risk management and marketing operation.

F.       Commitments and Contingent Matters

Litigation and Other Contingencies

Western United States Power Markets:

California Reliability-Must-Run Agreements. Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric Company in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain Mirant Americas Generation subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric Company prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant Americas Generation by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant Americas Generation contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the presiding administrative law judge issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant Americas Generation appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

     If Mirant Americas Generation is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of June 30, 2001 would have been approximately $ 173 million, however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant Americas Generation is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant Americas Generation cannot provide assurance that it will be successful.

Defaults by the CAISO. During the six months ended June 30, 2001, the CAISO failed to pay a total of approximately $19.6 million to Mirant Americas Generation under the reliability-must-run agreements assumed by Mirant Americas Generation from Pacific Gas & Electric Company. Mirant Americas Generation has submitted notices of default to the CAISO.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Payments have been received for amounts that became due following Pacific Gas & Electric Company's April 6, 2001 petition for bankruptcy.

CAISO and California Power Exchange Price Caps. Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the CAISO Board of Governors reduced the price cap applicable to the CAISO's wholesale energy and ancillary services markets from $750/MWh to $500/MWh. The CAISO subsequently reduced the price cap to $250/MWh on August 1, 2000. During this period, however, the California Power Exchange maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the California Power Exchange. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company that sought to extend the CAISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order denying the relief sought by San Diego Gas & Electric Company, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets". In the November 1 order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to the California Power Exchange and CAISO markets, which would allow bids above $150/MWh to be accepted, subject to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and that such bids may not set the overall market clearing price; (b) elimination of the requirement that the California utilities sell into and buy from the California Power Exchange; (c) establishment of independent, non-stakeholder governing boards for the CAISO and the California Power Exchange; and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 order, the FERC established October 2, 2000, the date 60 days after the filing of the San Diego Gas & Electric Company complaint, as the "refund effective date." Rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 order. The December 15 order also required generators to provide weekly reports of sales above the "soft" price cap of $150/MWh. Various parties filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 order.

     On March 9, March 16, April 16, May 16 and June 15, 2001, the FERC ordered that certain transactions into the CAISO and California Power Exchange markets have not been shown to be just and reasonable. The order determined that potential refunds would be appropriate for certain transactions in these markets above a "proxy market price" specified during a CAISO-declared Stage 3 Emergency, absent additional price or cost justification by jurisdictional sellers. These sellers, including Mirant California, Mirant Delta and Mirant Potrero were required to determine whether to provide refunds of costs above the proxy market price or to provide justification of prices to the FERC. Various parties have requested an administrative rehearing of the FERC March 9 order. The Company cannot predict whether the FERC will grant a rehearing.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The FERC has issued proxy market price orders for the months of January, February, March, April and May 2001. The potential refund exposure for Mirant Americas Generation for January, February, March and May was approximately $3 million. The proxy market price for April was not applicable to any sales made by the Company. Mirant Americas Generation has provided additional price justification for the transactions in January, February and March that were subject to refund. The Company cannot give any assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts.

     In March 2001, the FERC staff issued its recommendation, regarding a new market mitigation plan, which included continued price mitigation during Stage 3 emergencies. On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan modeled closely on the recommendation made by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the ISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by FERC, the generator is required to submit data to FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plant outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to FERC jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish, by June 1, 2001, demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments within 30 days on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the Western markets outside of California. This mitigation program became effective May 29, 2001, and will terminate after one year. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain of Mirant Americas Generation's subsidiaries) and stated that it would impose sanctions on entities that engage in the prohibited practices. The effects of this FERC order are not yet known by the Company.

 Proposed CAISO and California Power Exchange Tariff Amendments. On January 4, 2001, the CAISO filed for approval of a tariff amendment whereby its creditworthiness requirements for certain electricity purchasers would be reduced. The action was taken in response to reports that Moody's and S&P were on the verge of reducing the credit ratings of Southern California Edison and Pacific Gas & Electric Company to ratings that would not allow Southern California Edison and Pacific Gas & Electric Company to purchase electricity from the CAISO unless they posted collateral for their purchases. In its filing, the CAISO announced its intention to implement the reduced credit requirements immediately in order to ensure the reliability of the California power grid. On January 5, 2001, the California Power Exchange filed a similar request with respect to the California Power Exchange's tariffs as the CAISO had requested on January 4, 2001. On February 14, 2001, the FERC ruled that the tariff amendment requested by the California Power Exchange should be rejected because it had ceased to operate its day-ahead and day-of markets. With respect to the CAISO's request, the FERC allowed the CAISO to amend its tariff to remove the creditworthiness requirements only with respect to the scheduling by a utility purchaser from the CAISO of power from generation owned by that purchaser. The FERC rejected the proposed amendment with respect to purchases by the CAISO from third-party suppliers. On April 6, 2001, the FERC confirmed its February 14 decision. On June 13, 2001, the FERC issued an order denying rehearing on the April 6, 2001 order on creditworthiness, which provides that the CAISO must provide a creditworthy counterparty for all power transactions.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Defaults by Southern California Edison and Pacific Gas & Electric Company. On January 16 and 17, 2001, Southern California Edison's and Pacific Gas & Electric Company's credit and debt ratings were lowered by Moody's and S&P to "non-investment grade" status. On January 16, 2001, Southern California Edison indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the California Power Exchange and a $151 million payment due to a qualifying facility.

 DWR Power Purchases. On January 17, 2001, the Governor of California issued an emergency proclamation giving the California Department of Water Resources authority to enter into arrangements to purchase power in order to mitigate the effects of electricity shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or California Power Exchange for purchase by Southern California Edison and Pacific Gas & Electric Company. The CAISO and California Power Exchange have not paid the full amounts owed to Mirant Americas Energy Marketing for power delivered to the CAISO and California Power Exchange in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the California Power Exchange or the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from Southern California Edison and Pacific Gas & Electric Company for deliveries to their customers. Mirant Americas Generation bears the risk of non-payment by the CAISO, the California Power Exchange and the DWR for their power purchased by the CAISO, the California Power Exchange or the DWR.

     Mirant Americas Generation has approximately 3,000 MW of generating capacity in California. This includes facilities which operate during periods of higher-than-average (intermediate load) and very high (peak) demand levels. Mirant Americas Generation generated an amount equivalent to about 4% of the total California energy consumption in 2000. The total amounts owed to the Company from affiliates that related to the California Power Exchange and the CAISO as of June 30, 2001 was approximately $304 million, net of settlements due to the California Power Exchange. There are other sources of collateral and revenues which could potentially provide additional offset to these amounts. The Company has taken additional provisions such that the cumulative provisions taken by the Company against these amounts is $228 million. The CAISO and the California Power Exchange are owed past due payments from California utilities, including Pacific Gas and Electric, which filed for bankruptcy protection on April 6, 2001.

 California Rate Payer Litigation. Six lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant Corporation, Mirant Americas Energy Marketing, L.P., Mirant Delta, Mirant Potrero, and Southern Company, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state has had to spend more than $6 billion purchasing electricity, a material portion of which was at inflated prices. Additionally, the complaint alleges that if an injunction is not issued, that the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern Company as a defendant, it appears that the allegations,

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

as they may relate to Southern Company and its subsidiaries, are directed to activities of subsidiaries of Mirant Corporation. One such suit names Mirant Corporation itself as a defendant. Southern Company has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs the separation of Mirant from Southern Company, and Mirant California has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

     On June 8, 2001, the Judicial Panel on Multidistrict Litigation ruled that People of the State of California v. Dynegy, et al, Gordon v. Reliant Energy, Inc., et al, Hendricks v. Dynegy Power Marketing, Inc. et al, Sweetwater Authority, et al v. Dynegy, Inc., et al; Bustamante, et al v. Dynegy, Inc., et al and Pier 23 Restaurant v. PG&E Energy Trading, et al should be consolidated for purposes of pretrial proceedings. The final outcome of the lawsuits cannot now be determined.

California Power Exchange Bankruptcy. On March 9, 2001, the California Power Exchange filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The Power Exchange's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric Company and Southern California Edison, and on the outcome of its litigation with the California state government. At this point, it is uncertain what effect the California Power Exchange's bankruptcy will have on the receivables owed to the Company.

 Pacific Gas & Electric Company Bankruptcy. On April 6, 2001, Pacific Gas and Electric Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed by Pacific Gas and Electric Company.

CAISO Claim Before FERC. The CAISO has asserted in a March 22, 2001 filing at FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO has also asserted that during that period generators in California bid prices into the CAISO real time markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant) was alleged by the CAISO to have overcharged by approximately $97 million.

     On June 7, 2001, the CAISO filed a motion with the FERC to revoke the market-based rate authority issued by the FERC to three Mirant Americas Generation subsidiaries engaged in the California market. The CAISO also requested that FERC order refunds for sales dating back to May 1, 2000, and that FERC investigate whether these subsidiaries exercised market power prior to May 1, 2000. If this motion were to be fully approved by the FERC, it would subject the applicable Mirant Americas Generation entities to cost-based rates under the FERC's jurisdiction. While the Company does not believe that the CAISO will gain full approval of its motion, the Company cannot currently predict what action the FERC, if any, will take or what impact the CAISO's motion will have on the Company's California operations. The Company cannot predict the outcome of this proceeding at this time.

Consumers Union Complaint. On June 15, 2001, the Consumers Union of the U.S., Inc. filed a petition at the FERC requesting immediate action to protect consumers against unjust and unreasonable charges for electricity in the western United States, including (1) the immediate suspension of market-based rate authority for all sellers subject to FERC jurisdiction, (2) the requirement of sellers to make cost of service filings with the FERC, (3) the determination of just and reasonable rates for sellers based on the seller's cost of service, and
(4) the ordering of refunds for any unjust or unreasonable rates and charges. On July 16, 2001, the Company

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

filed a response to the petition arguing that the petition should be dismissed. Mirant Americas Generation cannot predict what action, if any, the FERC will take with respect to this complaint.

 Clean Air Act Citizen Suit. On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against the Company and the Bay Area Air Quality Management District, alleging violations of federal permitting requirements resulting from the Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with the Company implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against the Company only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order of Consent in recognition of the Company's agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between the Company and the District. On June 26, 2001, the Company filed with the FERC an Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must offer" requirements, once they exceed their permitted operating limits.

     On June 19, 2001, Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, collectively, and the City and County of San Francisco, each delivered to the Company a Notice of Intent to File Suit Under the Clean Air Act. These notices state that on 60 days from June 19, the parties will file Clean Air Act citizen suits against the Company alleging violations of the California State Implementation Plan, the Title V operating permit for the Potrero facility, and federal permitting requirements for modified facilities. These violations are alleged to result from operation of the Potrero peaking units beyond their permit limits on total annual hours of operation. The parties state that they seek injunctive relief, penalties and costs of litigation if the matters are not resolved within the 60-day period. On July 25, 2001, the FERC issued an order granting the Company's Emergency Request and concluded that the Potrero jets would be exempt from the "must offer" requirement to the extent that compliance would require the Company to operate the Potrero jets in excess of the current air permit limitations.

California Refund Proceeding. On June 19, 2001, the FERC issued an order on rehearing of the April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the Western System Coordinating Council ("WSCC"). The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2001, and will extend until September 30, 2002. Under to the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7 percent in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable operating and maintenance costs set at $6 per MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a newly-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10 percent to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The additional 10 percent will not be reflected in the market price for the rest of the WSCC.

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in the spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour. In all non-reserve deficiency hours (i.e. when reserve levels in the CAISO exceed 7 percent), the June 19 order provides that the market clearing price within California and throughout the WSCC will be set at 85 percent of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7 percent and a new price is set.

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods and creditworthiness. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the San Diego Gas & Electric Co. complaint proceeding, the State of California and other interested parties participated in the settlement conference. The parties were unable to reach a settlement on the issues at the conference. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and Power Exchange markets. The recommendation also included a 60 day hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 12, the Company filed comments on the Chief Judge's recommendation, and on July 19, also filed a request for rehearing of the June 19 order.

CARE Compliant. On April 16, 2001, Californians for Renewable Energy, Inc. ("CARE") filed a complaint at the FERC against Mirant and three other suppliers alleging that those suppliers withheld power to contrive an energy shortage and to test their market power in violation of the Federal Power Act, federal and state anti-trust laws, Title VI of the Civil Rights Act of 1964 and the North American Free Trade Agreement. The complaint seeks refunds of overcharges and unspecified damages. The Company cannot predict at this time the outcome of this proceeding.

 Proposed Tax Initiatives. Proposals for windfall profits tax bills have been introduced in the California Assembly and Senate. The Senate passed its version of a windfall tax bill on May 1, 2001. The Senate's legislation would impose a tax rate of 100% on revenues from prices received after the effective date that are greater than $80 per MWh. The Assembly's legislation would impose a tax rate that varies, depending on the degree to which the price exceeds a base of $60/MWh. The tax rates range from 50% to 90%. Enactment of a windfall profits tax bill could cause the Company to reevaluate its business plans in California.

     The Company cannot yet determine whether the imposition of a windfall profits tax will have a material adverse effect on its results of operations or cash flow.

 State Purchase of Southern California Edison Transmission Facilities. On April 9, 2001, Southern California Edison, Edison International, Southern California Edison's parent corporation, and the Department of Water Resources announced that they had entered into a Memorandum of Understanding pursuant to which (a) Southern California Edison agreed to sell the output of its retained generation on a cost-of-service basis and to retain such generation facilities through 2010, (b) the Department of Water Resources or another agency of the State of California agreed to purchase Southern California Edison's transmission system (or other assets if

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

the sale of these  facilities is not consummated  under certain  circumstances),
(c) Edison International agreed to provide service from a new generation facility at cost-based rates for 10 years, (d) Southern California Edison agreed to provide conservation easements for certain land to a trust for the benefit of the State of California, (e) Southern California Edison agreed to settle certain pending litigation brought by Southern California Edison against the State of California and certain of its agencies, (f) the Department of Water Resources agreed to make certain power purchases on Southern California Edison's behalf through 2002, (g) Edison International will refund to Southern California Edison not less than $400 million and Southern California Edison and Edison International agreed to make capital investments in Southern California Edison's regulated business of at least $3 billion through 2006, and (h) new legislation will set a 11.6% floor for Southern California Edison's rate of return on equity, which floor shall remain in effect through 2010. The Department of Water Resources will pay $2.76 billion, or approximately 2.3 times Southern California Edison's book value, for the transmission assets, and the Memorandum of Understanding specifies that the amounts up to Southern California Edison's net book value of the assets will be used to reduce debt and equity while amounts in excess of net book value will be applied to recover Southern California Edison's net unrecovered purchased power costs. Indebtedness not recovered through the proceeds of the asset sale will be securitized and recovered through Southern California Edison's retail rates. While the major terms in the Memorandum of Understanding have been agreed upon by the parties, it is uncertain what portions, if any, of the Memorandum of Understanding will be enacted by the California state legislature.

Western Power Market Investigations. The CPUC and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several Mirant Americas Generation's entities. The CPUC issued one subpoena to Mirant Americas Generation entities in mid-August 2000 and one in September 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas
Generation's California generating facilities since December 2000. The California Attorney General issued its subpoena to the Company in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on the Company or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by the CPUC and the Attorney General throughout this process.

     On March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. The Company has received document requests in this investigation and has been asked to make a presentation to the committee.

     On April 13, 2001, Reliant Energy, Inc. filed suit in the Los Angeles Superior Court against the Attorney General regarding the confidentiality of the sensitive information requested. The Company joined that suit on April 18, 2001. Also on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation. Investigations have also been launched by the Attorney General's office for the State of Washington and the Oregon Department of Justice. These offices issued subpoenas requesting information in connection with their investigations on June 4 and 8, 2001, respectively. Each of these subpoenas imposes additional compliance costs on the Company or its subsidiaries.

     With regard to the California Senate investigation, Senator Dunn, a California State Senator, announced on May 3, 2001 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To the Company's knowledge, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. On June 12, 2001, the Company received a subpoena from the California Senate formalizing its earlier information request. Despite various measures taken to protect the confidentiality of sensitive information produced to the various agencies involved in western United States power market investigations, there remains a risk of governmental disclosure of confidential, proprietary and trade secret information obtained by these agencies throughout the investigative process.

     While the Company will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

DWR Power Purchases. On May 10, 2001, Governor Davis signed Bill SB31x into law. This legislation permits the Department of Water Resources to issue up to approximately $13 billion in revenue bonds to finance the purchase of electric energy. The Bill became effective on August 8, 2001.

     On May 24, 2001, Mirant Americas Energy Marketing entered into a 19 month agreement with the Department of Water Resources to provide the State of California with approximately 500 MW of electricity. The contract runs from June 1, 2001 to December 31, 2002.

Mirant New York:

     Along with several other electric generators that own facilities in New York, in October 1999 Mirant New York received an information request from the State of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. The State issued a notice of violation to the previous owner of the Lovett facility, alleging violations associated with the operation of the Lovett facility prior to the acquisition of the plant by Mirant New York. The notice of violation does not specify corrective actions that the State of New York may require. Under the sales agreement, the previous owner is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

New York ISO Developments. Recent public reports of studies of the power markets in New York have suggested that, under certain circumstances, supply shortages could occur as early as summer 2001 and that an imbalance of supply and demand could result in higher energy prices, a decrease in reliability and the potential for blackouts or other system disruptions. In response to these predictions, the New York ISO ("NYISO") proposed to implement an "Automatic Mitigation Procedure", which would mitigate market prices at levels below the $1,000 MWh bid cap. The proposed Automatic Mitigation Procedure compares bids in the day-ahead energy market that exceed $150 MWh to "reference bids" reflecting historical bids over the previous 90 days or a shorter time period. If bids exceed the reference bids by more than a stated margin, the bid will be automatically mitigated down to the reference bid level. The actual price received in the day-ahead market will be determined by the highest daily bid accepted among all suppliers. The NYISO has filed its intent to implement the Automatic Mitigation Procedure with the FERC and requested a June 15, 2001 implementation date. On June 28, 2001, the FERC issued an order accepting the Automatic Mitigation Procedure as proposed by the NYISO effective immediately and expiring on October 31, 2001. The nature and extent of the possible impact on the Company is not currently known.

New York Property Tax Agreement. Mirant New York is currently involved in litigation to enforce a property tax settlement agreement in which it seeks a refund of certain real estate taxes and a reduction of future assessments on its property in New York. The outcome of these proceedings and the amount of such refund, if any, cannot presently be determined.

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In addition to the matters discussed above, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the results of operations or financial position of Mirant Americas Generation.

Mirant Mid-Atlantic, LLC ("Mirant Mid-Atlantic"):

     In January 2001, the EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at the Chalk Point, Dickerson, Morgantown and Potomac River plants. Mirant Mid-Atlantic is in the process of responding fully to this request.

State Line Energy, LLC ("State Line"):

     On July 28, 1998, an explosion occurred at State Line causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. The Company filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction. The motion was denied in August 1999. In October 1999, the Appellate Court of Illinois granted the Company's petition for leave to appeal. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

Long-Term Service Agreements

     The Company, through two of its subsidiaries, has entered into long-term service agreements for the maintenance and repair of its combustion-turbine or combined-cycle generating plants. As of June 30, 2001, the estimated annual minimum commitment under these agreements was less than $1 million.

Operating Leases

     The Company has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $25 million and $49 million during the three-month and six-month periods ended June 30, 2001 and were insignificant during both the three-month and six-month periods ended June 30, 2000. As of June 30, 2001, estimated minimum rental commitments for non-cancelable operating leases were $3.1 billion.

G. Subsequent Events

Western United States Power Markets

      On July 12, 2001, the California Attorney General, the California Electricity Oversight Board, the county of Los Angeles, the California Public Utilities Commission, and San Diego Gas & Electric Company filed a "Motion for Refunds" at the FERC, requesting the FERC to order refunds for the CAISO, Power Exchange, and bilateral markets retroactive to May 1, 2000.

     On July 20, 2001, the California Senate passed SB 78xx, which is intended to restore the creditworthiness of Southern California Edison Company through various mechanisms, including the issuance of bonds and a dedicated rate component for repayment. However, the bill does not provide for repayment of amounts owed to power suppliers in California other than qualifying facilities. SB 78xx and similar other forms of legislation currently are pending at the California Assembly. The Company cannot predict whether, or in what form,

                        MIRANT AMERICAS GENERATION, INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

legislation   will  be   passed   to   affect   Southern   California   Edison's
creditworthiness, or whether such legislation would provide for the payment of amounts owed to power suppliers such as itself.

     On July 25, 2001, the FERC ordered a hearing to be held to determine refund amounts (and offsets) for certain sales to the CAISO and the Power Exchange from October 2, 2000 through June 20, 2001, based upon a methodology that follows closely the methodology recommended by the presiding Administrative Law Judge. The Company expects that any refunds determined in this proceeding will supersede any refunds ordered pursuant to the proxy price methodology employed by the FERC from January through May 2001.

     In the July 25, 2001 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In this proceeding, the DWR has filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The Company cannot predict at this time the outcome of this proceeding.

     On July 30, 2001, the United States District Court for the Southern District of San Diego remanded the California electricity cases currently assigned to it (all of the cases except Bustamante, which is pending assignment to the same judge) to the superior courts of the State of California based upon an absence of federal jurisdiction. Mirant Americas Generation cannot predict the outcome of these cases.

Mirant Mid-Atlantic Power Sales Agreement

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of Mirant Mid-Atlantic's facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. At the inception of this agreement, the pricing through December 31, 2002, based on Mirant Americas Energy Marketing's minimum committed capacity and energy purchases, was favorable to Mirant Mid-Atlantic by approximately $167 million when compared to forecasted market rates in the PJM. The amount resulting from the favorable pricing terms will be amortized to income as an offset to revenues under the power purchase agreement through December 31, 2002, based on volumes delivered.

Mirant Corporation Litigation

     On August 2, 2001, PEPCO filed a civil action against Mirant in the U.S. District Court for the District of Columbia, alleging that Mirant breached the Asset Purchase and Sale Agreement ("APSA") between PEPCO and Mirant governing Mirant's purchase of most of PEPCO's electric generation assets. Specifically, PEPCO alleges that Mirant's withholding of $11.7 million from a post-closing payment for fuel inventory is in breach of the APSA. Due to the early stages of this litigation and the uncertainties in the litigation process, the Company cannot predict the outcome of this proceeding at this time.

                        MIRANT AMERICAS GENERATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     We are an indirect wholly owned subsidiary of Mirant, formed on May 12, 1999, for the purpose of financing, acquiring, owning, operating and maintaining our facilities and any others that we may acquire. We currently own or control approximately 12,500 MW of electricity generation capacity, all of which is located in the United States.

     Our generating facilities were either recently acquired in competitive auctions or were developed as greenfield construction projects. Our geographically diversified portfolio of generating assets utilizes a variety of technologies, fuel types and fuel sources and sells its output, directly or through Mirant Americas Energy Marketing, in diverse markets. Our customers are strategically located near key metropolitan load centers of the United States.

     Our operating revenues and expenses are primarily driven by the operations of our controlled subsidiaries, which are consolidated for accounting purposes.
The  following  table   summarizes  some   characteristics   of  our  generating
facilities:
                                                 Net
                                              Dependable
                      Date Acquired/           Capacity
Facilities            Construction Completed     MW       Fuels
----------            ----------------------  ---------   ------------
Mirant Mid-Atlantic    December 2000            5,154     Coal/ Gas/Oil
Mirant California      April 1999               2,938     Gas/Oil
Mirant New York        June 1999                1,668     Coal/Gas/Oil/Hydro
Mirant New England     December 1998            1,238     Gas/Oil
Mirant Texas           June 2000                  556     Gas
                       and June 2001
State Line Energy      December 1997              515     Coal
Mirant Wisconsin       May 2000                   302     Gas/Oil
                                           -------------
         Total                                 12,371
                                           =============

     We expect substantially all of our revenues to be derived from sales of capacity, energy and ancillary services from our generating facilities into spot and forward markets and through bilateral contracts. The market for wholesale electric energy and energy services in the United States is largely deregulated. Our revenues and results of operations will depend, in large part, upon prevailing market prices for energy, capacity and ancillary services in these competitive markets.

     Most of our operating subsidiaries have entered into fuel supply, energy services, risk management and power marketing agreements with our affiliate Mirant Americas Energy Marketing. As part of the services and risk management agreements, Mirant Americas Energy Marketing will provide fuel and will procure emissions credits necessary for the operation of our generating facilities, the cost of which will be charged to our subsidiaries based upon actual costs incurred by Mirant Americas Energy Marketing.

     We expect that our future growth will come primarily from acquisitions of assets, third-party transactions and acquisition or retention, as appropriate, of facilities developed and brought to commercial completion by our affiliate, Mirant Development. We expect to have the option, but not the obligation, to purchase most of the assets developed by Mirant Development once they have reached commercial completion.

                        MIRANT AMERICAS GENERATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Our expenses will be primarily derived from the ongoing maintenance and operations of our generating facilities, capital expenditures needed to ensure their continued safe and environmentally compliant operation and financing costs.

     Prior to their acquisition, most of our facilities were operated as part of integrated utilities with other assets and operations of their former owners. Therefore, no historical financial information for periods prior to the time we acquired our facilities is available that would be meaningful or indicative of the future results that may be achieved through the operation of such facilities in light of the manner and regulatory and market environments in which they will be operated by us.

Results of Operations

     Operating Revenues. Our operating revenues for the three and six months ended June 30, 2001 were $1,352 and $2,857 million, respectively. For the three months ended June 30, 2001, this represents an increase of $1,019 million, or 306%, from the same period in 2000 and for the six months ended June 30, 2001, this represents an increase of $2,316 million, or 428%, from the same period in 2000. These increases were primarily due to the contribution of the plants we acquired from PEPCO in December 2000 and to increased prices and market demand for power in the western United States. In addition, our Mirant Wisconsin facility commenced operations in May 2000, and units 1 and 2 of our Mirant Texas facility commenced operations in June 2000. Operating revenues for the three and six months ended June 30, 2001 reflect net pre-tax unrealized losses related to decreases in the fair value of financial instruments used to manage price risk exposure. Because these financial instruments do not meet the criteria for hedge accounting under SFAS No. 133, the net decrease in the fair value of these financial instruments has been recognized in earnings.

     Operating Expenses. Our operating expenses for the three and six months ended June 30, 2001 were $1,275 million and $2,627 million, respectively. For the three months ended June 30, 2001, this represents an increase of $1,021 million, or 402%, from the same period in 2000 and for the six months ended June 30, 2001, this represents an increase of $2,180 million, or 488%, from the same period in 2000. These increases were primarily due to operating expenses associated with the plants we acquired from PEPCO in December 2000, the commencement of operations of the newly constructed Mirant Wisconsin and Mirant Texas facilities, higher natural gas prices and increased fuel consumption due to increased market demand for power in the western United States, as well as a provision taken in the first quarter of 2001 in relation to amounts due from sales in California. During the three and six month periods ended June 30, 2001, the Company incurred approximately $141 million in costs under its net revenue sharing arrangements with Mirant Americas Energy Marketing.

      Other Expense. Other expense was $39 million for the three months ended June 30, 2001 compared to other expense of $15 million for the same period in 2000. Other expense was $63 million for the six months ended June 30, 2001 compared to other expense of $34 million for the same period in 2000. These increases were primarily due to an increase in interest expense related to borrowings to finance acquisitions but were partially offset by a non-recurring gain from insurance proceeds in the first quarter of 2001 of $8 million related to our State Line facility.

     Income Taxes. Income tax expense for the three months ended June 30, 2001 was $22 million compared to $25 million for the same period in 2000. Income tax expense for the six months ended June 30, 2001 was $74 million compared to $23 million for the same period in 2000. These changes in the income tax expense are consistent with the changes in income adjusted for non-deductible goodwill related to the acquisition of the PEPCO assets.

                        MIRANT AMERICAS GENERATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

     During the six months ended June 30, 2001, we generated net cash from operations of approximately $490 million compared to $2 million for the same period in 2000. This increase is primarily due to growth in earnings as well as changes in working capital totaling $359 million, partially offset by increased income tax payments.

     During the six months ended June 30, 2001, we used $225 million for investment activities compared to $92 million for the same period in 2000. During both periods, our investment activities were primarily attributable to capital expenditures. During the six months ended June 30, 2001, we made $65 million in loans to an affiliate.

     During the six months ended June 30, 2001, our financing activities used $132 million in cash as compared to providing $108 million in cash during the same period in 2000. During the six months ended June 30, 2001 our financing activities included repayment of debt of $1,646 million and $221 million in dividends to Mirant Americas. These outflows were partially offset by $1,708 million of proceeds from the issuance of debt and capital contributions of $27 million from Mirant Americas. During the six months ended June 30, 2000, our financing activities primarily included $108 million of proceeds from the issuance of debt.

     Historically, we have obtained cash from operations, borrowings under credit facilities and borrowings and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and construction of generating facilities finance capital expenditures and meet other cash and liquidity needs. Some of the cash flows associated with our businesses have been distributed to Mirant from time to time, and Mirant has provided funds to cover our disbursements from time to time.

     We expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings. Our current facilities along with operating cash flows are expected to provide sufficient liquidity for new investments, working capital and capital expenditure needs for the next 12 months.

     In May 2001, Mirant Americas Generation issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities as discussed in the following paragraph. Interest on the notes is payable semiannually beginning November 1, 2001. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the indentures for the notes. Mirant Americas Generation has initiated an exchange offer under an effective registration statement pursuant to which it will exchange the notes for notes registered under the Securities Act.

     In May 2001, Mirant Americas Generation repaid amounts under its existing credit facilities with the proceeds of the issuance of the notes. Mirant Americas Generation repaid in full its $1.15 billion credit facility, which was scheduled to mature in October 2002. In addition, Mirant Americas Generation repaid amounts outstanding under it's $250 million and $50 million revolving credit facilities. The commitments under its $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis point per annum, remain available through October 2004. Under the revolving credit facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating

                        MIRANT AMERICAS GENERATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 at the date of borrowing. Interest is payable on the maturity of the chosen interest period. There were no outstanding borrowings under the revolving credit facilities at June 30, 2001.

     In addition, in May 2001, Mirant Americas Generation repaid $175 million of a $870 million acquisition facility. The $150 million working capital facility was also fully repaid in May 2001, although amounts have subsequently been drawn thereunder. Under these facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating at the date of borrowing. The outstanding borrowings under the acquisition credit facility and the working capital facility were $695 million and $55 million, at interest rates of 5.03% and 4.80%, respectively, at June 30, 2001. Both the acquisition credit facility and the working capital facility featured original maturity dates in September 2001. However, in August 2001, we exercised our right to extend the maturity of these facilities to September 2002.

     For all derivative financial instruments, we are exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. Through Mirant Americas Energy Marketing, we have established controls to determine and monitor the creditworthiness of counterparties to mitigate our exposure to counterparty credit risk. Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Mirant Americas Energy Marketing monitors credit risk for us on both an individual basis and a group counterparty basis. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for our 2002 fiscal year or for business combinations initiated after July 1, 2001. We are currently assessing the financial statement impact of both statements and have not yet determined the final impact.

     Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001.

                        MIRANT AMERICAS GENERATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Litigation and Other Contingencies

     Reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

o  California Reliability-Must-Run Agreements
o  Defaults by the CAISO
o  CAISO and California Power Exchange Price Caps
o  Proposed CAISO and California Power Exchange Tariff Amendments
o  Defaults by Southern California Edison and Pacific Gas &Electric Company
o  DWR Power Purchases
o  California Rate Payer Litigation
o  California Power Exchange Bankruptcy
o  Pacific Gas & Electric Company Bankruptcy
o  CAISO Claim Before the FERC
o  Consumers Union Complaint
o  Clean Air Act Citizen Suit
o  California Refund Proceeding
o  CARE Complaint
o  Proposed Tax Initiatives
o  State Purchase of Southern California Edison Transmission Facilities
o  Western Power Market Investigations
o  DWR Power Purchases
o  Mirant New York
o  Mirant Mid-Atlantic
o  State Line Energy, LLC

     Additionally, for recent events occurring after June 30, 2001 reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our financial condition or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. We are exposed to market risks, including changes in interest rates. Through various hedging mechanisms, including contractual arrangements with Mirant Americas Energy Marketing, we attempt to mitigate some of the impact of changes in energy prices, fuel costs and interest rates on our results of operations.

     We use interest rate swaps to hedge underlying debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with a swap is reflected as an adjustment to interest expense over the life of the instruments. If we sustained a 100 basis point change in interest rates for all variable rate debt, the change would affect net income by approximately $5 million, based on variable rate debt and derivatives and other interest rate sensitive instruments outstanding at June 30, 2001.

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by our generation assets. These financial instruments primarily include forwards, futures and swaps. Prior to January 1, 2001, when we adopted SFAS No. 133, the gains and losses related to these derivatives were recognized in the same period as the settlement of underlying physical transactions. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statement of income. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings.

     We maintain clear policies for undertaking risk-mitigating actions that may become necessary when measured risks temporarily exceed limits as a result of market conditions. To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, we cannot predict with precision the impact that our risk management decisions may have on our businesses, operating results or financial position. Mirant Americas Energy Marketing manages market price risk for us through formal oversight groups, which include senior management, mechanisms that independently verify transactions and measure risk and the use of a Value-at-Risk ("VaR") methodology on a daily basis. We bear all gains and losses of the market price risk mitigation activities conducted by Mirant Americas Energy Marketing on our behalf.

     For those commodity contracts in which hedge accounting criteria are met, any changes in the fair value of these contracts reflect essentially offsets to changes in the value of the underlying physical transactions. Therefore, we have minimal exposure to market risk on the portion of our portfolio of commodity contracts in which we are effectively hedging the exposure of our physical assets to changes in market prices.

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $27 million at June 30, 2001. During the six months ended June 30, 2001, the actual daily change in fair value did not exceed the corresponding daily VaR calculation. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

Credit Risk

     For all derivative financial instruments, we are exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. Through Mirant Americas Energy Marketing, we have established controls to determine and monitor the creditworthiness of counterparties to mitigate our exposure to counterparty credit risk. Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Mirant Americas Energy Marketing monitors credit risk for us on both an individual basis and a group counterparty basis. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

     As of June 30, 2001, our exposure to one counterparty, the California Department of Water Resources, represented more than 10% of our total credit exposure. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

 Western United States Power Markets:

California Reliability-Must-Run Agreements. Mirant Americas Generation subsidiaries acquired generation assets from Pacific Gas and Electric Company in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain Mirant Americas Generation subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric Company prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant Americas Generation by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant Americas Generation contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the presiding administrative law judge issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant Americas Generation appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

     If Mirant Americas Generation is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of June 30, 2001 would have been approximately $ 173 million, however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant Americas Generation is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant Americas Generation cannot provide assurance that it will be successful.

 CAISO and California Power Exchange Price Caps. Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the CAISO Board of Governors reduced the price cap applicable to the CAISO's wholesale energy and ancillary services markets from $750/MWh to $500/MWh. The CAISO subsequently reduced the price cap to $250/MWh on August 1, 2000. During this period, however, the California Power Exchange maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the California Power Exchange. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company that sought to extend the CAISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order denying the relief sought by San Diego Gas & Electric Company, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets". In the November 1 order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to the California Power Exchange and CAISO markets, which would allow bids above $150/MWh to be accepted, subject to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and that such bids may not set the overall market clearing price; (b) elimination of the requirement that the California utilities sell into and buy from the California Power Exchange; (c) establishment of independent non-stakeholder governing boards for the CAISO and the California Power Exchange; and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order, the FERC established October 2, 2000, the date 60 days after the filing of the San Diego Gas & Electric Company complaint, as the "refund effective date." Rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 order. The December 15 order also required generators to provide weekly reports of sales above the "soft" price cap of $150/MWh. Various parties filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 order.

     On March 9, March 16, April 16, May 16 and June 15, 2001, the FERC ordered that certain transactions into the CAISO and California Power Exchange markets have not been shown to be just and reasonable. The order determined that potential refunds would be appropriate for certain transactions in these markets above a "proxy market price" specified during a CAISO-declared Stage 3 Emergency, absent additional price or cost justification by jurisdictional sellers. These sellers, including Mirant California, Mirant Delta and Mirant Potrero were required to determine whether to provide refunds of costs above the proxy market price or to provide justification of prices to the FERC. Various parties have requested an administrative rehearing of the FERC March 9 order. The Company cannot predict whether the FERC will grant a rehearing.

     The FERC has issued proxy market price orders for the months of January, February, March, April and May 2001. The potential refund exposure for Mirant California, Mirant Delta and Mirant Potrero for January, February, March and May was approximately $3 million. The proxy market price for April was not applicable to any sales made by those entities. Mirant California, Mirant Delta and Mirant Potrero have provided additional price justification for the transactions in January, February and March that were subject to refund. The Company cannot give any assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts.

     In March 2001, the FERC staff issued its recommendation, regarding a new market mitigation plan, which included continued price mitigation during Stage 3 emergencies. On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan modeled closely on the recommendation made by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the ISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by FERC, the generator is required to submit data to FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plant outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to FERC jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments within 30 days on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the Western markets outside of California. This mitigation program became effective May 29, 2001, and will terminate after one year. In addition, the order identified certain prohibited biding practices by entities having market rate authority (which would include certain of Mirant's subsidiaries) and stated that it would impose sanctions on entities that engage in the prohibited practices. The effects of this FERC order are not yet known by Mirant.

 Proposed CAISO and California Power Exchange Tariff Amendments. On January 4, 2001, the CAISO filed for approval of a tariff amendment whereby its creditworthiness requirements for certain electricity purchasers would be reduced. The action was taken in response to reports that Moody's and S&P were on the verge of reducing the credit ratings of Southern California Edison and Pacific Gas & Electric Company to ratings that would not allow Southern California Edison and Pacific Gas & Electric Company to purchase electricity from the CAISO unless they posted collateral for their purchases. In its filing, the CAISO announced its intention to implement the reduced credit requirements immediately in order to ensure the reliability of the California power grid. On January 5, 2001, the California Power Exchange filed a similar request with respect to the California Power Exchange's tariffs as the CAISO had requested on January 4, 2001. On February 14, 2001, the FERC ruled that the tariff amendment requested by the California Power Exchange should be rejected because it had ceased to operate its day-ahead and day-of markets. With respect to the CAISO's request, the FERC allowed the CAISO to amend its tariff to remove the creditworthiness requirements only with respect to the scheduling by a utility purchaser from the CAISO of power from generation owned by that purchaser. The FERC rejected the proposed amendment with respect to purchases by the CAISO from third-party suppliers. On April 6, 2001, the FERC confirmed its February 14 decision. On June 13, 2001, the FERC issued an order denying rehearing on the April 6, 2001 order on creditworthiness, which provides that the CAISO must provide a creditworthy counterparty for all power transactions.

 California Rate Payer Litigation. Six lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant Corporation, Mirant Americas Energy Marketing, L.P., Mirant Delta, Mirant Potrero, and Southern Company, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state has had to spend more than $6 billion purchasing electricity, a material portion of which was at inflated prices. Additionally, the complaint alleges that if an injunction is not issued, that the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern Company as a defendant, it appears that the allegations, as they may relate to Southern Company and its subsidiaries, are directed to activities of subsidiaries of Mirant Corporation. One such suit names Mirant Corporation itself as a defendant. Southern Company has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs the separation of Mirant from Southern Company, and Mirant California has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

     A listing of the cases follows: (1) People of the State of California v. Dynegy, et al., filed January 18, 2001 in the Superior Court of California-San Francisco County; (2) Gordon v. Reliant Energy, Inc. et al., filed November 27, 2000 in the Superior Court of California-San Diego County; (3) Hendricks v. Dynegy Power Marketing, Inc. et al., filed November 29, 2000 in the Superior Court of California-San Diego County; (4) Sweetwater Authority et al. V. Dynegy, Inc., et al., filed January 16, 2001 in the Superior Court of California-San
Diego County; (5) Pier 23 Restaurant v. PG&E Energy Trading, et al., filed January 24, 2001 in the Superior Court of California-San Francisco County; and
(6) Bustamante et al. V. Dynegy, Inc. et al., filed May 2, 2001 in the Superior Court of California-Los Angeles County. On June 8, 2001, the Judicial Panel on Multidistrict Litigation ruled that the six cases should be consolidated for purposes of pretrial proceedings. On July 30, 2001, the United States District Court for the Southern District of San Diego remanded the California electricity cases currently assigned to it (all of the cases except Bustamante, which is pending assignment to the same judge) to the superior courts of the State of California based upon an absence of federal jurisdiction. Mirant Americas Generation cannot predict the outcome of these cases.

California Power Exchange Bankruptcy. On March 9, 2001, the California Power Exchange filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The Power Exchange's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric Company and Southern California Edison, and on the outcome of its litigation with the California state government. At this point, it is uncertain what effect the California Power Exchange's bankruptcy will have on the receivables owed to the Company.

CAISO Claim Before FERC. The CAISO has asserted in a March 22, 2001 filing at FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO has also asserted that during that period generators in California bid prices into the CAISO real time markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant) was alleged by the CAISO to have overcharged by approximately $97 million.

     On June 7, 2001, the CAISO filed a motion with the FERC to revoke the market-based rate authority issued by the FERC to three Mirant Americas Generation subsidiaries engaged in the California market. The CAISO also requested that FERC order refunds for sales dating back to May 1, 2000, and that FERC investigate whether these subsidiaries exercised market power prior to May 1, 2000. If this motion were to be fully approved by the FERC, it would subject the applicable Mirant Americas Generation entities to cost-based rates under the FERC's jurisdiction. While the Company does not believe that the CAISO will gain full approval of its motion, the Company cannot currently predict what action the FERC, if any, will take or what impact the CAISO's motion will have on the Company's California operations. The Company cannot predict the outcome of this proceeding at this time.

Consumers Union Complaint. On June 15, 2001, the Consumers Union of the U.S., Inc. filed a petition at the FERC requesting immediate action to protect consumers against unjust and unreasonable charges for electricity in the western United States, including (1) the immediate suspension of market-based rate authority for all sellers subject to FERC jurisdiction, (2) the requirement of sellers to make cost of service filings with the FERC, (3) the determination of just and reasonable rates for sellers based on the seller's cost of service, and
(4) the ordering of refunds for any unjust or unreasonable rates and charges. On July 16, 2001, the Company filed a response to the petition arguing that the petition should be dismissed. Mirant Americas Generation cannot predict what action, if any, the FERC will take with respect to this complaint.

 Clean Air Act Citizen Suit. On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against the Company and the Bay Area Air Quality Management District, alleging violations of federal permitting requirements resulting from the Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with the Company implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against the Company only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order on Consent in recognition of the Company's agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between the Company and the District. On June 26, 2001, the Company filed with the FERC an

Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must offer" requirements, once they exceed their permitted operating limits.

     On June 19, 2001, Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, collectively, and the City and County of San Francisco, each delivered to the Company a Notice of Intent to File Suit Under the Clean Air Act. These notices state that on 60 days from June 19, the parties will file Clean Air Act citizen suits against the Company alleging violations of the California State Implementation Plan, the Title V operating permit for the Potrero facility, and federal permitting requirements for modified facilities. These violations are alleged to result from operation of the Potrero peaking units beyond their permit limits on total annual hours of operation. The parties state that they seek injunctive relief, penalties and costs of litigation if the matters are not resolved within the 60-day period. On July 25, 2001, the FERC issued an order granting the Company's Emergency Request and concluded that the Potrero jets would be exempt from the "must offer" requirement to the extent that compliance would require the Company to operate the Potrero jets in excess of the current air permit limitations.

California Refund Proceeding. On June 19, 2001, the FERC issued an order on rehearing of the April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the Western System Coordinating Council ("WSCC"). The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2001, and will extend until September 30, 2002. Under to the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7 percent in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable operating and maintenance costs set at $6 per MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a newly-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add 10 percent to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The additional 10 percent will not be reflected in the market price for the rest of the WSCC.

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in the spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour. In all non-reserve deficiency hours (i.e. when reserve levels in the CAISO exceed 7 percent), the June 19 order provides that the market clearing price within California and throughout the WSCC will be set at 85 percent of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7 percent and a new price is set.

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods and creditworthiness. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the San Diego Gas & Electric Co. complaint proceeding, the State of California and other interested parties participated in the settlement conference. The parties were unable to reach a settlement on the issues at the conference. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and Power Exchange markets. The recommendation also included a 60 day hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 12, the Company filed comments on the Chief Judge's recommendation, and on July 19, also filed a request for rehearing of the June 19 order.

     On July 12, 2001, the California Attorney General, the California Electricity Oversight Board, the county of Los Angeles, the California Public Utilities Commission, and San Diego Gas & Electric Company filed a "Motion for Refunds" at the FERC, requesting the FERC to order refunds for the CAISO, Power Exchange, and bilateral markets retroactive to May 1, 2000.

     On July 25, 2001, the FERC ordered a hearing to be held to determine refund amounts (and offsets) for certain sales to the CAISO and the Power Exchange from October 2, 2000 through June 20, 2001, based upon a methodology that follows closely the methodology recommended by the presiding Administrative Law Judge. The Company expects that any refunds determined in this proceeding will supersede any refunds ordered pursuant to the proxy price methodology employed by the FERC from January through May 2001.

Pacific Northwest Refund Proceeding. In the July 25, 2001 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In this proceeding, the DWR has filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The Company cannot predict at this time the outcome of this proceeding.
CARE Compliant. On April 16, 2001, Californians for Renewable Energy, Inc. ("CARE") filed a complaint at the FERC against Mirant and three other suppliers alleging that those suppliers withheld power to contrive an energy shortage and to test their market power in violation of the Federal Power Act, federal and state anti-trust laws, Title VI of the Civil Rights Act of 1964 and the North American Free Trade Agreement. The complaint seeks refunds of overcharges and unspecified damages. The Company cannot predict at this time the outcome of this proceeding.

 Western Power Market Investigations. The CPUC and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several Mirant Americas Generation entities. The CPUC issued one subpoena to Mirant Americas Generation's entities in mid-August 2000 and one in September 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas
Generation's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on the Company or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by the CPUC and the Attorney General throughout this process.

     On March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. Mirant has received document requests in this investigation and has been asked to make a presentation to the committee.

     On April 13, 2001, Reliant Energy, Inc. filed suit in the Los Angeles Superior Court against the Attorney General regarding the confidentiality of the sensitive information requested. The Company joined that suit on April 18, 2001. Also on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation. Investigations have also been launched by the Attorney General's office for the State of Washington and the Oregon Department of Justice. These offices issued subpoenas requesting information in connection with their investigations on June 4 and 8, 2001, respectively. Each of these subpoenas imposes additional compliance costs on the Company or its subsidiaries.

     With regard to the California Senate investigation, Senator Dunn, a California State Senator, announced on May 3, 2001 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To the Company's knowledge, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. On June 12, 2001, the Company received a subpoena from the California Senate formalizing its earlier information request. Despite various measures taken to protect the confidentiality of sensitive information produced to the various agencies involved in western United States power market investigations, there remains a risk of governmental disclosure of confidential, proprietary and trade secret information obtained by these agencies throughout the investigative process.

     While the Company will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

State Line Energy, L.L.C. ("State Line"):

     On July 28, 1998, an explosion occurred at State Line causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. The Company filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction. The motion was denied in August 1999. In October 1999, the Appellate Court of Illinois granted the Company's petition for leave to appeal. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT AMERICAS GENERATION, INC.


    By    /s/ Michael L. Smith
        ------------------------------------------------
          Michael L. Smith
          Senior Vice President, Chief Financial
          Officer And Director
          (Principal Financial and Accounting Officer)

                                                         Date: September 5, 2001