Form 10-Q
period 2001-09-30
MIRANT AMERICAS GENERATING LLC
filed 2001-11-09
CIK 1140761

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                         MIRANT AMERICAS GENERATION, LLC
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0390520
---------------------------------       ----------------------------------------
 (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia        30338
--------------------------------------------------------   -----------------
         (Address of Principal Executive Offices)             (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                                   ----------

                Mirant Americas Generation, LLC and Subsidiaries

                                      INDEX

                For the Quarterly Period Ended September 30, 2001

                                                                          Page
                                                                         Number
                                                                         ------
DEFINITIONS                                                                   1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                    2

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                          3
         Condensed Consolidated Balance Sheets                                4
         Condensed Consolidated Statements of Cash Flows                      6
         Condensed Consolidated Statements of Stockholder's Equity            7
         Notes to the Condensed Consolidated Financial Statements             8

Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                  23

Item 3. Quantitative and Qualitative Disclosures about Market Risk           28

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    30
Item 2. Changes in Securities and Use of Proceeds                  Inapplicable
Item 3. Defaults Upon Senior Securities                            Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders        Inapplicable
Item 5. Other Information                                          Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                     32
Signatures

                                   DEFINITIONS
TERM                                                  MEANING
---------------------------        ---------------------------------------------
CAISO                              California Independent System Operator
Clean Air Act                      Clean Air Act Amendments of 1990
Company                            Mirant Americas Generation, LLC and
                                    its subsidiaries
CPUC                               California Public Utilities Commission
CSFB                               Credit Suisse First Boston
DWR                                California Department of Water Resources
Energy Act                         Energy Policy Act of 1992
EPA                                U. S. Environmental Protection Agency
FASB                               Financial Accounting Standards Board
FERC                               Federal Energy Regulatory Commission
LIBOR                              London Interbank Offering Rate
Mirant                             Mirant Corporation and its subsidiaries
Mirant Americas                    Mirant Americas, Inc.
Mirant Americas Development        Mirant Americas Development, Inc.
Mirant Americas Energy Marketing   Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation         Mirant Americas Generation, LLC and
                                    its subsidiaries
Mirant California                  Mirant California, LLC
Mirant Delta                       Mirant Delta, LLC
Mirant Mid-Atlantic                Mirant Mid-Atlantic, LLC
Mirant New England                 Mirant New England, Inc.
Mirant New York                    Mirant New York, Inc and Mirant New York
                                    Investments, Inc., collectively
Mirant Peaker                      Mirant Peaker, LLC
Mirant Potomac River               Mirant Potomac River, LLC
Mirant Potrero                     Mirant Potrero, LLC
Mirant Texas                       Mirant Texas Investments, Inc. and Mirant
                                    Texas Management, Inc., collectively
Mirant Wisconsin                   Mirant Wisconsin Investments, Inc
MW                                 Megawatt
NYISO                              New York Independent System Operator
OCI                                Other Comprehensive Income
PEPCO                              Potomac Electric Power Company
PJM                                PJM Interconnection Market
PX                                 California Power Exchange Corporation
RMR                                Reliability-Must-Run
S & P                              Standard and Poors
SCE                                Southern California Edison
SEC                                Securities and Exchange Commission
SFAS                               Statement of Financial Accounting Standards
Southern                           Southern Company
State Line                         State Line Energy, LLC

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or projected business results. In some cases, forward-looking statements may be identified by the terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

     o    legislative  and  regulatory   initiatives   regarding   deregulation,
          regulation or restructuring of the electric utility industry;

     o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

     o    state, federal and other rate regulations in the United States;

     o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     o political, legal, market (including, but not limited to, energy and commodity supply and pricing developments) and economic conditions and developments in the United States;

     o    financial market conditions and the results of our financing efforts;

     o    changes in commodity prices and interest rates;

     o    weather and other natural phenomena;

     o performance of our projects undertaken and the success of efforts to invest in and develop new opportunities;

     o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation;

     o the direct and indirect effects on our business, including the availability of insurance, resulting from the terrorist attacks on September 11, 2001 or any other terrorist actions or responses to such actions;

     o the direct and indirect effects on our business resulting from the inability of significant energy market participants to perform on their delivery or payment obligations to us, or to a third party; and

     o other factors discussed elsewhere herein and in other reports (including our quarterly report on Form 10-Q filed September 5, 2001 and our Registration Statement on Form S-4 filed August 8, 2001) described from time to time in our filings with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake a duty to update any of the forward-looking statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)



                                                             For the Three Months     For the Nine Months
                                                             Ended September 30,      Ended September 30,
                                                                2001       2000        2001         2000
                                                             ----------- ---------  ------------  ----------

Operating Revenues:                                              $1,400     $ 680      $  4,257     $ 1,221
                                                             ---------- ---------  ------------  ----------

Operating Expenses:
Cost of fuel, electricity and other products                        870       295         2,879         569
Maintenance                                                          19        17            72          48
Depreciation and amortization                                        42        20           127          57
Selling, general and administrative                                 211       108           569         160
Taxes other than income taxes                                        29        25            81          51
Other                                                                37        14           107          41
                                                             ---------- ---------  ------------  ----------
  Total operating expenses                                        1,208       479         3,835         926
                                                             ---------- ---------  ------------  ----------
Operating Income                                                    192       201           422         295
                                                             ---------- ---------  ------------  ----------
Other Income (Expense), net:
Interest income                                                      10         1            29           3
Interest expense                                                    (48)      (27)         (137)        (69)
Gain from sale of property                                            -         -             -           5
Gain from insurance proceeds                                          -         -             8           -
Other, net                                                            -        (4)           (1)          2
                                                             ---------- ---------  ------------  ----------
  Total other income (expense), net                                 (38)      (30)         (101)        (59)
                                                             ---------- ---------  ------------  ----------
Income Before Income Taxes                                          154       171           321         236
Provision for Income Taxes                                           65        72           139          95
                                                             ---------- ---------  ------------  ----------
Net Income                                                       $   89     $  99      $    182     $   141
                                                             ========== =========  ============  ==========







    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)



ASSETS:                                                          September 30,         December 31,
                                                                     2001                 2000
                                                               ------------------  ----------------
                                                                   (Unaudited)
Current Assets:
Cash and cash equivalents                                           $    146          $    83
Receivables:
  Customer accounts                                                       16               24
  Affiliates, net of allowance for doubtful accounts of $123
    and $50 for 2001 and 2000, respectively                              314              599
Assets from risk management activities (Notes A and D)                    99                -
Derivative hedging instruments (Notes A and D)                           467                -
Notes receivable from affiliates                                         241               48
Fuel stock                                                                89               50
Materials and supplies                                                    80               79
Deferred income taxes                                                     71               78
Prepayments                                                              147               70
Other                                                                     19                6
                                                               -------------      -----------
  Total current assets                                                 1,689            1,037
                                                               -------------      -----------

Property, Plant and Equipment:
Property, plant and equipment                                          2,733            2,572
Less accumulated provision for depreciation                             (173)             (92)
                                                               -------------      -----------
                                                                       2,560            2,480
Construction work in progress                                            301              218
                                                               -------------      -----------
  Total property, plant and equipment, net                             2,861            2,698
                                                               -------------      -----------

Noncurrent Assets:
Notes receivable from affiliates                                         223              223
Goodwill, net of accumulated amortization of $46 and $17
  for 2001 and 2000, respectively                                      1,457            1,555
Other intangible assets, net of accumulated amortization
  of $51 and $34 for 2001 and 2000, respectively                         623              635
Assets from risk management activities (Notes A and D)                    87                -
Derivative hedging instruments (Notes A and D)                           351                -
Other                                                                     34               23
                                                               -------------      -----------
  Total noncurrent assets                                              2,775            2,436
                                                               -------------      -----------

  Total assets                                                      $  7,325          $ 6,171
                                                               =============      ===========







    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)



LIABILITIES AND STOCKHOLDER'S EQUITY:                                             September 30,         December 31,
                                                                                      2001                 2000
                                                                                 ------------------  --------------------
                                                                                   (Unaudited)
Current Liabilities:
Accounts payable                                                                    $   189               $    89
Payable to affiliates                                                                   155                   496
Notes payable                                                                           750                   945
Accrued taxes                                                                            73                    49
Liabilities from risk management activities (Notes A and D )                            118                     -
Derivative hedging instruments (Notes A and D)                                          446                     -
Revenues subject to refund                                                              218                   150
Other                                                                                    77                    10
                                                                                -----------          ------------
  Total current liabilities                                                           2,026                 1,739
                                                                                -----------          ------------

Noncurrent Liabilities:
Notes payable                                                                         1,745                 1,450
Notes payable to affiliates                                                             201                     -
Deferred income taxes                                                                   225                   175
Liabilities from risk management activities (Notes A and D)                              94                     -
Derivative hedging instruments (Notes A and D)                                          260                     -
Other                                                                                     -                     5
                                                                                -----------          ------------
  Total noncurrent liabilities                                                        2,525                 1,630
                                                                                -----------          ------------

Commitments and Contingent Matters (Notes F and G)

Stockholder's Equity:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding               -                     -
Additional paid-in capital                                                            2,920                 2,820
Deferred contract with affiliate (Note E)                                              (110)                    -
Accumulated deficit                                                                     (57)                  (18)
Accumulated other comprehensive income                                                   21                     -
                                                                                -----------          ------------
  Total stockholder's equity                                                          2,774                 2,802
                                                                                -----------          ------------

  Total liabilities and stockholder's equity                                        $ 7,325               $ 6,171
                                                                                ===========          ============






    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                             2001              2000
                                                                                       ----------------- -----------------

Cash Flows From Operating Activities:
Net income                                                                                  $ 182             $ 141
                                                                                       ----------        ----------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Depreciation and amortization                                                               127                57
  Deferred income taxes                                                                       (17)               (1)
  Deferred contract with affiliate                                                             10                 -
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Accounts receivable and receivables from affiliates, net                                  281              (380)
    Risk management activities, net                                                            26                 -
    Accounts payable and accrued liabilities                                                  (72)              298
    Accrued taxes                                                                              24                80
    Other, net                                                                                (45)              129
                                                                                       ----------        ----------
      Total adjustments                                                                       334               183
                                                                                       ----------        ----------
      Net cash provided by operating activities                                               516               324
                                                                                       ----------        ----------

Cash Flows From Investing Activities:
Capital expenditures                                                                         (291)             (166)
Issuance of notes receivable to affiliates                                                   (199)              (33)
Repayment on notes receivable to affiliates                                                     7                 -
Property insurance proceeds                                                                    13                27
                                                                                       ----------        ----------
      Net cash used in investing activities                                                  (470)             (172)
                                                                                       ----------        ----------

Cash Flows From Financing Activities:
Capital contributions                                                                          27                 -
Payment of dividends                                                                         (221)              (11)
Proceeds from issuance of notes payable                                                     1,712               108
Repayment of notes payable                                                                 (1,702)             (248)
Proceeds from issuance of notes payable to affiliates                                         221                 -
Repayment of note payable to affiliates                                                       (20)                -
                                                                                       ----------        ----------
      Net cash provided by (used in) financing activities                                      17              (151)
                                                                                       ----------        ----------
Net increase in Cash and Cash Equivalents                                                      63                 1
Cash and Cash Equivalents, beginning of period                                                 83                31
                                                                                       ----------        ----------
Cash and Cash Equivalents, end of period                                                    $ 146             $  32
                                                                                       ==========        ==========

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                                          $  60             $  50
                                                                                       ==========        ==========
Cash paid for income taxes                                                                  $ 118             $   9
                                                                                       ==========        ==========
Noncash Financing Activities:
Capital contributions                                                                       $ 105             $   -
                                                                                       ==========        ==========
Capital contribution under deferred contract with affiliate                                 $ 120             $   -
                                                                                       ==========        ==========
Purchase price adjustment                                                                   $ 105             $   -
                                                                                       ==========        ==========
Deferred tax liability related to deferred contract with affiliate                          $  47             $   -
                                                                                       ==========        ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
                                  (In Millions)



                                                                                             Accumulated
                                                  Additional    Deferred                        Other
                                        Common      Paid-In     Contract      Accumulated    Comprehensive  Comprehensive
                                        Stock       Capital   With Affiliate    Deficit         Income          Income
                                      ----------- ---------- --------------- --------------- --------------- ---------------

Balance, December 31, 2000                $ -      $ 2,820     $    -          $ (18)           $  -
   Net income                               -            -          -            182               -              $ 182
   Other comprehensive income               -            -          -              -              21                 21
                                                                                                             ----------
   Comprehensive income                                                                                           $ 203
                                                                                                             ==========
   Dividends                                -            -          -           (221)              -
   Capital contributions                    -          132          -              -               -
   Capital contribution under
       deferred contract with affiliate     -          120       (120)             -               -
   Purchase price adjustment                -         (105)         -              -               -
   Deferred tax liability related to
       deferred contract with affiliate     -          (47)         -              -               -
   Amortization of deferred contract
       with affiliate                       -            -         10              -               -
                                      -------     --------   --------        -------        --------
Balance, September 30, 2001               $ -      $ 2,920     $ (110)         $ (57)           $ 21
                                      =======     ========   ========        =======        ========








    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

     Conversion to a Limited Liability Company

     Effective November 1, 2001, the Company changed its form of organization from a corporation to a limited liability company. Therefore, the Company's legal name changed to Mirant Americas Generation, LLC, from Mirant Americas Generation, Inc. (Note G).

     Basis of Accounting

     These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements and the accompanying footnotes which are contained in the Company's prospectus filed with the SEC on August 8, 2001 pursuant to Rule 424 (b) under the Securities Act of 1933, with respect to the Company's registration statement on Form S-4 (Registration No. 333-63240). Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

      Accounting Changes

    Effective January 1, 2001, Mirant Americas Generation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001. The derivative instruments for which hedge accounting criteria are not met are reflected as risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after July 1, 2001. Mirant Americas Generation is currently assessing the financial statement impact of both pronouncements but has not yet determined their final impact.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Americas Generation is currently assessing the financial statement impact of this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's 2002 fiscal year. Mirant Americas Generation is currently assessing the financial statement impact of this pronouncement.

     Concentration of Revenues and Credit Risk

     Under its agreements with Mirant Americas Energy Marketing, an indirect wholly owned subsidiary of Mirant, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf. During the three and nine months ended September 30, 2001, approximately 62% and 66%, respectively, of the Company's revenues were attributable to sales in the California market, as compared to approximately 69% and 61% for the same periods in 2000. As of September 30, 2001, Mirant Americas Generation's exposure to one counterparty, the California Department of Water Resources, represented more than 10% of its total credit exposure. Mirant Americas Generation's overall exposure to credit risk may be impacted, either positively or negatively, because its counterparties may be similarly affected by changes in economic, regulatory or other conditions. Mirant Americas Generation's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.


B.       Comprehensive (Loss) Income

     Comprehensive (loss) income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive (loss) income for the three and nine months ended September 30, 2001 and 2000 (in millions):


                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                        -------------------  -------------------
                                          2001       2000     2001         2000
                                        ------      -----    ------       -----
     Net income                         $   89     $   99    $  182      $  141
     Other comprehensive (loss) income     (93)         -        21           -
                                        ------     ------    ------      ------
     Comprehensive (loss) income         $ (4)      $ 99     $  203      $  141
                                         =====     ======    ======      ======

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Accumulated OCI at September 30, 2001 consisted of the following, net of tax (in millions):


        Balance, December 31, 2000                                 $     -

        Other comprehensive income for the period:
          Transitional adjustment from adoption of SFAS No. 133       (298)
          Change in fair value of derivative instruments               368
          Reclassification from OCI to earnings                        (49)
                                                                   -------
        Other comprehensive income                                      21
                                                                   -------
        Balance, September 30, 2001                                $    21
                                                                   =======

     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of $298 million, and is primarily attributable to deferred losses on cash flow hedges. Mirant Americas Generation estimates that $8 million of net derivative after-tax gains included in OCI as of September 30, 2001 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts and interest payments are realized.

     The Company anticipates that SFAS No. 133 will increase the volatility of other comprehensive income and net income as derivative instruments are valued based on market prices. Therefore, as the prices change, the fair value of the derivatives will change.

C.       Debt

      In May 2001, Mirant Americas Generation issued $1,750 million in senior unsecured notes under Rule 144A of the Securities Act. Mirant Americas Generation has completed an exchange offer under an effective registration statement pursuant to which it exchanged the notes for notes registered under the Securities Act.

     In August 2001, the Company exercised its right to extend the maturity of its $695 million acquisition facility and its $150 million working capital facility and converted the drawn balances of $750 million into a term loan with maturity in September 2002. Under this facility, the Company may elect to rollover the borrowings at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of the rollover. The outstanding borrowings under the term loan were $750 million at an interest rate of 4.68% at September 30, 2001.

     As of September 30, 2001, the Company also had revolving credit facilities of $250 million and $50 million. The commitments under the $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis points per annum, remain available through October 2004. Under the revolving credit facilities, the Company may elect to borrow at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of the borrowing. Interest is payable on the maturity of the chosen interest period. No amounts were outstanding on the $250 and $50 million revolving credit facilities at September 30, 2001.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

D.       Financial Instruments

Derivative Hedging Instruments

     The Company is exposed to market risk including changes in interest rates and certain commodity prices. To manage the volatility relating to those exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended September 30, 2001, $276 million of pre-tax derivative gains were reclassified to operating income and $2 million of pretax derivative losses were reclassified to interest expense. During the nine months ended September 30, 2001, $88 million of pre-tax derivative gains were reclassified to operating income and $4 million of pretax losses were reclassified to interest expense. The derivative gains and losses reclassified to earnings, combined with the settlement of the underlying physical transactions together represent the Company's net commodity revenues and costs. At September 30, 2001, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2011.

Commodity Price Management

     The Company enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these derivatives are designated as cash flow hedges the gains and losses are recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At September 30, 2001, the Company had a net derivative hedging asset of approximately $171 million related to these financial instruments. The fair value of its commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At September 30, 2001, the Company had contracts that related to periods through 2006. The net notional amount of the commodity price management assets and liabilities at September 30, 2001 was 3.0 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

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

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. These financial instruments are recorded at fair value as risk management assets and risk management liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001.

     At September 30, 2001, the Company had contracts that related to periods through 2010. The net notional amount of the risk management assets and liabilities at September 30, 2001 was approximately 2.9 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

E.       Business Developments and Related Party Transactions

Revenue Sharing Arrangements

     During the three and nine months ended September 30, 2001, the Company incurred approximately $156 million and $297 million, respectively, in costs under all revenue sharing arrangements it has with Mirant Americas Energy Marketing as compared to $74 million and $85 million, respectively, for the same periods in 2000. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Mirant Mid-Atlantic Sales Agreement

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's (an indirect wholly owned subsidiary of Mirant Americas Generation) capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. Our affiliated companies, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreements outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, who in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

   At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. The total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to additional paid in capital and an offsetting contra equity account on the Company's unaudited condensed consolidated balance sheet and statement of stockholder's equity at the inception of the agreements. The Company will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the three months ended September 30, 2001 was $18 million.

                        MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended September 30, 2001 amounted to $10 million. In addition, the Company has recognized a deferred tax liability of approximately $47 million related to the deferred contract value at the inception of the agreement. This recognition of the deferred tax liability is offset by a corresponding decrease in additional paid in capital.

Purchase Price Adjustment

     During the three months ended September 30, 2001, the Company made an adjustment to the purchase price allocation related to the purchase of certain assets from PEPCO in December 2000. This purchase price adjustment reflects the recognition of certain tax benefits that are expected to be realized by the Company's stockholder related to the purchase. The purchase price adjustment of approximately $105 million is reflected as a reduction of both goodwill and additional paid in capital in the accompanying unaudited condensed consolidated financial statements at September 30, 2001.

F.       Commitments and Contingent Matters

Litigation and Other Contingencies

Western United States Power Markets:

Reliability-Must-Run Agreements: Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant Americas Generation's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant Americas Generation by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant Americas Generation contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant Americas Generation appealed the administrative law judge's decision to the FERC.

     If Mirant Americas Generation is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of September 30, 2001 would have been approximately $198 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant Americas Generation is unsuccessful in its appeal, Mirant Americas Generation plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant Americas Generation cannot provide assurance that it will be successful.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     In 2001, the CAISO failed to pay a total of approximately $19.6 million to Mirant Americas Generation's subsidiaries under the reliability-must-run agreements assumed by Mirant Americas Generation from Pacific Gas and Electric. Mirant Americas Generation has submitted notices of default to the CAISO. Payments have been received for amounts that became due following Pacific Gas and Electric's April 6, 2001 petition for bankruptcy.

Defaults by SCE and Pacific Gas and Electric and  Bankruptcy  of Pacific Gas and
Electric: On January 16 and 17, 2001, SCE and Pacific Gas and Electric's credit and debt ratings were lowered by Moody's and S&P to "non-investment grade" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility. On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy will have on the ultimate recovery of amounts owed by Pacific Gas and Electric.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant Americas Generation's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers.

     On May 10, 2001, Governor Davis signed Bill SB31x into law. This legislation permits the DWR to issue up to approximately $13 billion in revenue bonds to finance the purchase of electric energy. The Bill became effective on August 8, 2001. On May 24, 2001, Mirant Americas Generation entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity. The contract runs from June 1, 2001 to December 31, 2002.

California Price Mitigation and Refund Proceeding: The FERC has issued proxy market price orders for the months of January, February, March, April and May 2001. The potential refund exposure for Mirant Americas Generation for January, February, March and May was approximately $3 million. The proxy market price for April was not applicable to any sales made. These refunds are being addressed in the California Refund Proceeding currently pending before the FERC Administrative Law Judge. Mirant Americas Generation cannot give any assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts.

     In March 2001, the FERC staff issued its recommendation regarding a new market mitigation plan which included continued price mitigation during Stage 3 emergencies. On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

price. In the event that a generator sells power at prices higher than the formula price set by the FERC, the generator is required to submit data to the FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to the FERC's jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under
Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the western markets outside of California. This mitigation program became effective on May 29, 2001, and will terminate after one year. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain of Mirant Americas Generation's subsidiaries) and has stated that it would impose sanctions on entities that engage in the prohibited practices.

     On June 19, 2001, the FERC issued an order on rehearing of the April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the Western System Coordinating Council ("WSCC"). The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2001, and will extend until September 30, 2002. Under the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7% in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the house. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable operating and maintenance costs set at $6 per MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a new-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add 10% to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The additional 10% will not be reflected in the market price for the rest of the WSCC. For the months of June and July 2001, the FERC denied the requests of generators to charge a higher price than the mitigated price based on claimed justifications for such higher prices. Mirant cannot predict how the FERC will rule on any future requests/justifications for prices higher than the mitigated price during future months.

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour. In all non-reserve deficiency hours (i.e., when reserve levels in the CAISO exceed 7%), the June 10 order provides that the market clearing price within California and throughout the WSCC will be set at 85% of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7% and a new price is set.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods and creditworthiness. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the San Diego Gas & Electric Co. complaint proceeding, the State of California and other interested parties participated in the settlement conference. The parties were unable to reach a settlement on the issues at the conference. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and PX markets. The recommendation also included a hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in December 2001 and February 2002.

     In the July 25 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001.

     In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC administrative law judge ("ALJ") recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that he would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. At this time, Mirant Americas Generation cannot predict the outcome of this proceeding. If Mirant Americas Energy Marketing is required to refund such amounts, Mirant Americas Generation subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf in the Pacific Northwest.

Western Power Market Investigations: The CPUC, the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas to several of Mirant Americas Generation's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas Generation's California generating facilities since December 2000. The California Attorney General issued its subpoena to the Company in February 2001 under the following caption:
"In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between the Company and these agencies regarding the scope of the subpoenas and the confidentiality of the Company's documents. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

     While Mirant Americas Generation will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against the Company or its subsidiaries, the results of such investigations cannot now be determined.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

California Rate Payer Litigation: Six lawsuits have been filed and consolidated in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, Mirant Potrero, and Southern, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more that $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern as a defendant, it appears that the allegations, as they may relate to Southern and its subsidiaries, are directed to activities of Mirant's subsidiaries. One such suit names Mirant Corporation itself as a defendant. Southern has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs Mirant's separation from Southern, and Mirant has undertaken the defense of all of the claims.

     In September 2001, the defendants in the California rate payer litigation served upon the plaintiffs in each case a Joint Demurrer, a Joint Motion to Strike and a Joint Motion to Stay. The Joint Demurrer asserts that the defendants should be granted judgment as a matter of law on the claims asserted by the plaintiffs. The Joint Motion to Strike asserts that if the court does not conclude that plaintiffs' claims are barred entirely, then all claims seeking monetary recovery should be stricken based on the filed rate doctrine. The Joint Motion to Stay asserts that any claims not dismissed in response to the Joint Demurrer or stricken in response to the Motion to Strike should be stayed until the FERC has entered a final order in the ongoing proceedings before it related to the investigations of the California wholesale markets. These pleadings have been served on the plaintiffs in each of the six cases but will not be filed with the court until a determination is made regarding whether the actions should be coordinated and, if so, before which court. The plaintiffs seek to have the cases coordinated before a court in San Francisco, while the defendants have asked for the cases to be coordinated before a court in San Diego. The California Judicial Council has sent the coordination motions to the presiding judge for the Superior Court for the County of San Diego, who has assigned a judge to hear the coordination petitions. The judge will decide whether the cases should be coordinated and, if so, will recommend to the California Judicial Council which court should hear the coordinated actions. The Company cannot predict the outcome of these cases.

CAISO Claim before the FERC: The CAISO asserted in a March 22, 2001 filing at the FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO also asserted that during that period generators in California bid prices into the CAISO real time markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant Corporation) was alleged by the CAISO to have overcharged by approximately $97 million. These claims are being addressed in the FERC California Refund proceeding scheduled for December 2001 and February 2002.

     On June 7, 2001, the CAISO filed a motion with the FERC to revoke the market-based rate authority issued by the FERC to several of Mirant Americas Generation's subsidiaries engaged in the California market. The CAISO also requested that the FERC order refunds for sales dating back to May 1, 2000, and that the FERC investigate whether Mirant Americas Generation exercised market power prior to May 1, 2000. If this motion were to be fully approved, it would subject the applicable subsidiaries to cost-based rates under the FERC's jurisdiction. While Mirant Americas Generation does not believe that the CAISO will gain full approval of its motion, Mirant Americas Generation cannot currently predict wha t action the FERC will take, if any or what impact the

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

CAISO's motion will have on its operations. Mirant Americas Generation cannot predict the outcome of these proceedings at this time.

Consumers Union Complaint: On June 15, 2001, the Consumers Union of U.S., Inc. filed a petition at the FERC requesting immediate action to protect consumers against unjust and unreasonable charges for electricity in the western United States, including (1) immediate suspension of market-based rate authority for all sellers subject to the FERC's jurisdiction, (2) the requirement of seller to make cost of service filings with the FERC, (3) the determination of just and reasonable rates for sellers based on their cost of service and (4) the ordering of refunds for any unjust or unreasonable rates and charges. On July 16, 2001, the Company filed a response to the petition, arguing that the petition should be dismissed. The Company cannot determine at this time what action, if any, the FERC will take with respect to this complaint.

Environmental Suit and Notice of Intent to File Suit: On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against Mirant and the Bay Area Air Quality Management District, alleging violations of federal permitting requirements resulting from Mirant's Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with Mirant implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against Mirant only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order on Consent in recognition of the Company's agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between the Company and the District.

     On June 19, 2001, Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, collectively, and the City and County of San Francisco, each delivered to Mirant a Notice of Intent to File Suit Under the Clean Air Act. These notices state that on 60 days from June 19, the parties will file Clean Air Act citizen suits against Mirant alleging violations of the California State Implementation Plan, the Title V operating permit for the Potrero facility, and federal permitting requirements for modified facilities. These violations are alleged to result from operation of the Potrero peaking units beyond their permit limits on total annual hours of operation. The parties state that they seek injunctive relief, penalties and costs of litigation if the matters are not resolved within the 60-day period. On June 26, 2001, Mirant Americas Generation filed with the FERC an Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must run" requirements, once they exceed their permitted operating limits.

Pacific Gas and Electric Bankruptcy: On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant Americas Generation by Pacific Gas and Electric. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant Americas Generation would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from ten to thirty years.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

CARE Complaint: On April 16, 2001, Californians for Renewable Energy, Inc. ("CARE") filed a complaint at the FERC against Mirant Americas Generation and three other suppliers alleging that those suppliers withheld power to contrive an energy shortage and to test their market power in violation of the Federal Power Act, federal and state anti-trust laws, Title VI of the Civil Rights Act of 1964 and the North American Free Trade Agreement. The complaint seeks refunds of overcharges and unspecified damages. Mirant Americas Generation cannot predict at this time the outcome of this proceeding.

California Power Exchange Bankruptcy: On March 9, 2001, the California Power Exchange filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The Power Exchange's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric and SCE, and on the outcome of its litigation with the California state government. At this point, it is uncertain what effect the California Power Exchange's bankruptcy will have on the receivables owed to the Company.

     As of September 30, 2001, the total amount owed to Mirant Americas Generation by the CAISO and the PX was $323 million. The total amount of provisions made during 2000 and 2001 in relation to uncertainties in the California power market was $228 million pre-tax.

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NYISO Automatic Mitigation Plan:

     On June 28, 2001, the FERC issued an order accepting the Automatic Mitigation Procedure as proposed by the NYISO effective immediately and expiring on October 31, 2001. The Automatic Mitigation Procedure compares bids in the day-ahead energy market that exceed $150 MWh to "reference bids" reflecting historical bids over the previous 90 days or a shorter time period. If bids exceed the reference bids by more than a stated margin, the bid is automatically mitigated down to the reference bid level. The actual price received in the day-ahead market is determined by the highest daily bid accepted among all suppliers. As the unmitigated clearing price information is not made available, the nature and extent of the possible impact on the Company is not currently known.

State Line:

     On July 28, 1998, an explosion occurred at the State Line causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against the Company, five of which were filed in Cook County, Illinois. The Company filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction and subsequently filed appeals regarding the denial of these motions. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

Long-Term Service Agreements

     The Company, has entered into long-term service agreements for the maintenance and repairs of its combustion-turbine or combined-cycle generating plants. As of September 30, 2001, the estimated annual minimum commitment under these agreements was less than $1 million.

Operating Leases

     The Company has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $25 million and $74 million during the three and nine months ended September 30, 2001 and were insignificant during both the three and nine months ended September 30, 2000. As of September 30, 2001, estimated minimum rental commitments for non-cancelable operating leases were approximately $3 billion.

G. Subsequent Events

Western United States Power Markets

DWR Power Purchases. On October 2, 2001, the CPUC refused to approve a rate agreement with the DWR. The California Treasurer has indicated that this rate agreement is closely related to the issuance of approximately $13 billion in revenue bonds to finance the purchase of electric energy. Mirant Americas Generation bears the risk of nonpayment by the CAISO, the PX and the DWR for power purchased by the CAISO, the PX or the DWR.

Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric. On October 2, 2001, the California Governor rescinded the executive order calling for a third special session of the state legislature. The purpose of the third special session was to consider legislation to restore SCE to solvency. In view of the announced settlement between the California Public

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Utilities Commission and SCE, California's Governor declared the third special session unnecessary.

     On October 2, 2001, the CPUC and SCE announced a settlement of SCE's filed rate doctrine lawsuit, which is pending in federal district court in Los Angeles. The terms of the proposed settlement provide that SCE will fully repay what the settlement agreement calls "Procurement Related Liabilities" by the end of 2005. Although the proposed settlement agreement purports to provide for the payment of all Procurement Related Liabilities, which includes $920 million owed to the PX and the CAISO (a portion of which is owed to Mirant Americas Generation), there is no specific information about when any particular creditor or class of creditors can expect repayment. Further, SCE has agreed to work with the CPUC and the California Attorney General in pursuing litigation against energy sellers and to meet and confer with the CPUC as to all significant strategic and tactical decisions in existing or future litigation, including administrative proceedings. Effective March 1, 2002, CPUC approval is required of any settlement of existing or future litigation, and, if the CPUC rejects a proposed settlement, SCE is required to continue with such litigation.

     The impact of the proposed settlement agreement on the Company remains uncertain but could include delayed payment, extended litigation, or discriminatory treatment in the repayment process. The Company is currently analyzing the proposed settlement agreement and its analysis may indicate that other available remedies are preferable to this settlement proposal. Such remedies may include participation in an effort to file an involuntary bankruptcy petition against SCE.

     On October 5, 2001, the U.S. District Court for the Central District of California approved the proposed settlement agreement. The District Court's judgement was temporarily stayed on October 30, 2001 by the 9th Circuit Court of Appeals for a 14-day period while a motion is addressed by the District Court.

     On October 24, 2001, CARE filed a complaint with the FERC against the Independent Energy Producers Association ("IEPA"), which includes Mirant Americas Generation, and other parties, claiming that they had violated various California and federal laws to unlawfully manipulate the California wholesale energy market. CARE requests that the FERC (1) order refunds of approximately $2 billion from sellers of electricity in the California market, (2) void any long-term energy contracts with such sellers and DWR/CERS, and (3) revoke any licenses, certificates or permits for any siting, construction or operation of power plants in California. Mirant Americas Generation is in the process of responding to this complaint.

     In October 2001, Mirant agreed to a consent decree with all plaintiffs resolving all issues related to the environmental suit and notice of intent to file suit in connection with Mirant's Potrero peaking units. The agreed-upon settlements are subject to final approvals and notices by various governmental agencies.

State Line

     On October 3, 2001, the Illinois Supreme Court denied Mirant Americas Generation's appeal regarding the proper jurisdiction of the lawsuits. Mirant Americas Generation is considering whether to appeal this issue to the United States Supreme Court.

Issuance of Senior Notes

     In October 2001, Mirant Americas Generation issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as borrowings from an affiliate were used to repay the $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in

                         MIRANT AMERICAS GENERATION, LLC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. The Company may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Furthermore, Mirant Americas Generation is obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

Conversion to a Limited Liability Company

     Effective November 1, 2001, the Company changed its form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes will no longer be paid directly by Mirant Americas
Generation's holding company, but rather, will accrue directly to its sole owner, Mirant Americas. Furthermore, the Company also changed the form of organization of one of its wholly owned subsidiaries from a corporation to a limited liability company. The Company's consolidated financial statements will continue to reflect the accounting and reporting for income taxes for those subsidiaries of Mirant Americas Generation that continue to retain their corporate organization structure. As a result of these changes in organization structure, Mirant Americas Generation expects to recognize income in the fourth quarter of 2001 related to the reversal of deferred tax expenses, which have previously been recognized, for which the Company will no longer be directly obligated. Management is currently assessing the financial statement impact of these changes in organization structure but has not yet determined their final impact.

Mirant Corporation Litigation

     On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement the Company made a net cash payment to PEPCO of $26 million. The accrual for this payment is reflected in the September 30, 2001 unaudited condensed consolidated balance sheet.

Insurance Coverage

     The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making insurance coverage less available and more expensive. The September 11, 2001 attacks on the World Trade Center and Pentagon have exacerbated the markets' condition. Mirant Americas Generation's deductibles for property insurance will increase from an average of $750,000 per occurrence to $5 million per occurrence, and business interruption deductibles has increased from an average of 45 days per occurrence to 60 days per occurrence. While the threshold is not yet final, Mirant Americas Generation's maximum exposure for catastrophic events will increase from $10 million to a minimum of $20 million. The limits available for such insurance have also reduced, except in the case of terrorism and sabotage, still exceed several hundred million dollars per occurrence. This change took effect at the November 1, 2001 renewal date.

     The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11 attacks. In response, Mirant has a new program for physical damage and business interruption arising from terrorism and sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.

                         MIRANT AMERICAS GENERATION, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

     We are an indirect wholly owned subsidiary of Mirant, formed on May 12, 1999, for the purpose of financing, acquiring, owning, operating and maintaining our electric power generating facilities and any others that we may acquire. Our generating facilities were either recently acquired in competitive auctions or were developed as greenfield (new power plant) construction projects. Our geographically diversified portfolio of generating assets utilizes a variety of technologies, fuel types and fuel sources and sells its output, directly or through Mirant Americas Energy Marketing, in diverse markets. Our customers are strategically located near key metropolitan load centers of the United States.

     Our operating revenues and expenses are primarily driven by the operations of our controlled subsidiaries, which are consolidated for accounting purposes. The following table summarizes some characteristics of our generating facilities:

                                                        Net
                                                     Dependable
                            Date Acquired/            Capacity
    Facilities              Construction Completed      MW        Fuels
    --------------------    -----------------------  -------- ------------------
    Mirant Mid-Atlantic        December 2000          5,154   Coal/Gas/Oil
    Mirant California          April 1999             2,938   Gas/Oil
    Mirant New York            June 1999              1,668   Coal/Gas/Oil/Hydro
    Mirant New England         December 1998          1,238   Gas/Oil
    Mirant Texas               June 2000                556   Gas
                               and June 2001
    State Line                 December 1997            515   Coal
    Mirant Wisconsin           May 2000                 302   Gas/Oil
                                                  ---------
             Total                                   12,371
                                                  =========



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

     We expect that our future growth will come primarily from acquisitions of assets, third-party transactions and acquisition or retention, as appropriate, of facilities developed and brought to commercial completion by our affiliate, Mirant Americas Development. We expect to have the option, but not the obligation, to purchase most of the assets developed by Mirant Americas Development once they have reached commercial completion.

                         MIRANT AMERICAS GENERATION, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Our expenses will be primarily derived from the ongoing operations and maintenance of our generating facilities, capital expenditures needed to ensure their continued safe and environmentally compliant operation and financing costs.

     Prior to their acquisition, most of our facilities were operated as part of integrated utilities with other assets and operations of their former owners. Therefore, no historical financial information for periods prior to the time we acquired our facilities is available that would be meaningful or indicative of the future results that may be achieved through the operation of such facilities in light of the manner, as well as, regulatory and market environments in which they are being operated by us.

Results of Operations

Significant income statement items appropriate for discussion include the following:

     Operating Revenues. Our operating revenues for the three and nine months ended September 30, 2001 were $1,400 and $4,257 million, respectively, an increase of $720 million and $3,036 million from the same periods in 2000. These increases were primarily due to the contributions of the plants we acquired in Maryland from PEPCO in December 2000 and to increased prices and market demand for power in the western United States. In addition, our Wisconsin facility commenced operations in May 2000, and the first and second phases of our Texas facility commenced operations in June 2000 and 2001, respectively. Operating revenues for the nine months ended September 30, 2001 reflected net losses related to decreases in the fair value of financial instruments used to manage price risk exposure.

     Total Operating Expenses. Our operating expenses for the three and nine months ended September 30, 2001 were $1,208 million and $3,835 million, respectively, an increase of $729 million and $2,909 million from the same periods in 2000. These increases were primarily due to operating expenses associated with the plants we acquired in Maryland from PEPCO in December 2000, the commencement of operations of the newly constructed Wisconsin and Texas facilities, higher natural gas prices and increased fuel consumption due to increased market demand for power in the western United States, as well as a provision taken in the first quarter of 2001 in relation to amounts due from sales in California. During the three and nine months ended September 30, 2001, costs incurred under revenue sharing arrangements with Mirant Americas Energy Marketing increased $82 million and $212 million, respectively, from the same periods in 2000.

     Total Other Income (Expense). Other expenses for the three and nine months ended September 30, 2001, were $38 million and $101 million, respectively, an increase of $8 million and $42 million from the same periods in 2000. These increases were primarily due to an increase in interest expense related to borrowings to finance acquisitions but were partially offset by interest income on notes receivable from affiliates and a non-recurring gain from insurance proceeds in the first quarter of 2001 of $8 million related to our State Line facility.

     Provision for Income Taxes. Income tax expense for the three and nine months ended September 30, 2001 was $65 million and $139 million, respectively, a decrease of $7 million and an increase of $44 million from the same periods in 2000. These changes in income tax expense are consistent with the changes in income adjusted for non-deductible goodwill related to the acquisition of the PEPCO assets.

                         MIRANT AMERICAS GENERATION, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

     During the nine months ended September 30, 2001, we generated net cash from operations of approximately $516 million compared to $324 million for the same period in 2000. This increase is primarily due to growth in earnings as well as changes in working capital totaling $214 million.

     During the nine months ended September 30, 2001, we used $470 million for investment activities compared to $172 million for the same period in 2000. During both periods, our investment activities were primarily attributable to capital expenditures. During the nine months ended September 30, 2001, we made $199 million in loans to affiliates compared to $33 million for the same period in 2000. Also, during the nine months ended September 30, 2001, we received $13 million in insurance proceeds related to our State Line facility compared to $27 million in the same period in 2000.

     During the nine months ended September 30, 2001, our financing activities provided $17 million in cash as compared to using $151 million during the same period in 2000. During the nine months ended September 30, 2001 our financing activities included receipt of $1,712 million in proceeds from the issuance of debt, $221 million in proceeds from the repayment of debt due from affiliates and capital contributions of $27 million from Mirant Americas. These inflows were partially offset by repayment of debt of $1,702 million, repayment of debt to affiliates of $20 million and payment of $221 million in dividends to Mirant Americas. During the nine months ended September 30, 2000, our financing activities primarily included repayment of debt of $248 million and payment of $11 million in dividends, which was partially offset by $108 million in proceeds from the issuance of debt.

     Historically, we have obtained cash from operations, borrowings under credit facilities and borrowings and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and construction of generating facilities, finance capital expenditures and meet other cash and liquidity needs. Some of the cash flows associated with our businesses have been distributed to Mirant from time to time, and Mirant has provided funds to cover our disbursements from time to time.

     We expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations, debt financings and potential asset sales. Our current facilities along with operating cash flows are expected to provide sufficient liquidity for new investments, working capital and capital expenditure needs for the next 12 months.

     In May 2001, we issued $1,750 million in senior unsecured notes under Rule 144A of the Securities Act. We have completed an exchange offer under an effective registration statement pursuant to which we exchanged the notes for notes registered under the Securities Act.

     In August 2001, we exercised our right to extend the maturity of our $695 million acquisition facility and our $150 million working capital facility and converted the drawn balances of $750 million into a term loan with maturity in September 2002. Under this facility, we may elect to rollover the borrowings at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of the rollover. The outstanding borrowings under the term loan were $750 million at an interest rate of 4.68% at September 30, 2001.

     As of September 30, 2001, we also had separate $250 million and $50 million revolving credit facilities. The commitments under the $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis points per annum, remain available through October 2004. Under the revolving credit facilities, we may elect to borrow at a base rate or at the LIBOR plus an applicable margin based on our credit rating on the date of the borrowing.

                         MIRANT AMERICAS GENERATION, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Interest is payable on the maturity of the chosen interest period. No amounts were outstanding on the $250 and $50 million revolving credit facilities at September 30, 2001.

   On October 9, 2001, we issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as borrowings from an affiliate were used to repay the $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. We may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Furthermore, we are obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

  In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of Mirant Mid-Atlantic's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. Our affiliated companies, Mirant Potomac River and Mirant Peaker, have entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreements outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to Mirant Mid-Atlantic for the same amount.

      At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. The total value to our affiliates and us was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to additional paid in capital and an offsetting contra equity account on our unaudited condensed consolidated balance sheet and statement of stockholder's equity at the inception of the agreements. We will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the three months ended September 30, 2001 was $18 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended September 30, 2001 amounted to $10 million. In addition, we have recognized a deferred tax liability of approximately $47 million related to the deferred contract value at the inception of the agreement. This recognition of the deferred tax liability is offset by a corresponding decrease in additional paid in capital.

     Effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes will no longer be paid directly by our parent, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate organization

                         MIRANT AMERICAS GENERATION, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

structure. As a result of these changes in organization structure, we expect to recognize income in the fourth quarter of 2001 related to the reversal of deferred tax expenses, which have previously been recognized, for which we will no longer be directly obligated. We are currently assessing the financial statement impact of these changes in organization structure but have not yet determined their final impact.

Litigation and Other Contingencies

Reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        Reliability-Must-Run Agreements
o Defaults by SCE and Pacific Gas and Electric Bankruptcy of Pacific Gas and Electric
o        DWR Power Purchases
o        California Price Mitigation and Refund Proceeding
o        Western Power Market Investigations
o        California Rate Payer Litigation
o        CAISO Claim before the FERC
o        Consumers Union Complaint
o        Environmental Suit and Notice of Intent to File Suit
o        Pacific Gas and Electric Bankruptcy
o        CARE Complaint
o        California Power Exchange Bankruptcy
o        NYISO Automatic Mitigation Plan
o        State Line
o        Mirant Corporation Litigation

Other Contingencies:

o        Long-term Service Agreements
o        Operating Leases

     Additionally,   for  recent  events  occurring  after  September  30,  2001 reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

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

     We use interest rate swaps to hedge underlying debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with a swap is reflected as an adjustment to interest expense over the life of the instruments. If we sustained a 100 basis point change in interest rates for all variable rate debt, the change would affect net income, on an annualized basis, by approximately $5 million, based on variable rate debt and derivatives and other interest rate sensitive instruments outstanding at September 30, 2001.

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by our generation assets. These financial instruments primarily include fixed rate power sale agreements, forwards, futures and swaps. Prior to January 1, 2001, when we adopted SFAS No. 133, the gains and losses related to these derivatives were recognized in the same period as the settlement of underlying physical transactions. These realized gains and losses are included in operating revenues and operating expenses in the accompanying unaudited condensed consolidated statement of income. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the unaudited condensed consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $3 million at September 30, 2001. During the nine months ended September 30, 2001, the actual daily change

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

in fair value exceeded the corresponding daily VaR calculation one time, which falls within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     The following information updates previously reported litigation. A background for these updates can be found in Notes F and G to the financial statements herein or the Company's Form S-4/A filed August 9, 2001 or our quarterly report on Form 10-Q filed September 5, 2001.

State Line. On October 3, 2001, the Illinois Supreme Court denied Mirant Americas Generation's appeal regarding the proper jurisdiction of the lawsuits. Mirant Americas Generation is considering whether to appeal this issue to the United States Supreme Court.

Western United States Power Markets:

California Rate Payer Litigation. On September 21, 2001, the defendants in the California rate payer litigation served upon the plaintiffs in each case a Joint Demurrer, a Joint Motion to Strike and a Joint Motion to Stay. The Joint Demurrer asserts that the defendants should be granted judgment as a matter of law on the claims asserted by the plaintiffs. The Joint Motion to Strike asserts that if the court does not conclude that plaintiffs' claims are barred entirely, then all claims seeking monetary recovery should be stricken based on the filed rate doctrine. The Joint Motion to Stay asserts that any claims not dismissed in response to the Joint Demurrer or stricken in response to the Motion to Strike should be stayed until the FERC has entered a final order in the ongoing proceedings before it related to the investigations of the California wholesale markets. These pleadings have been served on the plaintiffs in each of the six cases but will not be filed with the court until a determination is made regarding whether the actions should be coordinated and, if so, before which court. The plaintiffs seek to have the cases coordinated before a court in San Francisco, while the defendants have asked for the cases to be coordinated before a court in San Diego. The California Judicial Council has sent the coordination motions to the presiding judge for the Superior Court for the County of San Diego, who has assigned a judge to hear the coordination petitions. The judge will decide whether the cases should be coordinated and, if so, will recommend to the California Judicial Council which court should hear the coordinated actions. The Company cannot predict the outcome of these cases.

Other California-Related Litigation. On October 24, 2001, CARE filed a complaint with the FERC against the Independent Energy Producers Association ("IEPA"), which includes Mirant Americas Generation, and the other parties, claiming that they had violated various California and federal laws to unlawfully manipulate the California wholesale energy market. CARE requests that the FERC (1) order refunds of approximately $2 billion from sellers of electricity in the California market, (2) void any long-term energy contracts with such sellers and DWR/CERS, and (3) revoke any licenses, certificates or permits for any siting, construction or operation of power plants in California. Mirant Americas Generation is in the process of responding to this complaint.

CAISO and PX Price Caps. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and PX markets. The recommendation also included a hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in December 2001 and February 2002.

     In the July 25 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant subsidiary, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC administrative law judge ("ALJ") recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that he would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. FERC may accept or reject this preliminary ruling and FERC's decision may itself be appealed. At this time, the Company cannot predict the outcome of this proceeding. If the Company is required to refund such amounts, our subsidiaries would be required to refund amounts previously received pursuant to sales made on its behalf.

Consumers Union Complaint. On July 16, 2001, several of our subsidiaries filed a response to the petition, arguing that the petition should be dismissed. We cannot determine at this time what action, if any, the FERC will take with respect to this complaint.

Environmental Suit and Notice of Intent to File Suit. In October 2001, we agreed to a consent decree with all plaintiffs resolving all issues related to the environmental suit and notice of intent to file suit in connection with Mirant's Potrero peaking units. The agreed-upon settlements are subject to final approvals and notices by various governmental agencies.

Pacific Gas and Electric Bankruptcy. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant Americas Generation would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from ten to thirty years.

DWR Purchases. On October 2, 2001, the CPUC refused to approve a rate agreement with the DWR. The Treasurer of California has indicated that this rate agreement is closely related to the issuance of approximately $13 billion in revenue bonds to finance the purchase of electric energy. We bear the risk of nonpayment by the CAISO, the PX and the DWR for power purchased by the CAISO, the PX or the DWR.

Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric. On October 2, 2001, the California Governor rescinded the executive order calling for a third special session of the state legislature. The purpose of the third special session was to consider legislation to restore SCE to solvency. In view of the announced settlement between the California Public Utilities Commission and SCE, California's Governor declared the third special session unnecessary.

     On October 2, 2001, the CPUC and SCE announced a settlement of SCE's filed rate doctrine lawsuit, which is pending in federal district court in Los Angeles. The terms of the proposed settlement provide that SCE will fully repay what the settlement agreement calls "Procurement Related Liabilities" by the end of 2005. Although the proposed settlement agreement purports to provide for the payment of all Procurement Related Liabilities, which includes $920 million owed to the PX and the CAISO (a portion of which is owed to the Company), there is no specific information about when any particular creditor or class of creditors can expect repayment. Further, SCE has agreed to work with the CPUC and the California Attorney General in pursuing litigation against energy sellers and to meet and confer with the CPUC as to all significant strategic and tactical decisions in existing or future litigation, including administrative proceedings. Effective March 1, 2002, CPUC approval is required of any settlement of existing or future litigation, and, if the CPUC rejects a proposed settlement, SCE is required to continue with such litigation.

     The impact of the proposed settlement agreement on us remains uncertain, but could include delayed payment, extended litigation, or discriminatory treatment in the repayment process. We are currently analyzing the proposed settlement agreement and our analysis may indicate that other available remedies are preferable to this settlement proposal. Such remedies may include participation in an effort to file an involuntary bankruptcy petition against SCE. On October 5, 2001, the U.S. District Court for the Central District of California approved the proposed settlement agreement. The District Court's judgement was temporarily stayed on October 30, 2001 by the 9th Circuit Court of Appeals for a 14-day period while a motion is addressed by the District Court.

Mirant Corporation Litigation:

      On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement the Company made a net cash payment to PEPCO of $26 million. The accrual for this payment is reflected in the September 30, 2001 unaudited condensed consolidated balance sheet.

     In addition to the proceedings described above, the Company experiences routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our financial condition or results of operations.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.
-----------------

     3.1 Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001.

     3.2 Limited Liability Company Agreement of Mirant Americas Generation, LLC dated October 31, 2001.

     99.1 Certificate of Conversion of Mirant Americas Generation, Inc., filed with the Delaware Secretary of State on November 1, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT AMERICAS GENERATION, LLC




    By   /s/ Michael L. Smith
        ------------------------------------------------
          Michael L. Smith
          Senior Vice President, Chief Financial
          Officer And Director
          (Principal Financial and Accounting Officer)

                                                          Date: November 9, 2001