Form 10-K405
period 2001-12-31
MIRANT AMERICAS GENERATING LLC
filed 2002-03-28
CIK 1140761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________

                                   FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

                         MIRANT AMERICAS GENERATION, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                     51-0390520
--------------------------------------------------------------------------------
(State or other Jurisdiction of  (Commission File Number)    (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    1155 Perimeter Center West, Suite 100, Atlanta, Georgia           30338
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                  (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                                   ----------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

     Securities  registered  pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.


TABLE OF CONTENTS

          PART I                                                                             Page
Item 1    Business.......................................................................      4
Item 2    Properties.....................................................................     15
Item 3    Legal Proceedings..............................................................     15
Item 4    Submission of Matters to a Vote of Security Holders............................     18

          PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters..........     19
Item 6    Selected Financial Data........................................................     19
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................     19
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.....................     30
Item 8    Financial Statements and Supplementary Data....................................     40
Item 9    Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................     40

          PART III

Item 10   Directors and Executive Officers of the Registrant.............................     41
Item 11   Executive Compensation.........................................................     41
Item 12   Security Ownership of Certain Beneficial Owners and Management.................     41
Item 13   Certain Relationships and Related Transactions.................................     41

          PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K................     42


DEFINITIONS

TERM                                                 MEANING
ALJ                                                  Administrative Law Judge
CAISO                                                California Independent System Operator
Clean Air Act                                        Clean Air Act Amendments of 1990
CPUC                                                 California Public Utilities Commission
CSFB                                                 Credit Suisse First Boston
DWR                                                  California Department of Water Resources
Energy Act                                           Energy Policy Act of 1992
EPA                                                  U. S. Environmental Protection Agency
FASB                                                 Financial Accounting Standards Board
FERC                                                 Federal Energy Regulatory Commission
LIBOR                                                London Interbank Offering Rate
Mirant                                               Mirant Corporation or Mirant Corporation and its
                                                     subsidiaries, collectively
Mirant Americas                                      Mirant Americas, Inc.
Mirant Americas Development                          Mirant Americas Development, Inc.
Mirant Americas Energy Marketing                     Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation or the Company            Mirant Americas Generation, LLC and its subsidiaries
Mirant California                                    Mirant California, LLC
Mirant Chalk Point                                   Mirant Chalk Point, LLC
Mirant Delta                                         Mirant Delta, LLC
Mirant Mid-Atlantic                                  Mirant Mid-Atlantic, LLC
Mirant New England                                   Mirant New England, Inc.
Mirant New York                                      Mirant New York, Inc and Mirant New York Investments,
                                                     Inc., collectively
Mirant Peaker                                        Mirant Peaker, LLC
Mirant Potomac River                                 Mirant Potomac River, LLC
Mirant Potrero                                       Mirant Potrero, LLC
Mirant Texas                                         Mirant Texas Investments, Inc. and Mirant
                                                     Texas Management, Inc., collectively
Mirant Wisconsin                                     Mirant Wisconsin Investments, Inc
MW                                                   Megawatt
Notes                                                The $1.75 billion in senior unsecured notes issued in May
                                                     2001 and the $750 million in senior unsecured notes issued in October 2001, collectively
NYISO                                                New York Independent System Operator
OCI                                                  Other Comprehensive Income
PEPCO                                                Potomac Electric Power Company
PJM                                                  PJM Interconnection Market
PX                                                   California Power Exchange Corporation
RMR                                                  Reliability-Must-Run
S & P                                                Standard and Poors
SCE                                                  Southern California Edison
SEC                                                  Securities and Exchange Commission
SFAS                                                 Statement of Financial Accounting Standards
Southern                                             Southern Company
State Line                                           State Line Energy, LLC


                                     PART I

Item 1.  Business

OVERVIEW

     We are a leading national independent power provider and an indirect wholly owned subsidiary of Mirant. We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or control approximately 12,500 MW of electricity generation capacity in the United States. We operate 79 generating units at 21 plants serving customers located near 10 major metropolitan load centers, giving us access to a wide variety of wholesale customers.

     We sell most of our output from our generating portfolio in the forward and spot markets through our energy marketing affiliate, Mirant Americas Energy Marketing, and the remainder under long-term contracts with Mirant Americas Energy Marketing and third parties. Our generating portfolio is diversified across geographic regions, fuel types, power markets and dispatch types. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by our generating units and procures emissions credits which are utilized in connection with our business.

INDUSTRY OVERVIEW

     In the United States, in response to increasing customer demand for access to low cost electricity and enhanced services, significant portions of the electricity industry are currently being restructured. New regulatory initiatives to increase competition in the domestic power generation industry have been adopted or are being considered at the federal level and by many states.

     The FERC issued Order No. 636 in 1992 and Order No. 888 in 1996 to increase competition by easing entry into natural gas and electricity markets. These orders require owners and operators of natural gas and power transmission systems, respectively, to make transmission service available on a non-discriminatory basis to energy suppliers such as Mirant.

     In order to better ensure competitive access to transmission networks on a nondiscriminatory basis, the FERC issued Order No. 2000 in December 1999. FERC Order No. 2000 encouraged electric utilities with power transmission assets to voluntarily form regional transmission organizations, or RTOs, to provide regional management and control of transmission assets independent of control by entities that sell electricity. Among other things, these RTOs will have the exclusive authority to initiate rate changes for the transmission system under each organization's control, exclusive operational control over a broad transmission region and ultimate responsibility for transmission planning and expansion.

     These RTOs are also expected to facilitate inter-regional coordination. In the event the response of transmission-owning utilities to FERC Order No. 2000 is deemed inadequate, the FERC has announced that it will reexamine this voluntary approach, but there can be no assurance that such action will be taken.

     FERC Order Nos. 636, 888 and 2000 are expected to better facilitate access for non-utility power generators, such as Mirant, who do not own transmission assets. The impact of these orders on our business and operations depends on the effect of these orders on the transportation and transmission operations in the markets in which we operate. Continued uncertainty over transmission pricing may discourage utilities from investing in needed transmission and cause a reduction in market opportunities, imposition of wholesale price regulation or both. We believe there is a strong trend in the United States toward competitive electric power and natural gas markets, but that our business will continue to be affected by regional and local price regulation in the near term.

     Due to changing regulatory environments and market dynamics in the United States, numerous utilities have divested generating assets. The deregulation process has led to industry consolidation and an increase in competition among the key players in the marketplace. Additionally, deregulation has provided a significant degree of liquidity in various wholesale power markets throughout the United States; however, this consolidation and the continued entry of new competitors may lead to potentially lower energy prices and profits. As a result of the California energy crisis in 2001, some states have either discontinued or delayed implementation of initiatives involving deregulation.

STRATEGY

     Our strategy is to continue to be a leading independent national power provider. We consistently seek to enhance the financial and operational performance of our businesses through financial management, cost controls and review and improvement of operations. We believe that Mirant's strengths in design, engineering, finance, construction management, fuel procurement, operations and marketing and risk management provide us with a competitive advantage essential to achieving our strategy. The key elements to implement our strategy are:

 Maximize the Financial and Operational Performance of Current Investments

     We place substantial emphasis on maximizing the operational and financial performance of our assets. Accordingly, as we develop new assets or acquire new facilities, we generally select senior managers familiar with our performance culture and industry practices to manage those businesses. We also utilize a standard planning process to establish annual financial and operational goals for each business unit, and managers are compensated based on performance as measured by these goals.

Capitalize on Opportunities Generated by Significant Presence in Key Markets

     We believe that we have established a significant presence, both in terms of scale of operations and management, in most of our targeted markets. A strong presence in each market is desirable because changes in energy markets are largely driven by factors such as local economic growth, customer relationships and preferences, infrastructure constraints (such as transmission grids and gas pipelines) and local political choices. As a result, incumbent market participants often have opportunities to expand or enhance their businesses because of relationships with local partners and customers or specific information as to a particular market. A significant presence within a market is advantageous in order to achieve a scale of operations sufficient to promote efficiency, increase operational flexibility and reliability and make full use of the skills of management deployed to that market.

Minimize Risk Through a Diversified Generating Portfolio

     Our generating portfolio is large and diverse and utilizes a variety of technologies, fuel types and fuel sources serving customers located near several of the nation's most important metropolitan areas. Our portfolio consists of a variety of fuel types including coal, oil, hydro and natural gas (some with multiple fuel capabilities) that run in a full range of modes--baseload, intermediate and peaking. Our portfolio consists of plants using a variety of technologies including steam turbine, combustion turbine, hydro and diesel. Our portfolio also spans across several distinct power markets: PJM, CAISO, New York-ISO, ISO-New England, ERCOT and MAIN.

Utilize Mirant Americas Energy Marketing's Proven Energy Marketing and Risk Management Skills in Connection with Operating Our Generating Assets

     We expect that the deregulation of energy markets nationwide will lead to the restructuring of energy markets. To be successful, we believe that we must be able to integrate asset ownership with the ability to market energy products and to manage market risk associated with those products. We believe we can accomplish this through our affiliate relationship with Mirant Americas Energy Marketing. The output of a substantial portion of our generating facilities is sold by Mirant Americas Energy Marketing, which utilizes liquid power pools for spot sales and forward markets for term sales. We believe marketing and risk management enhance the value of assets by assisting in optimizing capacity utilization, ensuring physical delivery, providing a real-time market interface and managing market price and fuel risks. Conversely, for Mirant Americas Energy Marketing, control of generating assets provides a physical hedge and real-time information and allows for a broader range of product offerings. We believe this integration improves our credibility as an energy provider to our customers.

Minimize Costs By Having Mirant Americas Energy Marketing Employ its Portfolio Fuel Procurement Procedures

     Our fuel management and procurement strategy is managed by Mirant Americas Energy Marketing, which coordinates fuel supply on a centralized basis. We believe this functional centralization increases buying power, improves negotiation of transportation arrangements and reduces administrative costs. Mirant Americas Energy Marketing has substantial expertise in fuel procurement nationwide. Our strategy concentrates on ensuring that the fuel needs of our plants are met while minimizing fuel commodity and transportation costs. Mirant Americas Energy Marketing further seeks to match the purchase of associated fuels with the sale of production in an effort to lock in margins when desirable.

     Mirant Americas Energy Marketing's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to our intermediate and peaking facilities by optimizing transportation and storage options. Mirant Americas Energy Marketing addresses gas supply cost and price risk by structuring agreements to maintain access to multiple gas pools and supply basins and reduce the impact of price volatility. Although we cannot completely eliminate the effects of elevated gas prices and price volatility, this strategy is designed to lessen the effect of these market conditions on our financial results.

     Natural gas storage and transportation agreements include firm and interruptible service structured to allow our facilities operational flexibility while minimizing fixed costs for capacity. In North America, Mirant controls approximately 3.9 billion cubic feet per day of natural gas production, more than 6.4 billion cubic feet per day of natural gas transportation capacity and approximately 60 billion cubic feet of natural gas storage capacity.

COMPETITION

     As a leading national power provider in the energy supply business, we face intense competition in all phases of our business. We encounter competition from companies of all sizes, having varying levels of experience, financial and human resources and differing strategies. In the generation of electricity, we compete in the development and operation of energy-producing projects, and our competitors in this business include various utilities, industrial companies and independent power producers (including affiliates of utilities). We compete with national and regional full service energy providers, merchants, producers and pipelines in an effort to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transmission or transportation.

     During the transition of the energy industry to competitive markets, it is difficult for us to assess our position versus the position of existing power providers and new entrants. This is due to the fact that each company may employ widely differing strategies in their fuel supply and power sales with regard to pricing, terms and conditions. Further difficulties in making competitive assessments of our competitors arise from the fact that many states are considering or implementing different types of regulatory initiatives that are aimed at increasing competition in the power industry. In some states, increased competition that has resulted from some of these initiatives has already contributed to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity. Additionally, our business is rapidly becoming more competitive due to technological advances in power generation, the proliferation of e-commerce to enable business operations, the increased role of full service providers and increased efficiency of energy markets.

     In general, we believe that our experience in efficiently operating generation power plants in competitive markets combined with Mirant Americas Energy Marketing's expertise in assessing and managing market and credit risk, will allow us to remain competitive during volatile or otherwise adverse market circumstances.

OPERATIONS

     Each of our subsidiaries, to the extent permitted by long-term agreements with third parties, has entered into a series of agreements with Mirant Americas Energy Marketing, under which Mirant Americas Energy Marketing will supply or arrange for supply of all fuel required by the generating facilities; bid, schedule and dispatch the generating units; monitor emissions and procure necessary emissions credits and purchase or arrange for the sale of all capacity, energy and ancillary services produced by the generating facilities.

Mirant Mid-Atlantic

     On December 19, 2000, Mirant, through Mirant Mid-Atlantic, Mirant Peaker, Mirant Potomac River, (Mirant Peaker and Mirant Potomac River are both direct wholly owned subsidiaries of Mirant) and together with third party owner-lessors, purchased PEPCO's generation business in Maryland and Virginia. The net purchase price was approximately $2.7 billion, including adjustments for material and supplies inventory, capital expenditures and the timing of the closing. As part of the transaction Mirant assumed net liabilities, primarily transition power agreements, of $2.4 billion. The lessors have leased the assets acquired by them to our subsidiary Mirant Mid-Atlantic.

     The purchase by Mirant Mid-Atlantic included the following generation and related assets:

          o the 1,907 MW of baseload and intermediate units, fueled by coal, oil and natural gas at the Chalk Point generating facility, located in Prince George's County, Maryland;

          o the 248 MW of peaking units, fueled by oil at the Morgantown generating facility, located in Charles County, Maryland;

          o the 307 MW of peaking units, fueled by gas and oil at the Dickerson generating facility, located in Montgomery County, Maryland;

          o the Brandywine ash storage facility, the Faulkner ash storage facility and the Westland ash storage facility;

          o    the Piney Point oil pipeline; and

          o    an  engineering  and  maintenance  facility,  located in suburban
               Maryland.


     Additionally, as part of these transactions, one of our subsidiaries entered into an agreement to provide operations and maintenance services for the PEPCO-owned Buzzard Point and Benning generating facilities in Washington, D.C. for a period of at least three years.

     As part of these transactions, we, through Mirant Mid-Atlantic, leased the following assets, which we will refer to as the Mirant Mid-Atlantic leased facilities, from third party owner-lessors, which acquired these assets directly from PEPCO:

          o    the  1,244 MW of  baseload  units,  fueled by coal and oil at the
               Morgantown  generating  facility,   located  in  Charles  County,
               Maryland and related assets; and

          o the 546 MW of baseload units, fueled by coal and oil at the Dickerson generating facility, located in Montgomery County, Maryland and related assets.

     The Mirant Mid-Atlantic leased facilities were financed through lease transactions that provided approximately $1.5 billion of the purchase price of these assets. Equity funding by the owners of the owner-lessors plus transaction expenses paid by these owners in the lease transactions totaled approximately $299 million. The issuance and sale of three series of certificates pursuant to Rule 144A raised the remaining $1,224 million. The leases are treated as operating leases for accounting purposes, whereby Mirant Mid-Atlantic will record periodic lease rental expenses.

     Also as part of the transaction, Mirant Potomac River and Mirant Peaker own or control the following assets:

          o Mirant Potomac River owns the 482 MW Potomac River generating facility, fueled by coal, located in Alexandria, Virginia; and

          o Mirant Peaker owns or controls the 522 MW of combustion turbines (including the rights and obligations with respect to an 84 MW combustion turbine owned by Southern Maryland Electric Cooperative), fueled by oil and gas, located at the Chalk Point generating facility in Prince George's County, Maryland.

     The purchase of these assets by Mirant Potomac River and Mirant Peaker was funded by loans from Mirant Mid-Atlantic and a capital contribution from Mirant. These loans from Mirant Mid-Atlantic are evidenced by notes. Under a capital contribution agreement, Mirant will cause Mirant Potomac and Mirant Peaker to distribute to Mirant available cash after each company has made its payments under its note to Mirant Mid-Atlantic. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic.

     Finally, Mirant Potomac River entered into a 20-year local area support agreement with PEPCO, pursuant to which Mirant Potomac River provides power and ancillary services to PEPCO in a Washington, D.C. electric load pocket.

     The Mirant Mid-Atlantic assets and leased facilities are located in the PJM Interconnection market, which covers all or a part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. The PJM Interconnection market was the first centrally-dispatched power pool in the United States and is one of the largest power pools in the world, with over 220,000 gigawatt hours of annual sales. The PJM Interconnection market enables the participants to buy and sell energy and ancillary services, schedule bilateral transactions and reserve transmission service.

     Mirant Mid-Atlantic, its subsidiary Mirant Chalk Point and its affiliates Mirant Potomac River and Mirant Peaker (collectively, the Mirant Mid-Atlantic Companies) sell all output from their respective plants to Mirant Americas Energy Marketing. The total generation capacity of the Mirant Mid-Atlantic Companies is 4,252 MW. Effective August 1, 2001, Mirant Americas Energy Marketing pays the Mirant Mid-Atlantic Companies a fixed capacity payment for committed capacity, and a specified energy charge per MWh for energy delivered. This energy charge is not adjusted for changes in fuel cost.

     Each of the Mirant Mid-Atlantic Companies has entered into fuel and emissions credit procurement, energy services and risk management agreements with Mirant Americas Energy Marketing.

Mirant California

     On April 16, 1999, Mirant California, through its wholly owned subsidiaries, Mirant Delta, and Mirant Potrero acquired various generating assets in California with a total capacity of 2,948 MW from Pacific Gas and Electric Company for $801 million, and paid an additional $39 million for fuel inventory, capital expenditures and property taxes. These assets consist of the Pittsburg Plant and the Contra Costa Plant (the Delta Plants) owned by Mirant Delta and the Potrero Plant owned by Mirant Potrero.

     These generating assets, which include facilities operating at both intermediate and peak demand levels, are located in, or in close proximity to, San Francisco. The Delta Plants consist of nine natural gas-fired steam generating units with approximately 2,586 MW of generating capacity located approximately ten miles apart along the Sacramento/San Joaquin River Delta. The Potrero Plant has one natural gas-fired conventional steam generating unit and three distillate-fueled combustion turbines with a combined capacity of 362 MW. The output from the plants is currently sold into the California market by means of forward, daily and hourly energy sales to the California Department of Water Resources, bilateral agreements with other parties and reliability-must-run contracts with the CAISO for sales of real-time energy and ancillary services. Both Mirant Potrero and Mirant Delta have entered into fuel supply, energy services, risk management and power marketing agreements with Mirant Americas Energy Marketing.

     During 2001, Mirant Delta began a major expansion at its Contra Costa Plant. As part of this expansion, Mirant Delta entered into certain obligations to acquire equipment and services. However, in early 2002, as part of the Mirant restructuring plan, construction on the Contra Costa expansion was delayed. As a result, the expected commercial operation has been postponed to 2005. Mirant Delta is continuing to fulfill its obligations under its various contracts.

Mirant New York

     On June 30, 1999, Mirant New York acquired various power plants and related assets in the State of New York with a total generating capacity of 1,659 MW from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York, Inc. through a competitive bidding process. Mirant New York's net purchase price for these acquisitions was approximately $493 million, which included an amount to cover the market value of existing fuel inventories. Mirant New York has various agreements with Orange and Rockland Utilities through July 1, 2004, under which Mirant New York will operate the plants as called upon by Orange and Rockland Utilities to ensure its system reliability.

     Mirant New York plants consist of Bowline and Lovett plants and various smaller generating plants. Bowline Station is a 1,139 MW natural gas-fired plant comprised of two units rated at a capacity of approximately 570 MW each, and an approximately 98-acre site adjacent to the plant. The Lovett plant is a 411 MW coal-fired plant consisting of three units. All generating units at Bowline and Lovett have the capability of burning natural gas and oil. The smaller plant operations include two units intended to operate during periods of peak demand (the Hillburn Gas Turbine Station and the Shoemaker Gas Turbine Station), three hydroelectric stations (Mongaup 1-4, Swinging Bridge 1-2 and Rio 1-2) and an operational interest in the Grahamsville Hydroelectric Station. Mirant New York has entered into fuel supply, energy services, risk management and power marketing agreements with Mirant Americas Energy Marketing.

     Mirant New York is currently pursuing an expansion at the Mirant Bowline line facility in Haverstraw, New York. When the expansion is complete, Bowline
3 is expected to be an 800 MW natural gas and distillate oil fired combined cycle unit. The unit will employ three gas turbines with one steam turbine. The final major permits for the project are expected by the end of the first quarter of 2002. The current expected commercial operations date is June of 2006.


Mirant New England

     On December 30, 1998, subsidiaries of Mirant New England, LLC, acquired various power plants, with a total capacity of 1,229 MW, from subsidiaries of Commonwealth Energy System and Eastern Utilities Associates for $536 million. The sales were required as part of deregulation plans adopted in Massachusetts and Rhode Island. The assets consist of the Kendall Station acquired by Mirant Kendall, LLC (Mirant Kendall) and the Canal Station, the Martha's Vineyard Diesels and the Wyman Unit 4 interest, all acquired by Mirant Canal, LLC (Mirant Canal). In conjunction with our formation as an indirect wholly owned subsidiary of Mirant, Mirant New England, LLC transferred its ownership interest in Mirant Canal and Mirant Kendall, which we collectively refer to as Mirant New England, to us in August 1999.

     The Canal and Kendall plants, which are designed to operate during periods of intermediate and peak demand, are located in close proximity to Boston, a major center for electricity demand in New England. The Martha's Vineyard Diesels supply electricity on the island of Martha's Vineyard during periods of high demand or in the event of a transmission interruption. The Wyman Unit 4 Interest is an approximate 1.4% ownership interest (equivalent to 8 MW) in the 588 MW Wyman Unit 4 located on Cousin's Island, Yarmouth, Maine. It is primarily owned and operated by the Florida Power and Light Group. Mirant New England has entered into fuel supply, energy services, risk management and power marketing agreements with Mirant Americas Energy Marketing.

     Except for the output from Canal Unit 1, which is committed to one of our affiliates, and three other power purchasers under contracts through October 2002, the capacity, energy and ancillary services from the Mirant New England generating units are sold into the New England Power Pool through Mirant Americas Energy Marketing. Under these arrangements, Mirant Americas Energy Marketing bids the output of the units into the New England Power Pool and is responsible for the supply of fuel to the units.

     Mirant Kendall sells steam to a subsidiary of NSTAR pursuant to a Steam Supply Agreement dated October 1, 2000. This agreement contains a demand charge, consumption charge and condensate return charge. The agreement has a term in excess of 20 years, however, either party may terminate the agreement with 24 months prior notice.

     Mirant Kendall is re-powering its Kendall Station located in Cambridge Massachusetts. When complete, Kendall Station is expected to be a 234 MW natural gas fired combined cycle facility that produces both steam and electricity commodity for sale. The combined cycle facility will have the capability to use #2 fuel oil as a back up fuel providing fuel flexibility. The Kendall Station re-powering is nearing construction completion with the expected commercial operation date presently forecast for June 2002. Kendall Station electric output will continue to be sold into the New England Power Pool.

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to us. The transfer was a noncash capital contribution of approximately $276 million to us.

Mirant Texas

     Mirant Texas was formed to develop, construct and operate a 556 MW natural gas-fired electric generating plant near the Dallas-Fort Worth metropolitan area. The plant operates a total of three units with two operating during periods of peak demand and a third combustion turbine with a corresponding steam turbine that can be operated during periods of baseload and intermediate demand (a combined-cycle unit). Units 1 and 2, representing 308 MW, became operational in June 2000 and an additional 248 MW achieved commercial operation in June 2001.

     Mirant Texas has agreed to sell all of the capacity and electric power output from Units 1 and 2 to Mirant Americas Energy Marketing under a five-year tolling agreement expiring May 31, 2005. There is also a separate agreement to sell all of the capacity and electric power from Unit 3 to Mirant Americas Energy Marketing under a tolling agreement expiring on December 31, 2003. Under the existing power purchase agreement, all fuel required to run the facilities will be provided and paid for by Mirant Americas Energy Marketing.

     Texas has passed legislation for the deregulation of its electricity market. The first phase of the deregulated market began on July 31, 2001, with full deregulation to be in place by January 2002. The underlying wholesale market is going through a restructuring to support this legislation. Part of the restructuring will include further establishing the Electric Reliability Council of Texas (ERCOT) such that all of the generation capacity in that market is managed through a common transmission system. Another part of the restructuring requires investor owned utilities to divest large blocks of their generating assets. Both of these actions are expected to enhance Mirant Texas' position in the marketplace by increasing liquidity in the market and mitigating the market power of the incumbent utilities.

State Line Energy

     In December 1997, our subsidiary, State Line Energy, acquired the 515 MW State Line facility from a subsidiary of Commonwealth Edison Company for $68 million. The State Line facility is located on the Indiana-Illinois border near Chicago, Illinois. The plant is comprised of two coal-fired generating units.

     In February 2002, we announced our intent to sell State Line Energy to Dominion Resources for $182 million. We anticipate closing the transaction in the second quarter of 2002.

Mirant Wisconsin

     Mirant Wisconsin was formed in 1998 to develop, construct, own, operate and maintain the Neenah Power Plant. The Neenah plant is a 309 MW natural gas-fired electric generating plant located near Milwaukee. The plant provides electricity during periods of peak demand. Construction of the plant is complete and the final cost was approximately $94 million. The plant commenced operations on May 8, 2000.

     Mirant Wisconsin sells all of its capacity and electric power output to Wisconsin Electric Power Company under an eight-year power purchase agreement entered into in August 1998 and which went into effect in May 2000. Wisconsin Electric provides electric, gas and steam service to more than two million customers in southeastern Wisconsin. The power purchase agreement is structured as a tolling arrangement, whereby Wisconsin Electric pays Mirant Wisconsin a monthly charge designed to provide Mirant Wisconsin a return on capital and to cover debt service and fixed operating costs. Wisconsin Electric also pays a charge for each start and for each running hour for each combustion turbine. These start charges and running hour charges are designed to recover variable costs associated with operating and maintaining the plant. Under this tolling arrangement, Wisconsin Electric supplies natural gas as well as any backup No. 2 fuel oil used to run the plant at no cost to Mirant Wisconsin. The power purchase agreement has bonus and penalty provisions regarding capacity, heat rate and availability. Prior to the end of the sixth contract year, Wisconsin Electric has the option to renew the power purchase agreement for another five years beyond its initial eight-year term or purchase the Neenah plant from Mirant Wisconsin for $150 million at the end of that term.

     The Neenah plant is located in the Mid-America Interconnected Network
(MAIN) region under the North America Electric Reliability Council that covers predominantly Illinois and eastern Wisconsin. The MAIN market is nominally a 55 GW-sized market that is dominated by coal (54%) and nuclear (28%) generating capacity. The MAIN region is currently in need of both capacity designed for peak demand periods as well as additional transmission capacity.

     Deregulation of the electricity market in Wisconsin has been slow. The Public Service Commission of Wisconsin and the state legislature currently are studying the deregulation of the electricity market and no material legislation has been enacted to date.

RESTRUCTURING

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. As it relates to Mirant Americas Generation, the plan includes reducing capital spending by either canceling or delaying certain brownfield developments at our various plants, severing employees and selling certain generation facilities. As a result, we have delayed some construction projects, most notably our Contra Costa plant expansion in California and in February 2002, we announced that we had entered into an agreement to sell our State Line generating facility to Dominion Resources. We are still evaluating what, if any, additional actions will be taken by us as part of Mirant's overall restructuring plan. At this time, we cannot assess what impact Mirant's plan will have on our results of operations, cash flows or financial position.

REGULATION

United States Public Utility Regulation

     The United States electric industry is subject to comprehensive regulation at the federal and state levels. Currently, our facilities are exempt wholesale generators under PUHCA. Our exempt wholesale generators are subject to regulation by the FERC under the Federal Power Act regarding rate matters and by state public utility commissions regarding non-rate matters. The majority of our generation from exempt wholesale generators is sold at market prices under market rate authority granted by the FERC, although the FERC has the authority to impose cost of service rate regulation or other types of price mitigation if it determines that market pricing is not in the public interest. Our exempt wholesale generators are also subject to the FERC regulation relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities.

     State or local authorities have historically regulated the distribution and retail sale of electricity, as well as the need for siting and the construction of generating facilities. In addition, our exempt wholesale generators may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions if the financing is subject to state public service commission regulation. Outside of the Electric Reliability Council of Texas, the wholesale power sales of our exempt wholesale generators are subject exclusively to FERC regulation under the Federal Power Act and to market regulation institutions, such as regional transmission group and independent system operator market monitoring initiatives authorized by the FERC.

     We are not subject to PUHCA unless we acquire the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. Congress has been considering legislation to modify federal laws affecting the electric industry. Bills have, in the past, been introduced that propose to repeal or modify both PURPA and the PUHCA. In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity. Deregulation is expected to result in a shift from cost-based rates to market-based rates for electric energy and related services. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. It is unclear whether or when all power customers will obtain open access to power supplies. Decisions by regulatory agencies may have a significant impact on the future economics of the power marketing business.

     In emergency conditions, such as have recently occurred in California, our public utility operations may be subject to extraordinary and costly emergency service requirements. The United States Department of Energy recently exercised its emergency authority to require interconnections and sales of power into the California market, and further orders of this nature may be issued with respect to either the California market or other markets in the event the Department of Energy or other state or federal regulatory agencies deem emergency conditions to exist.

     The FERC has issued power and gas transmission initiatives that require electric and gas transmission services be offered on an open-access basis unbundled from commodity sales. Although these initiatives are designed to encourage wholesale market transactions for electricity and gas, we cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission additions in specific markets.

Environmental Regulation

     Our operations are subject to extensive federal, state and local laws and regulations relating to air quality, water quality, waste management, natural resources and health and safety. Our compliance with these environmental requirements necessitates significant capital and operating expenditures related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets we operate that are subject to environmental regulation. We cannot provide assurance that future compliance with these environmental requirements will not adversely affect our operations or financial condition.

     Over the past several years, the power generation industry, state, federal and foreign governments and international organizations have been concerned about global climate change. Recent international negotiations have made the implementation of the Kyoto Treaty in certain countries more likely, although the current United States Administration is opposed to the treaty. Because our fossil fuel-fired plants emit carbon dioxide, the costs of any "greenhouse gas" restrictions could adversely affect our operations. The impact of any future greenhouse gas regulations on our facilities and operations remains uncertain.

     The environmental laws and regulations in the United States illustrate the comprehensive environmental regulations that govern our operations. Our most significant environmental requirements result from the Clean Air Act and the 1990 Clean Air Act Amendments. Under the Clean Air Act, we are required to comply with a broad range of restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in metropolitan areas such as New York City, Boston, Chicago, Washington, D.C. or San Francisco, classified by the EPA as not achieving the ambient air quality standards, thereby triggering the most stringent air regulation requirements.

     In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and several states are in the process of enacting more stringent air quality regulatory requirements. For example, the EPA recently promulgated a new regulation, known as the "Section 126 Rule," that allocates nitrogen oxide emissions allowances to various electric generating facilities in Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. The Section 126 Rule is scheduled to become effective in May 2004. The EPA also has established nitrogen oxide emission caps for several eastern states that must be implemented by these states beginning May 2004. Under either rule, if a plant exceeds its allocated allowances under this rule, the plant must purchase additional, unused allowances from other regulated plants or install controls to reduce emissions. The EPA is also developing regulations to govern mercury emissions from power plants. The State of New York has proposed and the State of Massachusetts has finalized regulations to further reduce nitrogen oxide and sulfur dioxide emissions from power plants, the State of Massachusetts also regulates carbon dioxide emissions. We expect to incur additional compliance costs as a result of these developments.

     On November 3, 1999, the United States Department of Justice filed a complaint against seven electric utilities for alleged violations of Clean Air Act requirements related to modifications of existing sources at coal-fired generation stations located in the southern and midwestern regions of the United States and also issued an administrative order to the Tennessee Valley Authority for similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional utilities to the litigation and has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. The electric utility industry strongly disagrees with the EPA's positions in the lawsuits. To date no lawsuits or administrative actions alleging similar violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but the EPA has requested information concerning four of Mirant Mid-Atlantic's plants. Also, the State of New York has issued a notice of violation to the previous owner of our Lovett plant. For more information about the matter, see "Item 3. Legal Proceedings." We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and have a material adverse effect on our financial condition, cash flows and results of operations.

     Several other environmental laws in the United States also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality, the requirements applicable to water quality are expected to increase in the future. For example, the EPA has issued a new rule that imposes more stringent standards on the cooling water intakes for new plants and has proposed a similar regulation for intakes on existing plants. We expect to incur additional compliance costs as a result of the increased regulation of water.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. The EPA may develop new regulation that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices and expend significant resources on the increased waste management requirements.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

     In connection with asset acquisitions and other transactions, we also may obtain or be required to provide indemnification against environmental liabilities and responsibilities. Typically, the indemnification we receive is limited in scope and time period. In some transactions, we did not receive an environmental indemnity. To minimize our exposure for such liabilities, we conduct, through environmental due diligence, assessments of the assets we wish to acquire or operate. Thus far, we have not incurred any material environmental liabilities arising from our acquisition or divestiture activities; however, the previously referenced Clean Air Act information request for our Mid-Atlantic assets and notice of violation issued to the previous owner of the New York Lovett facility, see "Item 3. Legal Proceedings," could result in material expenditures.

     We believe we are in compliance in all material respects with applicable environmental laws. While we believe our procedures and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations or the enactment of more stringent requirements.

Our Employees

     As of December 31, 2001, we employed, directly or through contracts with Mirant Services, LLC, a direct subsidiary of Mirant, and its subsidiary, Mirant Mid-Atlantic Services, LLC, approximately 1,700 people of whom approximately 1,600 were employed at our power plants. Approximately 66% of the employees at our power plants were represented by the following unions:

          o Utility Worker's Union of America, A.F.L.-C.I.O., Local #392. The current collective bargaining agreements terminate on March 1, 2003.

          o Utility Worker's Union of America, A.F.L.-C.I.O., Local #480. The current collective bargaining agreements terminate on June 1, 2006.

          o Local Union 503, I.B.E.W. The current collective bargaining agreements terminate on May 31, 2003.

          o United Steelworkers of America, A.F.L.-C.I.O.-C.L.C. The current collective bargaining agreements terminate in December 31, 2004.

          o Local Union 1900, International Brotherhood of Electrical Workers. The current agreement expires on May 31, 2003. However, the contract is subject to reopening for wages and benefits, with 60 days notice, prior to June 30, 2002.

          o International Brotherhood of Electrical Workers Local #1245. The collective bargaining agreement terminates on October 31, 2004.

     We believe that we have satisfactory relations with both our union and non-union employees.


Item 2.  Properties
                                                                                  Owned and Operated            Under Development
                                                                         ----------------------------------- -----------------------
                                                                                                                          Expected
                                                             Mirant's %                                       Net Equity    Date
                                                             Leasehold/              Net Equity               Interest       of
Power Generation Business                                    Ownership    Total    Interest/Lease  Operated   in Total    Commercial
                            Location       Primary Fuel       Interest    MW (4)   in Total MW (4)   MW (4)    MW (1)     Operation
--------------------------- -------------- ---------------- ----------- --------- ---------------- --------- ------------ ----------

Mirant California.......    California     Natural Gas          100%      2,942      2,942           2,942       580         2005
Mirant New York............ New York       Natural Gas/         100       1,659      1,659           1,659       750         2006
                                           Hydro/ Coal/Oil
Mirant New England (2) .... Massachusetts  Natural Gas/Oil      100       1,229      1,229           1,221       210         2002

State Line Energy.......... Indiana        Coal/Natural Gas     100         515        515             515        --           --
Mirant Wisconsin........... Wisconsin      Natural Gas          100         309        309             309        --           --
Mirant Mid-Atlantic (3).... Maryland/      Coal/Oil/Gas         100       5,256      5,256           6,062        --           --
                            Virginia
Mirant Texas............... Texas          Natural Gas          100         545        545             545        --           --
                                                                        -------- ---------------- ---------- -------------

Total......................                                              12,455     12,455          13,253     1,540
                                                                        ======== ================ ========== =============


(1) Amounts reflect Mirant Americas Generation's percent economic interest in the total MW.

(2)  Total MW reflects a 1.4 percent interest in the 614 MW Wyman plant.

(3) Includes assets owned by Mirant (a total of 1,004 MWs) that are subject to capital contribution agreements between Mirant and Mirant Mid-Atlantic.

(4)  MW amounts reflect net dependable capacity.


Item 3.  Legal Proceedings

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Courts for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta and Mirant Potrero, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of the cases is as follows:


CAPTION                             DATE FILED           COURT OF ORIGINAL FILING
-------                             -----------          -------------------------
People of the State of  California   January 18, 2001     Superior Court of California - San Francisco County
  v. Dynegy, et al.
Gordon v. Reliant Energy,            November 27, 2000    Superior Court of California - San Diego County
  Inc., et al.
Hendricks v. Dynegy Power            November 29, 2000    Superior Court of California - San Diego County
  Marketing, Inc., et al.
Sweetwater Authority, et al. v.      January 16, 2001     Superior Court of California - San Diego County
  Dynegy, Inc., et al.
Pier 23  Restaurant v. PG&E Energy   January 24, 2001     Superior Court of California - San Francisco County
  Trading, et al.
Bustamante, et al. v. Dynegy,        May 2, 2001          Superior Court of California - Los Angeles County
  Inc., et al.

     The final outcome of these lawsuits cannot now be determined.

Western Power Markets Investigations: The CPUC, the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas of several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also on April 18, 2001, the Attorney General filed suit against us in the San Francisco Superior Court seeking to compel us to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between us and these agencies regarding the scope of the subpoenas and the confidentiality of our documents. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process. In January 2002, the California Attorney General's office reportedly stated that it found no evidence of criminal wrongdoing in connection with its investigation, but that it was planning to file civil suits against the energy generators for unfair trade practices.

     On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries (including us and several of our wholly owned California generating subsidiaries) in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 we effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, we would have been unable to perform its contingent obligations under the ancillary services contracts. The California Attorney general claims that this alleged behavior violated both the tariff of the California Independent System Operator and, more importantly, California's unfair trade practices statutes. The suit seeks both restitution and penalties in unspecified amounts.

     On March 19, 2002, the California Attorney General filed a complaint with the FERC against certain California generators, including Mirant and several of its wholly owned subsidiaries (including us and several of our wholly owned California generating subsidiaries), alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable, along with interest of any such refunded amounts.

     While we will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against us, the results of such investigations cannot now be determined.

California Price Mitigation and Refund Proceeding: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and is currently in place until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. We cannot predict how the FERC will rule on any future requests/justifications for prices higher than the mitigated price during future months.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in March 2002 and June 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of our subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. We cannot predict the outcome of this proceeding. If we were required to refund such amounts, our subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, our subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     Additionally, on February 13, 2002, the FERC directed its staff to undertaking a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. We cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, the EPA issued a request to Mirant Mid-Atlantic for information under the Clean Air Act concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

     We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and have a material adverse effect on our financial condition, cash flows and results of operations.

Asbestos Cases: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. We believe that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, we do not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

PEPCO Litigation: On October 25, 2001, we entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement we made a net cash payment to PEPCO of $26 million.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Mirant Americas Generation is an indirect wholly owned subsidiary of Mirant; therefore, Mirant Americas Generation's common stock is not publicly traded.

Item 6.  Selected Financial Data

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

     We are an indirect wholly owned subsidiary of Mirant, formed on May 12, 1999, for the purpose of financing, acquiring, owning, operating and maintaining the facilities described in this annual report on Form 10-K and any others that we may acquire. We currently own or control approximately 12,500 MW of electricity generation capacity, all of which is located in the United States.

     Our generating facilities were either recently acquired in competitive auctions or were developed as greenfield construction projects. Our geographically diversified portfolio of generating assets utilizes a variety of technologies, fuel types and fuel sources and sells its output, directly or through Mirant Americas Energy Marketing. Our customers are located near key metropolitan load centers of the United States.

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

     Most of our operating subsidiaries have entered into fuel supply, energy services, risk management and power marketing agreements with our affiliate Mirant Americas Energy Marketing. As part of the services and risk management agreements, Mirant Americas Energy Marketing provides fuel and procures emissions credits necessary for the operation of our generating facilities, the cost of which is charged to our subsidiaries based upon actual costs incurred by Mirant Americas Energy Marketing.

     Our expenses are primarily derived from the ongoing operations and maintenance of our generating facilities, capital expenditures needed to ensure their continued safe and environmentally compliant operation and financing costs.

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

Conversion to a Limited Liability Company

     Effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes will no longer be paid directly by our holding company, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate organization structure. As a result of these changes in organization structure, we recognized income in the fourth quarter of 2001 totaling approximately $162 million related to the reversal of deferred tax expenses, which have previously been recognized, for which we will no longer be directly obligated.

Restructuring

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. As it relates to Mirant Americas Generation, the plan includes reducing capital spending by either canceling or delaying certain brownfield developments at our various plants, severing employees and selling certain generation facilities. As a result, we have delayed some construction projects, most notably our Contra Costa plant expansion in California and in February 2002, we announced that we had entered into an agreement to sell our State Line generating facility to Dominion Resources. We are still evaluating what, if any, additional actions will be taken by us as part of Mirant's overall restructuring plan. At this time, we cannot assess what impact Mirant's plan will have on our results of operations, cash flows or financial position.


Results of Operations

Year Ended December 31, 2001 As Compared to Year Ended December 31, 2000

Operating Revenues. Our operating revenues for the year ended December 31, 2001 were $5,098 million, an increase of $2,815 million or 123% from 2000. This increase resulted primarily from the combination of unusually high prices for power in the first quarter of 2001 and increased market demand for power in the western United States. The increase in revenues was also attributable to the contributions of the plants we acquired in Maryland from PEPCO in December 2000, the commencement of operations at our Wisconsin plant in May 2000 and at our Texas plant for the first and second phases in June 2000 and 2001, respectively. Operating revenues for the year ended December 31, 2001 reflect net losses related to decreases in the fair value of financial instruments used to manage price risk exposure. In addition, the 2000 amounts reflect provisions taken related to revenues recognized in 1999 from our California operations under RMR contracts.

Total Operating Expenses. Our operating expenses for the year ended December 31, 2001 were $4,645 million, an increase of $2,710 million or 140% from 2000. This increase resulted from the combination of higher prices for natural gas in the first quarter of 2001 and increased market demand for natural gas and power in the western United States. The increase was also attributable to operating expenses from the plants we acquired in Maryland from PEPCO in December 2000, the commencement of operations at our Wisconsin plant in May 2000 and at our Texas plant for the first and second phase in June 2000 and 2001, respectively. During the year ended December 31, 2001, costs incurred under administrative services and revenue sharing arrangements with Mirant Americas Energy Marketing totaled $399 million, a $246 million increase from the same period in 2000. The increase was also attributable to provisions taken in relation to uncertainties in the California power market and provisions taken related to amounts due from Enron as a result of its bankruptcy in December 2001.

Total Other Income (Expense). Other expenses for the year ended December 31, 2001, were $139 million, an increase of $55 million from 2000. This increase was primarily due to an increase in interest expense related to borrowings to finance acquisitions but was partially offset by interest income on notes receivable from affiliates and a gain from insurance proceeds in the first quarter of 2001 of $9 million related to our State Line facility.

Provision for (benefit from) Income Taxes. Income tax benefit for the year ended December 31, 2001 was $33 million as compared to income tax expense of $106 million in 2000. The income tax benefit for 2001 is primarily attributable to the reversal of deferred tax expenses totaling approximately $162 million, as a result of our change in form of organization from a corporation to a limited liability company of our holding company and one of our wholly owned subsidiaries. In addition, the income tax benefit is attributable to our wholly owned subsidiary that changed its form of organization not being taxed on a portion of its net income. This decrease was partially offset by adjustments for non-deductible goodwill related to the acquisition of the PEPCO assets.

Net Income. Net Income totaled $347 million in 2001. This represents an increase of $189 million from 2000 as a result of the foregoing factors. This increase was partially offset by approximately $106 million ($179 million pre-tax) which was provided in relation to the uncertainties in the California power market in 2001. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was approximately $136 million ($229 million pre-tax). As of December 31, 2001, the total amount owed to us by the CAISO and the PX was approximately $311 million. In addition, the increase was offset by $29 million ($48 million pre-tax) which was provided in relation to amounts due from Enron as a result of their bankruptcy in December 2001.

Year Ended December 31, 2000 As Compared to Year Ended December 31, 1999

Operating Revenues. Our operating revenues were $2,283 million in 2000, an increase of $1,594 million, or 231%, from 1999. This increase was primarily attributable to a full year of operations from our plants in California and New York in 2000 (which were acquired by us in April and June, 1999, respectively) and to increased market demand and prices in California in 2000. In addition, our Wisconsin facility commenced operations in May 2000, and units 1 and 2 of our Texas facility commenced operations in June 2000. Operating revenues reflect a reduction taken based on our assessment of the possibility of being obligated to refund revenues under the reliability-must-run contracts.

Operating Expenses. Operating expenses were $1,935 million in 2000, an increase of $1,346 million, or 229%, from 1999. This increase is primarily due to a full year of operations from the generating assets in New York and California in 2000, the commencement of operation of the newly constructed Mirant Wisconsin and Mirant Texas facilities, higher natural gas prices and increased fuel consumption due to increased electricity generation in California, as well as a provision taken in relation to the receivables due from sales in California.

Other Expense. Other expense, net, was $84 million in 2000 compared to other expense, net, of $32 million in 1999. The increase is primarily due to an increase in interest expense related to borrowings to finance acquisitions and partially offset by a non-recurring gain from insurance proceeds in 1999 related to our State Line facility of $30 million. Interest expense in 2000 was $99 million, an increase of $32 million, or 48%, from 1999.

Income Taxes. The income tax expense in 2000 was $106 million compared to income tax expense of $27 million in 1999, an increase of $79 million. The increase in the income tax expense is consistent with the increase in income before income taxes.

Net Income. As a result of the foregoing factors, net income increased $117 million from 1999 to 2000.

Liquidity and Capital Resources

     Historically, we have obtained cash from operations, borrowings under credit facilities, borrowings from issuances of senior debt and borrowings and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund acquisitions, develop and construct generating facilities, finance capital expenditures and meet other cash and liquidity needs. Some of the cash flows associated with our businesses have been distributed to Mirant from time to time, and Mirant has provided funds to cover our disbursements from time to time.

Operating Activities. During the year ended December 31, 2001, we generated net cash from operations of approximately $438 million compared to $241 million for the same period in 2000. This increase is primarily due to growth in earnings as well as changes in working capital totaling $37 million.

Investing Activities. During the year ended December 31, 2001, we used $646 million for investment activities compared to $1,368 million for the same period in 2000. During 2001, our investment activities were primarily attributable to capital expenditures of $466 million and loans to affiliates of $205 million. During 2000, our investment activities were attributed to $225 million in capital expenditures, $917 million in cash paid in connection with the PEPCO asset acquisition and $271 million in loans to affiliates. Also, during the year ended December 31, 2001, we received $13 million in insurance proceeds related to our State Line facility compared to $27 million in the same period in 2000.

Financing Activities. During the year ended December 31, 2001, our financing activities provided $140 million in net cash as compared to providing $1,179 million during the same period in 2000. During the year ended December 31, 2001 our financing activities included receipt of $2,678 million in proceeds from the issuance of debt, $498 million in proceeds from the repayment of debt due from affiliates and capital contributions of $39 million from Mirant Americas. These inflows were mostly offset by repayment of debt of $2,679 million, repayment of debt to affiliates of $175 million and payment of $221 million in distributions to Mirant Americas. During the year ended December 31, 2000, our financing activities included $1,105 million in proceeds from the issuance of debt and capital contributions of $255 million from Mirant Americas which was partially offset by $181 million in distributions.

  Credit Ratings

     As of March 15, 2002, we had a credit rating of Ba1 (non-investment grade) with a negative watch by Moody's, BBB- (investment grade) with a stable outlook by S&P and BBB- (investment grade) with a stable outlook by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold Mirant Americas Generation's securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances in the future so warrant.

    Our cash flow from operations, asset sales, existing credit facilities and cash position are expected to provide sufficient liquidity for working capital and capital expenditures over the next 12 months. Our cash from operations is expected to be sufficient to fund our debt service on an ongoing basis. Our liquidity could be impacted by changing prices resulting from abnormal weather, excess capacity, the inability to complete asset sales, changes in our, Mirant's or Mirant Americas Energy Marketing's credit ratings and other factors.

     During 2001, our operating subsidiaries entered into separate cash management agreements with Mirant, whereby any excess cash is transferred to Mirant pursuant to a note agreement which is payable upon demand. The repayment of any advances made by our operating subsidiaries to Mirant is subordinate to the repayment and performance of all senior obligations of Mirant.

     On December 18, 2000, Mirant Mid-Atlantic completed an offering of $454 million principle amount of Series A pass through certificates, $435 million principle amount of Series B pass through certificates and $335 million principle amount of Series C pass through certificates. These certificates are not Mirant Mid-Atlantic's direct obligations. Instead, each certificate represents a fractional undivided interest in one of three pass through trust formed pursuant to three trust agreements.

     The property of the pass through trusts consists of lessor notes which were issued in connection with eleven separate lease transactions with respect to the undivided interests in either of the following facilities: (i) the Dickerson electric generating baseload units and related assets or (ii) the Morgantown electric generating baseload units and related assets. The lessor notes are secured by an interest in the described facilities and certain rights under the related lease and related financing documents. The lessor notes held in each pass through trust have an interest rate and final maturity corresponding to the interest rate and final maturity applicable to the certificates issued by the pass through trusts.

     The pass through certificates restrict Mirant Mid-Atlantic's ability to incur further indebtedness in certain circumstances. Increased indebtedness is permitted for a number of purposes and in a number of forms, including for working capital purposes, intercompany loans, subordinated indebtedness and guaranteed indebtedness. If the form or purpose of indebtedness is not specifically permitted by the lease agreement, additional indebtedness cannot be incurred unless each of Moodys and Standard & Poors confirms the then current rating for the pass through certificates; provided, however, that if the certificates are rated by either agency as below investment grade, the additional indebtedness may not be incurred unless Mirant Mid-Atlantic meets certain coverage ratios. The pass through certificates also restrict Mirant Mid-Atlantic's ability to make certain payments. Among the limitations is a prohibition on dividend payments unless certain coverage ratios are met.

     The following table sets forth our debt as of December 31, 2000 and 2001 and February 28, 2002 (in millions):

                                                              December 31,      February 28,
                                                        ---------------------   ------------
                                                           2000         2001      2002
                                                            ----        ----      ----
Senior notes:
     7.625% notes, due 2006........................        $  -       $  500    $  500
     7.20% notes, due 2008.........................           -          300       300
     8.30% notes, due 2011.........................           -          850       850
     8.50% notes, due 2021.........................           -          450       450
     9.125% notes, due 2031........................           -          400       400

Banking arrangements:
     $1.15 billion revolver (terminated in 2001)...       1,150            -         -
     $250 million revolver expiring October 2004...         250           73        73
     $50 million revolver expiring October 2004....          50            -         -
     $1.02 billion credit facility (terminated in 2001)     945            -         -

Unamortized debt discount..........................           -           (6)       (6)
                                                        ------------  --------- ----------
       Total long-term debt........................       2,395        2,567     2,567
Less current maturities............................         945            -         -
                                                        ------------ ---------- ----------
       Total                                            $ 1,450      $ 2,567    $2,567
                                                        ============ ========== ==========


     As of December 31, 2001, we had two credit facilities, each entered into in October 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2001, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.39%. As of December 31, 2001, there were no borrowings under Credit Facility
C. Under each of the credit facilities, we pay interest and facility/commitment fees (0.25% at December 31, 2001) in an amount determined by reference to our then existing credit rating.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of December 31, 2001, there were no events of default under such credit facilities.

     In May 2001, we issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act, which were exchanged for new notes with identical terms registered under the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning November 1, 2001. We may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. In addition, the notes contain various covenants, which, among other things, restrict the amount of additional indebtedness which may be incurred, except in certain circumstances, and impose limitations on asset sales.

     In October 2001, we issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as operating cash flow were used to repay a $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. We may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. In addition, the notes contain various covenants, which, among other things, restrict the amount of additional indebtedness which may be incurred, except in certain circumstances, and impose limitations on asset sales. Furthermore, we are obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

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

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. The total value to our affiliates and us was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to additional paid in capital and an offsetting contra equity account on our consolidated balance sheet and statement of member's equity at the inception of the agreements. We will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million.

     The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

Contractual Obligations and Commitments

Risk Management Activities

    Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. The fair values of these instruments are recorded in risk management assets and liabilities on our consolidated balance sheet at December 31, 2001. At December 31, 2001, the fair value of these instruments was a net liability of approximately $17 million.

     As of December 31, 2001, approximately 95% of the net value of our risk management assets and liabilities was calculated using simple models with high price discovery. These include forwards, swaps and options at liquid locations. Also, as of December 31, 2001, approximately 95% of the net value was expected to be realized within the next two years.

     We have the following annual amounts committed for contractual obligations and other commercial commitments as December 31, 2001 (in millions):


                                                          Contractual Cash Obligation by Year
                                             --------------------------------------------------------------
                                                 Total      Less than    1 to 3      4 to 5      After 5
                                                             1 year       years       years       years
-----------------------------------------------------------------------------------------------------------
Long-term debt..............................      $2,573        $  0        $ 73      $ 500      $2,000
Operating leases............................       2,946         173         278        227       2,268
Long-term service agreements................          62          10          20         11          21
Construction related commitments............         395         283         107          5           0
Fuel and transportation commitments.........         121          19          39         40          23
                                             --------------------------------------------------------------
   Total contractual obligations and
      commercial commitments................      $6,097        $485        $517      $ 783      $4,312
                                                  ======        ====        ====       ====      ======


Construction Related Commitments

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At December 31, 2001, these construction related commitments totaled approximately $395 million.

Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair of 3 of its combustion turbines for combined-cycle generating plants which are in effect through 2012. At December 31, 2001, the total estimated commitment under all these agreements was approximately $62 million.

Fuel Commitments

     We have commitments under fuel purchase and transportation agreements totaling $121 million at December 31, 2001. These agreements will continue to be in effect through 2007.

Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $100 million, and $4 million during the years ended December 31, 2001, and 2000 and were insignificant during year ended December 31, 1999.

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, we, through Mirant Mid-Atlantic, entered into a lease transaction for $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The term of each operating lease varies between 28.5 and
33.75 years. The total notional minimum lease payments for the life of the leases are approximately $2.9 billion.

     The lease agreements contain some restrictive covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur more than $100 million indebtedness, or sublease the facilities unless we satisfy various conditions. Mirant Mid-Atlantic does have an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility. Mirant Mid-Atlantic has the right to request the lessor to refinance the lease debt. The refinancing request is subject to meeting numerous conditions, including among other requirements that the refinancing not have a material adverse effect on the lessor. If the refinancing is consummated, the lessor will bear the cost of the refinancing. Upon the event of default by Mirant Mid-Atlantic, the lessors may require a termination value payment as defined in the agreements.

Litigation

     Reference is made to Notes 8 and 10 to the "Notes to Consolidated Financial Statements" filed as part of this Form 10-K relating to the following litigation matters:

o        RMR Agreements;
o Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric;
o        California Power Exchange Bankruptcy;
o        DWR Power Purchases;
o        California Rate Payer Litigation;
o        Western Power Markets Investigations;
o        State Line;
o        Enron Bankruptcy Proceedings;
o        California Price Mitigation and Refund Proceeding;
o        Environmental Information Requests;
o        Asbestos Cases; and
o        PEPCO Litigation

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition or results of operations.


Related Party Arrangements and Transactions

Services

     We have agreements with Mirant Americas Energy Marketing for the marketing and scheduling of the energy and energy-related services at each of the Mid-Atlantic, New York, California and New England facilities. Additionally, we have entered into agreements with Mirant Americas Energy Marketing to fulfill the majority of the fuel requirements at each of these facilities. The agreements provide that Mirant Americas Energy Marketing will pay us for the actual price received by Mirant Americas Energy Marketing from third parties for the available capacity, energy and ancillary services produced by us or, in the event such energy and ancillary services are used to supply Mirant Americas Energy Marketing's obligations under the Potomac Electric Power Company ("PEPCO") transition power agreements, market prices. However, effective August 1, 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option (see below).

     Mirant Americas Energy Marketing is entitled to a bonus if the revenues received exceed the costs payable to Mirant Americas Energy Marketing, which do not include operation and maintenance expense and lease payments, ("net revenue") by a specified amount. We retain all net revenues up to a specified threshold, and amounts in excess of such threshold are shared between us and Mirant Americas Energy Marketing. The fixed administrative fees and net revenue sharing arrangements for 2001 were as follows:

     o Mid-Atlantic: Mirant Americas Energy Marketing received a fee of $7 million and was entitled to a fee of 50% of the net revenue in excess of $896 million.

     o California: Under amended terms, Mirant Americas Energy Marketing received a fee of $7 million and was entitled to a fee of 75% of the net revenue in excess of $512 million.

     o New England: Mirant Americas Energy Marketing received a fee of $4 million and was entitled to a fee of 50% of the net revenue in excess of $88 million.

     o New York: Mirant Americas Energy Marketing received a fee of $3 million and was entitled to a fee of 50% of the net revenues in excess of $197 million.

     Total administrative service fees paid to Mirant Americas Energy Marketing under the marketing agreements totaled $21 million, $13 million and $17 million for 2001, 2000 and 1999, respectively, and payments made under the revenue sharing arrangements to Mirant Americas Energy Marketing totaled $378 million, $140 million and $0 for 2001, 2000 and 1999, respectively. Amounts paid to Mirant Americas Energy Marketing under the revenue sharing arrangements are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

     Mirant Americas Energy Marketing charges the Company's subsidiaries, except Mirant Mid-Atlantic (see below) for credit losses associated with market transactions. Accordingly, the Company's subsidiaries retain the risk of collection for amounts due from third parties for transactions entered into by Mirant Americas Energy Marketing in connection with the assets owned and operated by the Company's subsidiaries. Provision for loss is recorded on the Company's books when it is deemed probable that collection will not occur with respect to a specific counterparty receivable. The administrative services and revenue sharing agreements in effect for 2001 will continue in effect for 2002, however, Mirant Americas Energy Marketing and the various Mirant Americas Generation operating subsidiaries are currently negotiating new agreements for 2002 under which Mirant Americas Energy Marketing will continue to market the output and procure fuel, among other services, on behalf of the generation facilities under what is expected to be a cost based arrangement.

     Mirant Services, LLC ("Mirant Services") and Mirant Mid-Atlantic Services, LLC, ("Mid-Atlantic Services") are both subsidiaries of Mirant that are responsible for several general and administrative functions for entities, including Mirant Americas Generation. Mirant Services and Mid-Atlantic Services employ personnel utilized by Mirant Americas Generation and bill Mirant Americas Generation for the full cost of such employees, including salaries, employee benefit plans, payroll taxes and fringe benefits for such employees. During 2001, 2000 and 1999, Mirant Services and Mid-Atlantic Services incurred $140 million, $76 million and $51 million, respectively, on behalf of Mirant Americas Generation and billed these costs to the Company.

Mirant Mid-Atlantic Sales Agreement

     Effective August 1, 2001, Mirant Mid-Atlantic, Mirant Chalk Point, Mirant Potomac River and Mirant Peaker entered into Energy and Capacity Sales Agreement (ECSAs) with Mirant Americas Energy Marketing. Each ECSA has an initial term which expires in June of 2004, and includes an option for Mirant Americas Energy Marketing to extend the initial term through December 31, 2004. Under the terms of the ECSAs:


     o Mirant Americas Energy Marketing pays the seller a fixed capacity payment ranging from $10,400 per MW-month to $12,120 per MW-month over the term of the contract for committed capacity (initially all of the capacity from the units owned or leased by Mirant Mid-Atlantic, Mirant Chalk Point, Mirant Potomac River and Mirant Peaker). If the availability of the committed capacity calculated on a twelve month rolling average is 75% or greater, Mirant Mid-Atlantic will be entitled to the full capacity payment. If availability is below 75%,

          Mirant Mid-Atlantic's capacity payment will be reduced at the rate of 1 1/3% of the capacity payment for each 1% reduction in availability.

     o Mirant Americas Energy Marketing pays the seller a specified energy charge for committed energy delivered of $16.50 per MWh in year 1 of the ECSAs; $17.15 per MWh in year 2 of the ECSAs; $17.75 per MWh in year 3 of the ECSAs; $18.80 per MWh in year 4 of the ECSAs; and $18.80 per MWh in extension periods. These energy charges are not adjusted for fuel cost.

     o Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchased each year limited in 2002, to 75% of the total output of the Mirant Mid-Atlantic facilities; however, Mirant Americas Energy Marketing does not have the unilateral right to increase committed capacity in any subsequent year. After December 31, 2002, Mirant Americas Energy Marketing may reduce the committed capacity and energy purchased to zero. If Mirant Americas Energy Marketing elects to reduce committed capacity, it will purchase all energy and other products associated with the released capacity at market prices.

     o The Mirant Mid-Atlantic Companies agree to supply other products which are necessary to meet Mirant Americas Energy Marketing obligations under the PEPCO transition power agreements which are not met by deliveries under the PEPCO power purchase agreements. The Mirant Mid-Atlantic Companies are paid for these other products at market prices.

     The ECSAs were designed in order to provide Mirant Mid-Atlantic with payments for its committed capacity and energy, which are not directly linked to spot market prices for energy, which can be volatile.

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. The total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to member's equity and an offsetting contra equity account on the Company's consolidated balance sheet and statement of member's equity at the inception of the agreements. The Company will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million.

     The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

 Notes Receivable/Payable with Affiliates

     In February 2000, the Company agreed to extend a non-revolving credit facility for construction activities of a separate affiliate of Mirant in Zeeland, Michigan. Principal was due on demand, or if no demand was made, then on February 29, 2004 with 8.51% interest due quarterly, in arrears. As of December 31, 2000, the amount loaned was $7 million. During 2001, the entire principal balance and outstanding accrued interest were repaid and the credit facility was terminated.

     In July 2000, the Company agreed to extend a non-revolving credit facility for construction activities of a separate affiliate of Mirant in Wrightsville, Arkansas ("Wrightsville"). The commitment of $180 million from the Company was to fund certain payments by Wrightsville of industrial development bonds. Principal was due on demand, or if no demand was made, then on June 1, 2003 with 8.51% interest due quarterly, in arrears. As of December 31, 2000, the amount loaned was $41 million. During 2001, the entire principal balance and outstanding accrued interest were repaid and the credit facility was terminated.

     In December 2000, subsidiaries of Mirant borrowed approximately $223 million from the Company in order to finance their acquisitions of generation assets. Principal is due on December 30, 2028 with 10% interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Up to $7.9 million per year may be prepaid at the election of the borrower.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash is transferred to Mirant pursuant to a note agreement which is payable upon demand. These advances, which totaled approximately $253 million, are reflected in current notes receivable from affiliates on the accompanying consolidated balance sheet at December 31, 2001. Similarly, Mirant may advance funds to various subsidiaries for working capital purposes; such advances, which totaled approximately $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying consolidated balance sheet at December 31, 2001. All notes receivable and payable to or from Mirant are due on demand and accrue interest based on the actual return obtained by Mirant on its investments. The repayment of any advances made by Mirant Americas Generation operating subsidiaries to Mirant is subordinate to the repayment and performance of all obligations of Mirant.

     Also included in current notes payable to affiliates at December 31, 2001 are approximately $284 million in advances from Mirant Americas primarily related to various construction projects. These advances are due on demand, accrue interest at 8.7% with interest due monthly, and are unsecured.

     In February 2002, Mirant Americas made capital contributions of notes payable by certain of our operating subsidiaries in the aggregate amount of $213 million (the balance was $187 million at December 31, 2001) to us and in turn, made subsequent capital contributions to our borrowing operating subsidiaries of respective notes payable by such operating subsidiaries. These capital contributions will be reflected in the 2002 consolidated financial statements and will increase our equity.

Capital Contribution Agreement

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the Southern Maryland Electric Cooperative combustion turbine) by Mirant Potomac River and Mirant Peaker, respectively, (Note 9) were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic evidenced by notes. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the year ended December 31, 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $25 million.

Tolling Arrangements

     With respect to the generating facilities located in Texas, Mirant Texas and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing pays Mirant Texas annual capacity based payments on the guaranteed capacity of the generating units. Mirant Americas Energy Marketing also pays Mirant Texas a fee for each MWh of energy generated. One agreement expires on December 31, 2003 and the other expires on May 31, 2005, but each may be extended by mutual agreement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. We are exposed to market risks, including changes in commodity prices and interest rates. Through various hedging mechanisms, including contractual arrangements with Mirant Americas Energy Marketing, we attempt to mitigate some of the impact of changes in commodity prices and interest rates on our results of operations.

     We use interest rate swaps to hedge underlying debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with a swap is reflected as an adjustment to interest expense over the life of the instruments. If we sustained a 100 basis point change in interest rates for all variable rate debt, the change would affect net income, on an annualized basis, by approximately $1 million, based on variable rate debt and derivatives and other interest rate sensitive instruments outstanding at December 31, 2001.

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

     For those commodity contracts for which hedge accounting criteria are met, any changes in the fair value of these contracts reflect essentially offsets to changes in the value of the underlying physical asset positions. Therefore, we have minimal exposure to market risk on the portion of our portfolio of commodity contracts in which we are effectively hedging the exposure of our physical assets to changes in market prices.

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $3 million at December 31, 2001. During the year ended December 31, 2001, the actual daily change in fair value exceeded the corresponding daily VaR calculation three times, which well falls within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. Our participation in Mirant's cash management program exposes us to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. Furthermore, Mirant Americas Energy Marketing makes substantially all of our sales on our behalf and collects all cash receipts from sales made on our behalf. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivables at any point in time.

Critical Accounting Policies

    The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material estimates and have a material impact on our financial results and position. To aid in our application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods. In addition, separate tools enable management to forecast our income tax position to ensure that tax charges are appropriate in each period.

Revenue Recognition/Fair Value Accounting: We derive the substantial portion of our revenues from sales of physical power in the wholesale electricity market as well as risk management activities performed on our behalf by Mirant Americas Energy Marketing. With respect to physical power sales, we consider revenue earned upon output, delivery or satisfaction of specific targets, all as specified by contractual terms. Revenues under long-term power sales arrangements are recognized on an accrual basis.

     SFAS No. 133 requires that derivative instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. Many of our power sales and fuel supply agreements, that otherwise would be required to follow derivative accounting, qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment.

     The determination of fair value of energy marketing and risk management contracts as well as derivatives can be complex and relies on judgements concerning future prices and liquidity among other things. Generally speaking the longer the term of the contract and the more operational constraints involved, the more difficult it is to estimate accurate fair value. We recognize reserves as appropriate to account for uncertainties in the modeling process used to derive fair value.

Income Taxes: SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Effective November 1, 2001, our parent company, Mirant Americas Generation, LLC and one of our wholly owned subsidiaries changed our form of organization from corporations to limited liability companies, and from that time forward are treated as partnerships for income tax purposes. Therefore, our parent company and one of wholly owned subsidiaries are not subject to federal and state income taxation. Our subsidiaries that are subject to federal and state income taxes use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences (See Note 6 to the "Notes to Consolidated Financial Statements" for additional details).

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

     We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provisions in the statement of income.

Off Balance Sheet Financing: Our operating lease for the PEPCO generating assets as described in Note 8 to the "Notes to Consolidated Financial Statements" is a material off balance sheet financing structure which utilizes a Special Purpose Entity ("SPE"). Based on existing accounting guidance, we believe that it is appropriate to keep our obligation under this structure off of our consolidated balance sheet. However, the FASB and others have initiated discussions to re-evaluate the accounting for transactions involving SPEs. Key issues that are being addressed include equity at risk requirements as well as the identification of the sponsor or beneficiary of the SPE's activities. It is possible that any changes to the existing requirements would not grandfather SPE transactions executed prior to the effective date of the new guidance. It is therefore possible that this obligation could be required to be recorded on our balance sheet. We do not view this potential treatment as an adverse outcome as we have historically and continue to fully disclose this arrangement. The potential treatment would likely impact the pattern of expense recognition related to this obligation as we would likely change from our current straight-line recognition of rental expense to an annual recognition of the straight-line depreciation on the financed assets as well as the interest component of the financing which is weighted more heavily toward the early years of the obligation.

Goodwill, Intangibles and Other Long-lived Assets: We evaluate long-lived assets, such as property, plant and equipment, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, which could trigger an impairment include, among others:

o Significant underperformance relative to historical or projected future operating results;
o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
o        Significant negative industry or economic trends.

     The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. For assets identified as held for sale, the book value is compared to the estimated fair value to determine if an impairment loss is required.

     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles, and other long-lived assets might be impaired.

Capitalization Policies: Our investment in Property, Plant and Equipment ("PP&E") is stated at original cost at the time of construction, purchase, or acquisition. Original costs include such things as materials, labor, interest and other appropriately allocated costs. As costs are expended for new construction, the entire amount is capitalized as PP&E on our balance sheet and is subject to depreciation upon completion of construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property, as defined in our policy, are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts.

     We capitalize interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost." We determine which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant.

     Other costs capitalized on our balance sheet include business development costs (external, direct and incremental costs necessary to bring a potential acquisition or construction project to completion). Business development costs are only capitalized when there is reason to believe that the costs are probable of recovery and that efforts will result in future value to the company. The appropriateness of the carrying value of these costs is evaluated each reporting period; unrecoverable amounts of capitalized costs for projects no longer probable are charged to expense currently.

     Reference is made to Note 1 to the "Notes to Consolidated Financial Statements" for additional information on other accounting policies and new accounting pronouncements.

Special Note Regarding Forward-Looking Statements

     The information presented in this Form 10-K includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant Americas Generation's future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (4) state, federal and other rate regulations in the United States; (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments in the United States;

(7) financial market conditions and the results of our financing efforts; (8) changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates; (9) weather and other natural phenomena; (10) performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities; (11) developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
(12) the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war; (13) the direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors of Mirant Americas Generation, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past; (14) the direct or indirect effects on our business of the lowering of our credit rating or the credit ratings of Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant (or actions that may be taken in response to changing credit ratings criteria), including, increased collateral requirements upon Mirant Americas Energy Marketing and Mirant, demands for increased collateral by current counterparties of Mirant Americas Energy Marketing and Mirant, refusal by current or potential counterparties to enter into transactions with us, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on favorable terms; and (15) other factors discussed in this Form 10-K and in other reports filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

Additional Factors that Could Affect Future Performance

     In addition to the discussion of certain risks in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to Mirant Americas Generation's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

Risks Related to Our Business

We depend substantially on cash dividends, distributions or other transfers from our subsidiaries, one of which is subject to restrictions on dividends and distributions. In addition, any right we have to receive an asset of any of our subsidiaries upon any liquidation or reorganization of such subsidiary will be effectively subordinated to the claims of such subsidiary's creditors.

     Because our operations are conducted primarily by our subsidiaries, our cash flow and our ability to service our indebtedness, including our ability to pay the interest on and principal on our debt when due, are dependent upon cash dividends and distributions or other transfers from our subsidiaries. In December 2000, one of our significant subsidiaries, Mirant Mid-Atlantic, and its affiliates acquired generation assets from PEPCO. Mirant Mid-Atlantic's long-term lease agreements restrict the ability of Mirant Mid-Atlantic to pay dividends, make distributions or otherwise transfer funds to us by imposing certain financial tests and other conditions on such activities.

     Our debt is our exclusive obligation and not the obligation of any of our subsidiaries and affiliates or Mirant. Our subsidiaries and affiliates and Mirant have no obligation, contingent or otherwise, to pay any amount due pursuant to our debt or to make any funds available for payment of any amount due on the debt, whether by dividends, capital contributions, loans or other payments, and do not guarantee or otherwise support the payment of interest on or principal of our debt.

     Any right we have to receive an asset of any of our subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of our debtholders to participate in the distribution of, or to realize proceeds from, those assets) will be effectively subordinated to the claims of such subsidiary's creditors (including trade creditors of and holders of debt, if any, issued by such subsidiary). The indenture does not restrict our subsidiaries' right to incur debt or other obligations.

Our revenues and results of operations will depend in part on market and competitive forces that are beyond our control.

     We sell capacity, energy and ancillary services from our generating facilities into competitive power markets or on a bilateral contract basis through power sales agreements with Mirant Americas Energy Marketing. The market for wholesale electric energy and energy services is largely deregulated. We are not guaranteed any rate of return on our capital investments through mandated rates. Our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for energy, capacity and ancillary services. These market prices may fluctuate substantially over relatively short periods of time. Among the factors that will influence these prices, all of which are beyond our control, are:

     o    prevailing market prices for fuel oil, coal and natural gas;
     o the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity less expensively than our generating facilities;
     o the extended operation of nuclear generating plants beyond their presently expected dates of decommissioning;
     o prevailing regulations by the FERC that affect our markets and regulations governing the independent system operators that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets;
     o    weather conditions; and
     o changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

     All of these factors could have an adverse impact on our revenues and results of operations.

Changes in commodity prices may increase the cost of producing power and decrease the amount we receive from selling power, resulting in financial performance below our expectations.

     Our generation business is subject to changes in power prices and fuel costs that may impact our financial results and financial position by increasing the cost of producing power and decreasing the amount we receive from the sale of power. As a result, our financial results may not meet our expectations.

We are responsible for price risk management activities conducted by Mirant Americas Energy Marketing for our facilities.

     Mirant Americas Energy Marketing engages in price risk management activities related to our sales of electricity and purchases of fuel and we receive the revenues and incur the costs from these activities. Mirant Americas Energy Marketing may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal and natural gas prices, and we bear the gains and losses from these activities. We cannot assure you that these strategies will be successful in managing our pricing risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets. Commodity price variability results from many factors, including:

     o    weather;
     o    illiquid markets;
     o    transmission or transportation inefficiencies;
     o    availability of competitively priced alternative energy sources;

     o    demand for energy commodities;
     o    natural gas, crude oil and coal production;
     o    natural disasters, wars, embargoes and other catastrophic events; and
     o federal, state and foreign energy and environmental regulation and legislation.

     Furthermore, the risk management procedures we have in place may not always be followed or may not always operate as planned. As a result of these and other factors, we cannot predict with precision the impact that these risk management decisions may have on our businesses, operating results or financial position.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

     The impact that terrorist attacks, such as those occurring on September 11, 2001, may have on our industry in general, and on us in particular, is not known at this time. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. There can be no assurance that insurance will be available to us without significant additional costs. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Operation of our generating facilities involves risks, some of which may affect our ability to pay our debt.

     The operation of our generating facilities involves various operating risks, including the output and efficiency levels at which those generating facilities perform, interruptions in fuel supply, disruptions in the delivery of electricity, breakdown or failure of equipment (whether due to age or otherwise) or processes, violation of our permit requirements, shortages of equipment or spare parts, labor disputes, operator error, curtailment of operations due to transmission constraints, restrictions on emissions or catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences affecting power generating facilities. In addition, although most of our facilities had a significant operating history at the time we acquired them, we have a limited history of owning and operating these acquired facilities and operational issues may arise as a result of our lack of familiarity with issues specific to a particular facility or component thereof or change in operating characteristics resulting from regulation. A decrease or elimination of revenues generated by our facilities or an increase in the costs of operating our facilities could decrease or eliminate funds available to us to make payments on our debt or our other obligations.

We may not be able to successfully implement our business plan.

     Our business plan assumes, among other things, that our baseload generating assets will be dispatched most of the time and that we can maintain the availability of our generating assets at higher than historical levels. We are relying on Mirant Americas Energy Marketing to sell a significant portion of our output at market prices. We sell the balance of our output to Mirant Americas Energy Marketing and to third parties through a combination of spot sales and bilateral contracts. We cannot assure you that Mirant Americas Energy Marketing will be successful in marketing our output in accordance with our business plan.

Our future access to capital could be limited.

     We will need to make substantial expenditures in the future to, among other things, maintain the performance of our generating facilities and comply with environmental laws and regulations. Our direct and indirect parent companies are not obligated to provide, and may decide not to provide, any funds to us in the future. Our only other sources of funding will be internally generated cash flow from our operations and proceeds from the issuance of securities or the incurrence of additional indebtedness in the future. We may not be successful in obtaining sufficient additional capital in the future to enable us to fund all our future capital expenditures and other requirements.

Our activities are restricted by substantial indebtedness. If we default on any of this indebtedness, it may be accelerated and we may be unable to service it. Acceleration of some of our debt may cause other lenders to accelerate other debt obligations.

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2001 and 2000, our total consolidated indebtedness was $2,900 million and $2,395 million, respectively. As of December 31, 2001 and 2000, our member's equity was $2,925 million and $2,802 million, respectively. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend primarily upon cash flow produced by our operating subsidiaries.

     Our level of indebtedness has important consequences, including:

o limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;
o limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;
o increasing our vulnerability to general adverse economic and industry conditions; and
o limiting our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation.

     In addition, some of our existing debt agreements contain restrictive covenants that, among other things, can prohibit or limit our ability to:

o    incur indebtedness;
o    make prepayments of indebtedness in whole or in part;
o    pay dividends; and
o    create liens.

     If we are unable to comply with the terms of our debt agreements, we may be required to refinance all or a portion of our debt or to obtain additional financing. We may be unable to refinance our debt or obtain additional financing because of our level of debt at that time and the debt incurrence restrictions under our debt agreements. We may be forced to default on our debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If we default under the terms of our indebtedness, the relevant debt holders may accelerate the maturity of our obligations, which could cause cross-defaults or cross-acceleration under our other obligations.

If Mirant Americas Energy Marketing does not renew agreements to market our power and provide us services that are required for our operations, we may not be able to replace those services on as favorable terms.

     Mirant Americas Energy Marketing's contracts with our subsidiaries to purchase capacity, energy and ancillary services from our generating facilities and to provide fuel, fuel transportation, risk management and energy marketing are scheduled to expire at the end of 2002. Mirant Americas Energy Marketing is not obligated to renew these contracts. Services of the type provided under the contracts with Mirant Americas Energy Marketing are required for our operations. If these contracts are terminated, we may not be able to replace them on terms that are as favorable to us.

Mirant may cease to be our ultimate parent.

     There are no legal or contractual requirements that Mirant continue to own a direct or indirect controlling interest in us or any of its subsidiaries that provide services to us, such as Mirant Americas Energy Marketing and Mirant Americas Development. If Mirant ceases to own a controlling interest in us or any of such other subsidiaries, the business arrangements between Mirant or its affiliates and us may change in a manner adversely affecting our results of operations or financial condition. A new controlling entity may not have the managerial, financial and technological resources of Mirant.

Mirant controls us and its interests may come into conflict with debt holders.

     We are an indirect wholly owned subsidiary of Mirant, and as such, Mirant controls us. In circumstances involving a conflict of interest between Mirant as our indirect equity owner, on the one hand, and our debt holders as creditors, on the other hand, we cannot assure you that Mirant would not exercise its power to control us in a manner that would benefit Mirant to the detriment of the debt holders.

     For instance, Mirant is currently pursuing a potential strategy to enhance the credit of Mirant Americas Energy Marketing in order to alleviate some of the capital requirements of that entity. While it is not currently expected that such a strategy would have a materially adverse impact on us, it could have adverse effects on us or the interests of our debt holders. One example of such an adverse impact would be that Mirant Americas Energy Marketing could be precluded from entering into certain types of contracts or entering into contracts above/below certain pricing with us or our subsidiaries.

We participate in a cash management program with Mirant, which exposes us to credit risk for the money that is loaned to Mirant on a daily basis.

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. As of February 28, 2002, the amount of cash owed to us from Mirant was $231 million. Our participation in Mirant's cash management program exposes us to Mirant credit risk as subordinated unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements.

     Mirant's senior unsecured debt has a credit rating of Ba1 (non-investment grade) with a negative watch by Moody's, BBB- (investment grade) with a stable outlook by S&P and BBB (investment grade) with a negative watch by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold Mirant's securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances in the future so warrant.

We are exposed to credit risk from third parties under contracts and in market transactions.

     The financial performance of our generating facilities that have power supply agreements is dependent on the continued performance by customers of their obligations under these agreements and, in particular, on the credit quality of the facilities' customers. Our operations are exposed to the risk that counterparties that owe money as a result of market transactions will not perform their obligations. For example, we are currently owed significant past due revenues from the California PX and the CAISO as a result of the failure of Pacific Gas and Electric Company and Southern California Edison to perform their obligations to the California PX and CAISO. On April 6, 2001, Pacific Gas and Electric Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On September 20, 2001, Pacific Gas and Electric Company filed a proposed plan of reorganization with the bankruptcy court which provides for its largest unsecured creditors to receive 60% of their allowed claims in cash and the remaining amounts to be paid in negotiable debt with terms of ten to thirty years.

     On October 2, 2001, the California Public Utilities Commission and Southern California Edison announced a settlement of Southern California Edison's filed rate doctrine lawsuit, which is pending in federal district court in Los Angeles. The terms of the proposed settlement provide that Southern California Edison will fully repay what the settlement agreement calls "Procurement Related Liabilities" by the end of 2005. Although the proposed settlement agreement purports to provide for the payment of all Procurement Related Liabilities, which includes $920,000,000 owed to the California PX and the CAISO (a portion of which is owed to us), there is no specific information about when any particular creditor or class of creditors can expect repayment. The impact of the proposed settlement agreement on us remains uncertain, but could include delayed payment, extended litigation, or discriminatory treatment in the repayment process.

     A facility's financial results may be materially adversely affected if any one customer fails to fulfill its contractual obligations and we are unable to find other customers to produce the same level of profitability. As a result of the failure of a major customer to meet its contractual obligations, we may be unable to repay obligations under our debt agreements. As of December 31, 2001, the DWR, Mirant and Mirant Potomac River, a direct wholly owned subsidiary of Mirant owed us $338 million (includes accounts receivable and open contract positions), $253 million and $152 million, respectively, each representing more than 10% our total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for net risk management and derivative hedging activities.

Our operations and activities are subject to extensive environmental regulation and permitting requirements and could be adversely affected by our future inability to comply with environmental laws and requirements or changes in environmental laws and requirements.

     Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with conditions established by our operating permits. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emission fees. We may also be exposed to compliance risks from new projects, as well as from plants we have acquired. Although we have budgeted for significant expenditures to comply with these requirements, we may incur significant additional costs if actual expenditures are greater than budgeted amounts. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by us subject to environmental regulation, we expect our environmental expenditures to be substantial in the future. The scope and extent of new environmental regulations, including their effect on our operations, is unclear; however, our business, operations and financial condition could be adversely affected by this trend.

     We may not be able to obtain from time to time all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with any required environmental regulatory approvals, the operation of our generating facilities or the sale of electricity to third parties could be prevented or become subject to additional costs. We are generally responsible for all on-site environmental liabilities. Unless our contracts with customers expressly permit us to pass through increased costs attributable to new statutes, rules and regulations, we may not be able to recover capital costs of complying with new environmental regulations, which may adversely affect our profitability.

Our business is subject to complex government regulations and changes in these regulations or in their implementation may affect the costs of operating our facilities or our ability to operate our facilities, which may negatively impact our results of operations.

     Currently, our facilities are exempt wholesale generators that sell electricity exclusively into the wholesale market. Generally, our exempt wholesale generators are subject to regulation by the FERC regarding rate matters and state public utility commissions regarding non-rate matters. The majority of our generation from exempt wholesale generators is sold at market prices under market rate authority exercised by the FERC, although the FERC has the authority to impose "cost of service" rate regulation or other market power mitigation measures if it determines that market pricing is not in the public interest. A loss of our market-based rate authority would prohibit electricity sales at market rates and would require all sales to be cost-based. A loss of our market-based rate authority could severely impair our execution of our business plan and could have a materially negative impact on our business.

     To conduct our business, we must obtain licenses, permits and approvals for our plants. We cannot provide assurance that we will be able to obtain and comply with all necessary licenses, permits and approvals for our plants. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

     The United States Congress is considering legislation that would repeal PURPA entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also repeal PUHCA. In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution would likely increase.

     Repeal of PURPA or PUHCA may or may not be part of comprehensive legislation to restructure the electric utility industry, allow retail competition and deregulate most electric rates. We cannot predict the effect of this type of legislation, although we anticipate that any legislation would result in increased competition. If we were unable to compete in an increasingly competitive environment, our business and results of operation may suffer.

      We cannot predict whether the federal government, state legislatures or foreign governments will adopt legislation relating to the deregulation of the energy industry. We cannot provide assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on our business, results of operations or financial condition.

Changes in technology may significantly impact our business by making our power plants less competitive.

     A basic premise of our business is that generating power at central plants achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in technology will reduce the cost of alternate methods of electricity production to levels that are equal to or below that of most central station electric production. If this happens, the value of our power plants may be significantly impaired.

         .
Item 8.  Financial Statements and Supplementary Data

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement schedules and Reports on Form 8-K

(a) (1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

(a)  (3) Exhibit Index

Exhibit No.        Exhibit Name
----------         ------------
1.1*               Purchase  Agreement,  dated as of April 26, 2001,  among Mirant Americas  Generation Inc.
                   (the  "Company")  and Lehman  Brothers  Inc.,  Credit  Suisse First  Boston  Corporation,
                   Deutsche  Banc Alex.  Brown Inc. and Wachovia  Securities,  Inc. as "Initial  Purchasers"
                   (designated  in Mirant  Americas  Generation,  Inc.  Registration  Statement on Form S-4,
                   Registration No. 333-63240 as Exhibit 1.1)
3.1*               Certificate of Formation for Mirant Americas Generation, LLC,
                   filed with the Delaware Secretary of State on November 1,
                   2001(designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.1)
3.2*               Limited Liability Company Agreement for Mirant Americas Generation, LLC dated October
                   31, 2001 (designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended
                   September 30, 2001 as Exhibit 3.2)
4.1*               Indenture between the Company and Bankers Trust Company, as Trustee, relating to the
                   Notes (designated in Mirant Americas Generation, Inc. Registration Statement on Form
                   S-4, Registration No. 333-63240 as Exhibit 4.1)
4.2*               First Supplemental Indenture (designated in Mirant Americas Generation, Inc.
                   Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 4.2)
4.3*               Second Supplemental Indenture (designated in Mirant Americas Generation, Inc.
                   Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 4.3)
4.4*               Third Supplemental Indenture (designated in Mirant Americas Generation, Inc.
                   Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 4.4)
4.5*               Form of Notes (included in Exhibits 4.2, 4.3, and 4.4) (designated in Mirant Americas
                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 4.5)
4.6*               Registration Rights Agreement, dated as of May 1, 2001, among the Company and the
                   Initial Purchasers (designated in Mirant Americas Generation, Inc. Registration
                   Statement on Form S-4, Registration No. 333-63240 as Exhibit 4.6)
10.1*              Form of Administrative Services Agreement (designated in Mirant Americas Generation,
                   Inc. Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 10.1)
10.2*              Amended and Restated Services and Risk Management Agreement between Mirant Americas
                   Energy Marketing, LP and Mirant Chalk Point, LLC (designated in Mirant Americas
                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 10.2)
10.3*              Amended and Restated Services and Risk Management Agreement between Mirant Americas
                   Energy Marketing, LP and Mirant Peaker, LLC (designated in Mirant Americas Generation,
                   Inc. Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 10.3)
10.4*              Amended and Restated Services and Risk Management Agreement between Mirant Americas
                   Energy Marketing, LP and Mirant Potomac River, LLC (designated in Mirant Americas
                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 10.4)
10.5*              Amended and Restated Services and Risk Management Agreement between Mirant Americas
                   Energy Marketing, LP and Mirant Mid-Atlantic, LLC (designated in Mirant Americas

                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 10.5)
10.6*              Services and Risk Management Agreement among Mirant Americas Energy Marketing, LP,
                   Mirant Canal, LLC and Mirant Kendall LLC (designated in Mirant Americas Generation, Inc.
                   Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 10.6)
10.7*              Services and Risk Management Agreement among Mirant Americas Energy Marketing, LP,
                   Mirant Bowline, LLC, Mirant Lovett LLC and Mirant Ny-Gen, LLC (designated in Mirant
                   Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240
                   as Exhibit 10.7)
10.8*              Services and Risk Management Agreement among Mirant Americas Energy Marketing, LP,
                   Mirant Delta, LLC and Mirant Potrero, LLC (designated in Mirant Americas Generation,
                   Inc. Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 10.8)
10.9*              First Amendment to Service and Risk Management Agreement among Mirant Americas Energy
                   Marketing, LP, Mirant Delta, LLC and Mirant Potrero, LLC (designated in Mirant Americas
                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 10.9)
10.10*             Form of Southern Energy Employee Stock Purchase Plan  (designated in Mirant
                   Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit
                   10.9)
10.11*             Form of Southern Energy Omnibus Incentive Compensation Plan (designated in Mirant
                   Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit
                   10.11)
12.1*              Statement regarding ratio of earnings to fixed charges (designated in Mirant Americas
                   Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as
                   Exhibit 4.4)


* Asterisk indicates exhibits incorporated by reference.

(b)      Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated October 3, 2001. Items 5 and 7 were reported and no financial statements were filed.

                          INDEX TO FINANCIAL STATEMENTS

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

                                                                         Page
                                                                         -----
Report of Independent Public Accountants.............................     F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.........     F-3
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999...................................     F-5
Consolidated Statements of Member's Equity for the
  Years Ended December 31, 2001, 2000 and 1999.......................     F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999...................................     F-7
Notes to Consolidated Financial Statements...........................     F-8

                    Report of Independent Public Accountants

To Mirant Americas Generation, LLC:

     We have audited the accompanying consolidated balance sheets of MIRANT AMERICAS GENERATION, LLC (a Delaware limited liability company, formerly Mirant Americas Generation, Inc. and Southern Energy North America Generating, Inc.) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, member's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirant Americas Generation, LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, Mirant Americas Generation, LLC and subsidiaries changed their method of accounting for derivative and hedging instruments.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 22, 2002

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                  (In Millions)

ASSETS:                                                                                2001                  2000
                                                                                ------------------  ---------------------
Current Assets:
Cash and cash equivalents (Note 1)                                                $    15                $    83
Receivables:
  Customer accounts                                                                    14                     24
  Affiliates, less provision for uncollectibles
    of $123 and $50 for 2001 and 2000, respectively                                   282                    599
  Notes receivable from affiliates (Note 4)                                           253                     48
Assets from risk management activities (Notes 1 and 7)                                125                      -
Derivative hedging instruments (Notes 1, 2 and 7)                                     296                      -
Fuel stock (Note 1)                                                                    87                     50
Materials and supplies (Note 1)                                                        67                     79
Deferred income taxes (Note 6)                                                        102                     78
Prepayments                                                                           200                     70
Other                                                                                  62                      6
                                                                                ------------------  ---------------------
    Total current assets                                                            1,503                  1,037
                                                                                ------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment (Notes 1 and 3)                                       2,774                  2,572
Less accumulated provision for depreciation                                          (202)                   (92)
                                                                                ------------------  ---------------------
                                                                                    2,572                  2,480
Construction work in progress                                                         462                    218
                                                                                ------------------  ---------------------
    Total property, plant and equipment, net                                        3,034                  2,698
                                                                                ------------------  ---------------------

Noncurrent Assets:
Notes receivable from affiliates (Note 4)                                             223                    223
Goodwill, net of accumulated amortization
    of $57 and $17 for 2001 and 2000, respectively (Note 1)                         1,377                  1,555
Other intangible assets, net of accumulated amortization
    of $57 and $34 for 2001 and 2000, respectively (Note 1)                           742                    635
Assets from risk management activities (Notes 1 and 7)                                  8                      -
Derivative hedging instruments (Notes 1, 2 and 7)                                      99                      -
Other, less provision for uncollectibles of $43 and
    $ 0 for 2001 and 2000, respectively (Note 8)                                       51                     23
                                                                                ------------------  ---------------------
    Total noncurrent assets                                                         2,500                  2,436
                                                                                ------------------  ---------------------
    Total assets                                                                  $ 7,037                $ 6,171
                                                                                ==================  =====================





     The accompanying notes are an integral part of these consolidated balance sheets.


                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                  (In Millions)

LIABILITIES AND MEMBER'S EQUITY:                                                      2001                2000
                                                                                ------------------  ---------------------
Current Liabilities:
Accounts payable                                                                    $   124            $     89
Payable to affiliates (Note 4)                                                          167                 496
Notes payable                                                                             -                 945
Notes payable to affiliates (Note 4)                                                    333                   -
Liabilities from risk management activities (Notes 1 and 7)                             141                   -
Derivative hedging instruments (Note 1, 2 and 7)                                        252                   -
Revenues subject to refund (Note 8)                                                     243                 150
Other                                                                                    58                  59
                                                                                ------------------  ---------------------
    Total current liabilities                                                         1,318               1,739
                                                                                ------------------  ---------------------

Noncurrent Liabilities:
Notes payable (Note 5)                                                                2,567               1,450
Deferred income taxes (Note 6)                                                          157                 175
Liabilities from risk management activities (Notes 1 and 7)                               9                   -
Derivative hedging instruments (Notes 1, 2 and 7)                                        54                   -
Other                                                                                     7                   5
                                                                                ------------------  ---------------------
    Total noncurrent liabilities                                                      2,794               1,630
                                                                                ------------------  ---------------------

Commitments and Contingent Matters (Note 8)

Member's Equity:
Member's interest                                                                     2,969               2,820
Deferred contract with affiliate (Note 4)                                               (91)                  -
Retained earnings (accumulated deficit)                                                 108                 (18)
Accumulated other comprehensive loss (Note 2)                                           (61)                  -
                                                                                ------------------  ---------------------
    Total member's equity                                                             2,925               2,802
                                                                                ------------------  ---------------------
    Total liabilities and member's equity                                           $ 7,037            $  6,171
                                                                                ==================  =====================





     The accompanying notes are an integral part of these consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
                                  1999 (In Millions)



                                                              2001         2000          1999
                                                         ------------ ------------ -------------
Operating Revenues                                           $ 5,098      $ 2,283      $    689
                                                         ------------ ------------ -------------

Operating Expenses:
Cost of fuel and electricity                                   3,380        1,358           357
Maintenance (Note 1)                                              96           68            35
Depreciation and amortization                                    173           82            57
Selling, general and administrative                              656          285            70
Taxes other than income taxes                                    104           68            35
Other                                                            236           74            35
                                                         ------------ ------------ -------------
  Total operating expenses                                     4,645        1,935           589
                                                         ------------ ------------ -------------
Operating Income                                                 453          348           100
                                                         ------------ ------------ -------------
Other Income (Expense), net:
Interest income                                                   39            6             5
Interest expense (Note 5)                                       (194)         (99)          (67)
Gain from insurance proceeds                                       9            -            30
Other, net                                                         7            9             -
                                                         ------------ ------------ -------------
  Total other expense, net                                      (139)         (84)          (32)
                                                         ------------ ------------ -------------
Income Before Income Taxes                                       314          264            68
(Benefit from) Provision for
     Income Taxes (Note 6)                                       (33)         106            27
                                                         ------------ ------------ -------------
Net Income                                                   $   347      $   158      $     41
                                                         ============ ============ =============








     The accompanying notes are an integral part of these consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
                                  1999 (In Millions)

                                                                             Retained        Accumulated
                                                            Deferred         Earnings           Other
                                            Member's        Contract       (Accumulated     Comprehensive      Comprehensive
                                            Interest     With Affiliate      Deficit)           Loss               Income
                                          ------------- ----------------- --------------- ------------------ -------------------
Balance, January 1, 1999                    $   275          $   -            $   6           $   -
   Net income                                     -              -               41               -                $  41
                                                                                                             -------------------
   Comprehensive income                                                                                            $  41
                                                                                                             ===================
   Distributions                                  -              -              (42)              -
   Capital contributions                        750              -                -               -
                                          ------------- ----------------- --------------- ------------------
Balance, December 31, 1999                    1,025              -                5               -
   Net income                                     -              -              158               -                $ 158
                                                                                                             -------------------
   Comprehensive income                                                                                            $ 158
                                                                                                             ===================
   Distributions                                  -              -             (181)              -
   Capital contributions                      1,795              -                -               -
                                          ------------- ----------------- --------------- ------------------
Balance, December 31, 2000                    2,820              -              (18)              -
   Net income                                     -              -              347               -                $ 347
   Other comprehensive loss                       -              -                -             (61)                 (61)
                                                                                                             -------------------
   Comprehensive income                                                                                            $ 286
                                                                                                             ===================
   Dividends                                      -              -             (221)              -
   Capital contributions                         39              -                -               -
   Capital contribution under
       deferred contract with affiliate         120           (120)               -               -
   Deferred tax liability related to
       deferred contract with affiliate         (10)             -                -               -
   Amortization of deferred contract
       with affiliate                             -             29                -               -
                                          ------------- ----------------- --------------- ------------------
Balance, December 31, 2001                  $ 2,969          $ (91)           $ 108           $ (61)
                                          ============= ================= =============== ==================


     The accompanying notes are an integral part of these consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
                                  1999 (In Millions)

                                                                            2001           2000           1999
                                                                       --------------- -------------- -------------
Cash Flows from Operating Activities:
Net income                                                                $   347        $   158        $   41
                                                                       --------------- -------------- -------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               173             82            57
  Risk management activities, net                                              17              -             -
  Deferred income taxes                                                      (167)           (23)           22
  Deferred contract with affiliate                                             29              -             -
  Other, net                                                                    2              -             -
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Accounts receivable and receivables from affiliates, net                  323           (457)         (141)
    Inventory                                                                 (44)            14           (33)
    Accounts payable and accrued liabilites                                  (123)           462           (10)
    Other, net                                                               (119)             5           (42)
                                                                     --------------- -------------- -------------
      Total adjustments                                                        91             83          (147)
                                                                     --------------- -------------- -------------
      Net cash provided by (used in) operating activities                     438            241          (106)
                                                                     --------------- -------------- -------------

Cash Flows from Investing Activities:
Capital expenditures                                                         (466)          (225)         (232)
Cash paid for acquisitions                                                      -           (917)       (1,343)
Proceeds received from the sale of materials and supplies                      12             18             -
Notes receivable from affiliates, net                                        (205)          (271)            -
Property insurance proceeds                                                    13             27             4
                                                                     --------------- -------------- -------------
      Net cash used in investing activities                                  (646)        (1,368)       (1,571)
                                                                     --------------- -------------- -------------

Cash Flows from Financing Activities:
Capital contributions                                                          39            255           750
Payment of distributions                                                     (221)          (181)          (42)
Proceeds from issuance of debt                                              2,678          1,105         1,290
Repayment of debt                                                          (2,679)             -             -
Proceeds from issuance of debt from affiliate                                 498              -             -
Repayment of debt to affiliate                                               (175)             -          (290)
                                                                     --------------- -------------- -------------
      Net cash provided by financing activities                               140          1,179         1,708
                                                                     --------------- -------------- -------------
Net (Decrease) Increase in Cash and Cash Equivalents                          (68)            52            31
Cash and Cash Equivalents, beginning of year                                   83             31             -
                                                                     --------------- -------------- -------------
Cash and Cash Equivalents, end of year                                    $    15        $    83 $          31
                                                                     =============== ============== =============
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                        $   131        $    89        $    9
                                                                     =============== ============== =============
Cash paid for income taxes, net                                           $   199        $    60        $   13
                                                                     =============== ============== =============
Noncash Financing Activities:
Capital contributions under deferred contract with affiliate              $   120        $     -        $    -
                                                                     =============== ============== =============
Deferred tax liability related to deferred contract with affiliate        $   (10)       $     -        $    -
                                                                     =============== ============== =============
Capital contribution                                                      $     -        $ 1,540        $    -
                                                                     =============== ============== =============
Business Acquisitions:
Fair value of assets acquired                                             $     -        $ 2,591        $1,358
Less cash paid                                                                  -            917         1,343
                                                                     --------------- -------------- -------------
      Liabilities assumed                                                 $     -        $ 1,674        $   15
                                                                     =============== ============== =============


     The accompanying notes are an integral part of these consolidated statements.

                Mirant Americas Generation, LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

1.     Accounting and Reporting Policies

General

     Mirant Americas Generation, LLC (formerly Mirant Americas Generating, Inc. and Southern Energy North America Generating, Inc.) and subsidiaries (collectively, the "Company" or "Mirant Americas Generation") was formed in May 1999. In the same year, all assets and liabilities of Mirant State Line Ventures, Inc. (purchased from Commonwealth Edison in December 1997), Mirant New England Investments, Inc. (purchased from Commonwealth Energy System and Eastern Utilities Associates in December 1998), Mirant New York (purchased from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York in June
1999), Mirant California Investments, Inc., (the assets of which were purchased from Pacific Gas and Electric Company in April 1999), were merged with and into Mirant Americas Generation in a common control reorganization. Mirant Americas Generation is a direct wholly owned subsidiary of Mirant Americas, Inc. ("Mirant Americas") and is an indirect wholly owned subsidiary of Mirant Corporation ("Mirant").

     Mirant Americas Generation is engaged in the development and operation of domestic nonregulated power generation facilities.

Conversion to a Limited Liability Company

     Effective November 1, 2001, the Company changed its form of organization from a corporation to a limited liability company. Therefore, the Company's legal name changed to Mirant Americas Generation, LLC, from Mirant Americas Generation, Inc. (Note 6). Under the terms of its limited liability company agreement, Mirant Americas Generation, LLC will exist indefinitely.

Basis of Presentation

     The consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States ("United States GAAP"). The accompanying financial statements have not been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This pronouncement, under which most rate-regulated United States electric utilities report financial statements, applies to entities that are subject to cost-based rate regulation. By contrast, Mirant Americas Generation's operating subsidiaries are not subject to cost-based rate regulation, and therefore, the provisions of SFAS No. 71 do not apply.

     The financial statements include the accounts of Mirant Americas Generation and its wholly owned subsidiaries. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenues derived from power generation are recognized upon output, product delivery, or satisfaction of specific targets, all as specified by contractual terms. Gains and losses related to financial instruments for hedging activities are recognized in the same period as the settlement of underlying physical transactions. Effective January 1, 2001, pursuant to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," financial instruments that do not meet hedge accounting criteria are accounted for by recording these instruments at fair value upon contract execution. The net changes in their fair values are recognized as operating revenues in the period of change. The unrealized gains and losses are recorded as assets and liabilities from risk management activities in the 2001 consolidated balance sheet.

     Effective August 1, 2001, Mirant Mid-Atlantic, LLC ("Mirant Mid-Atlantic"), an indirect wholly owned subsidiary of Mirant Americas Generation, entered into a fixed rate power purchase agreement with Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing"), an indirect wholly owned subsidiary of Mirant, for Mirant Mid-Atlantic's capacity and energy with pricing favorable to Mirant Mid-Atlantic when compared to projected market prices on the date of the agreement. Mirant Mid-Atlantic reduces its operating revenue recognized under this agreement by the favorable variance, through 2002 based on the proportion of volume delivered to the expected minimum delivery through 2002 (Note 4).

Rental Expense

     Rent expense related to the Company's operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense is included in other operating expenses in the accompanying consolidated statements of income.

Concentration of Revenues and Credit Risk

     Under its agreements with Mirant Americas Energy Marketing, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf. During the year ended December 31, 2001, approximately 62% of the Company's revenues were attributable to sales in the California market, as compared to approximately 60% for the same period in 2000.

     As of December 31, 2001, the California Department of Water Resources ("DWR"), Mirant and Mirant Potomac River, LLC ("Mirant Potomac River"), a direct wholly owned subsidiary of Mirant, owed Mirant Americas Generation $338 million (includes accounts receivable and open contract positions), $253 million and $152 million, respectively, each representing more than 10% of Mirant Americas Generation's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant Americas Generation. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.


Cash and Cash Equivalents

     Mirant Americas Generation considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company participates in Mirant's cash management program whereby any excess funds are transferred to Mirant under a note agreement which is due on demand; any amounts advanced to Mirant under this program are classified as notes receivable from affiliates on the consolidated balance sheet (Note 4).

Fuel Stock and Materials and Supplies

     Fuel stock consists primarily of fuel oil and coal. Mirant Americas Generation's fuel stock and materials and supplies are reflected at the lower of cost or market and are computed on an average cost basis. Fuel stock is removed from the inventory account once used in production; materials and supplies are removed from the account once used for repairs, maintenance or capital projects.

Property, Plant, and Equipment

     Property, plant, and equipment and construction work in progress are recorded at cost to the Company, which includes materials, labor, appropriate administrative and general costs and the interest cost of funding construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property, as defined in the Company's policy, are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts.

     Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using primarily composite straight-line rates (Note 3).

     Upon the retirement or sale of assets, the cost of such assets and the related accumulated depreciation are removed from the balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant Americas Generation take into account the effect of interim retirements.

Long-Lived Assets and Intangibles

     Mirant Americas Generation records goodwill for the difference between the excess of the purchase price over the net of the fair values of the separately identified assets and liabilities. Goodwill is amortized on a straight-line basis over a period between 30 and 40 years. Mirant Americas Generation recognizes specifically identifiable intangibles, such as acquired development rights and certain emission allowances obtained during an asset acquisition, when specific rights and contracts are acquired. These intangibles are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, between 10 and 40 years. Mirant Americas Generation evaluates long-lived assets, such as property, plant and equipment, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment provision is required. Until the assets are disposed of, they are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

     Effective November 1, 2001, Mirant Americas Generation, LLC converted to an limited liability company and from that time onward is treated as a partnership for income tax purposes. As such, Mirant Americas is subject to federal and state taxes based on the income and expenses of the Company and the Company is not subject to federal and state income taxation. However, for those subsidiaries of the Company that are subject to federal and state income taxes, the Company uses the liability method for deferred income taxes for all significant income tax temporary differences in accordance with SFAS No.109, "Accounting for Income Taxes."

Comprehensive Income

     Comprehensive income, which includes net income and unrealized gains and losses on certain derivatives that qualify as cash flow hedges, is presented in the accompanying consolidated statements of member's equity. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Accounting Changes

     Effective January 1, 2001, Mirant Americas Generation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met or the transactions are considered normal purchases and sales under SFAS No. 133. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. The impact of adoption of SFAS No. 133 was immaterial to the Company's income statement (Note 2).

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Management expects the application of the non-amortization provisions of the statement will result in an increase in net income of approximately $41 million in 2002. As of December 31, 2001, Mirant Americas Generation has an unamortized goodwill balance of $1,377 million. Mirant Americas Generation has not finalized the financial statement impact of either pronouncement.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Americas Generation has not yet determined the financial statement impact of this pronouncement.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets (Note 10).

2.  Other Comprehensive Loss

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive loss is set forth in the accompanying consolidated statement of member's equity.

Components of accumulated other comprehensive loss consisted of the following, net of tax (in millions):


    Balance, December 31, 2000                                         $    -

    Other comprehensive loss for the period:
      Transitional adjustment from adoption of SFAS No. 133,
            net of tax effect of $197                                    (298)
      Change in fair value of derivative instruments,
            net of tax effect of $259                                     368
      Reclassification to earnings, net of tax effect of $59              (84)
      Reclassification of deferred taxes due to conversion
            to an LLC                                                     (47)
                                                                         ------
      Other comprehensive loss                                            (61)
                                                                         ------
      Balance, December 31, 2001                                       $  (61)
                                                                         ======


     Mirant Americas Generation estimates that $9 million ($26 million of commodity hedge gains and $17 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of December 31, 2001 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts and interest payments are realized.

     The $61 million in accumulated other comprehensive loss at December 31, 2001 includes $132 million in other comprehensive losses associated with interest rate swap breakage costs and $71 million in other comprehensive gains associated with commodity price risk management hedges.

3.    Property, Plant and Equipment

    Property, plant and equipment consisted of the following at December 31, 2001 and 2000 (in millions):

                                                    2001      2000
                                                   ------     ------
           Production...........................  $ 2,657   $ 2,452
           Land.................................      117       120
                                                    -----    ------
                                                  $ 2,774   $ 2,572
                                                   =======   =======

     Production assets are depreciated on a straight-line basis over a period of 10 to 42 years.

     Mirant Americas Generation capitalizes interest on capital invested in projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Costs." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant (Note 5).

 4.    Related Party Transactions

Services

     The Company has agreements with Mirant Americas Energy Marketing for the marketing and scheduling of the energy and energy-related services at each of the Mid-Atlantic, New York, California and New England facilities. Additionally, the Company has entered into agreements with Mirant Americas Energy Marketing to fulfill the majority of the fuel requirements at each of these facilities. The agreements provide that Mirant Americas Energy Marketing will pay Mirant Americas Generation for the actual price received by Mirant Americas Energy Marketing from third parties for the available capacity, energy and ancillary services produced by Mirant Americas Generation or, in the event such energy and ancillary services are used to supply Mirant Americas Energy Marketing's obligations under the Potomac Electric Power Company ("PEPCO") transition power agreements, market prices. However, effective August 1, 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option (see below).

     Mirant Americas Energy Marketing is entitled to a bonus if the revenues received exceed the costs payable to Mirant Americas Energy Marketing, which do not include operation and maintenance expense and lease payments, ("net revenue") by a specified amount. Mirant Americas Generation retains all net revenues up to a specified threshold, and amounts in excess of such threshold are shared between Mirant Americas Generation and Mirant Americas Energy Marketing. The fixed administrative fees and net revenue sharing arrangements for 2001 were as follows:

     o Mid-Atlantic: Mirant Americas Energy Marketing received a fee of $7 million and was entitled to a fee of 50% of the net revenue in excess of $896 million.

     o California: Under amended terms, Mirant Americas Energy Marketing received a fee of $7 million and was entitled to a fee of 75% of the net revenue in excess of $512 million.

     o New England: Mirant Americas Energy Marketing received a fee of $4 million and was entitled to a fee of 50% of the net revenue in excess of $88 million.

     o New York: Mirant Americas Energy Marketing received a fee of $3 million and was entitled to a fee of 50% of the net revenues in excess of $197 million.

     Total administrative service fees paid to Mirant Americas Energy Marketing under the marketing agreements totaled $21 million, $13 million and $17 million for 2001, 2000 and 1999, respectively, and payments made under the revenue sharing arrangements to Mirant Americas Energy Marketing totaled $378 million, $140 million and $0 for 2001, 2000 and 1999, respectively. Amounts paid to Mirant Americas Energy Marketing under the revenue sharing arrangements are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Management believes that the Mirant Americas Energy Marketing agreements provide terms substantially similar to those that would be offered to an independent third party.

     Mirant Americas Energy Marketing charges the Company's subsidiaries, except Mirant Mid-Atlantic (see below) for credit losses associated with market transactions. Accordingly, the Company's subsidiaries retain the risk of collection for amounts due from third parties for transactions entered into by Mirant Americas Energy Marketing in connection with the assets owned and operated by the Company's subsidiaries. Provision for loss is recorded on the Company's books when it is deemed probable that collection will not occur with respect to a specific counterparty receivable. The administrative services and revenue sharing agreements in effect for 2001 will continue in effect for 2002, however, Mirant Americas Energy Marketing and the various Mirant Americas Generation operating subsidiaries are currently negotiating new agreements for 2002 under which Mirant Americas Energy Marketing will continue to market the output and procure fuel, among other services, on behalf of the generation facilities under what is expected to be a cost based arrangement.

     Mirant Services, LLC ("Mirant Services") and Mirant Mid-Atlantic Services, LLC, ("Mid-Atlantic Services") are both subsidiaries of Mirant that are responsible for several general and administrative functions for entities, including Mirant Americas Generation. Mirant Services and Mid-Atlantic Services employ personnel utilized by Mirant Americas Generation and bill Mirant Americas Generation for the full cost of such employees, including salaries, employee benefit plans, payroll taxes and fringe benefits for such employees. During 2001, 2000 and 1999, Mirant Services and Mid-Atlantic Services incurred $140 million, $76 million and $51 million, respectively, on behalf of Mirant Americas Generation and billed these costs to the Company.

Mirant Mid-Atlantic Sales Agreement

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for Mirant Mid-Atlantic's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing had the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities. For 2003 and 2004, Mirant Americas Energy Marketing has the option to purchase up to 100 % (in blocks of 25%) of the total output of the Company's facilities, with no minimum commitment. For 2002, Mirant Americas Energy Marketing has elected to take 100% of the total output of Mirant Mid-Atlantic's facilities. The Company's affiliates, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreements outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, who in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. The total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to member's equity and an offsetting contra equity account on the Company's consolidated balance sheet and statement of member's equity at the inception of the agreements. The Company will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million.

     The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

 Notes Receivable/Payable with Affiliates

         In February 2000, the Company agreed to extend a non-revolving credit facility for construction activities of a separate affiliate of Mirant in Zeeland, Michigan. Principal was due on demand, or if no demand was made, then on February 29, 2004 with 8.51% interest due quarterly, in arrears. As of December 31, 2000, the amount loaned was $7 million. During 2001, the entire principal balance and outstanding accrued interest were repaid and the credit facility was terminated.

     In July 2000, the Company agreed to extend a non-revolving credit facility for construction activities of a separate affiliate of Mirant in Wrightsville, Arkansas ("Wrightsville"). The commitment of $180 million from the Company was to fund certain payments by Wrightsville of industrial development bonds. Principal was due on demand, or if no demand was made, then on June 1, 2003 with 8.51% interest due quarterly, in arrears. As of December 31, 2000, the amount loaned was $41 million. During 2001, the entire principal balance and outstanding accrued interest were repaid and the credit facility was terminated.

     In December 2000, subsidiaries of Mirant borrowed approximately $223 million from the Company in order to finance their acquisitions of generation assets. Principal is due on December 30, 2028 with 10% interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Up to $7.9 million per year may be prepaid at the election of the borrower.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash is transferred to Mirant pursuant to a note agreement which is payable upon demand. These advances, which totaled approximately $253 million, are reflected in current notes receivable from affiliates on the accompanying consolidated balance sheet at December 31, 2001. Similarly, Mirant may advance funds to various subsidiaries for working capital purposes; such advances, which totaled approximately $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying consolidated balance sheet at December 31, 2001. All notes receivable and payable to or from Mirant are due on demand and accrue interest based on the actual return obtained by Mirant on its investments. The repayment of any advances made by Mirant Americas Generation operating subsidiaries to Mirant is subordinate to the repayment and performance of all obligations of Mirant.

     Also included in current notes payable to affiliates at December 31, 2001 are approximately $284 million in advances from Mirant Americas primarily related to various construction projects. These advances are due on demand, accrue interest at 8.7% with interest due monthly, and are unsecured.

Capital Contribution Agreement

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the

Southern Maryland Electric Cooperative combustion turbine) by Mirant Potomac River and Mirant Peaker, respectively, (Note 9) were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic evidenced by notes. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the year ended December 31, 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $25 million.

5.    Debt

     At December 31, 2001 and 2000, Mirant Americas Generation's debt was as follows (in millions):


                                                                2001        2000
                                                                ----        ----
  Senior notes:
       7.625% notes, due 2006........................         $  500     $     -
       7.20% notes, due 2008.........................            300           -
       8.30% notes, due 2011.........................            850           -
       8.50% notes, due 2021.........................            450           -
       9.125% notes, due 2031........................            400           -

  Banking arrangements:
       $1.15 billion revolver (terminated in 2001)                 -       1,150
       $250 million revolver expiring October 2004...             73         250
       $50 million revolver expiring October 2004....              -          50
       $1.02 billion credit facility (terminated in 2001)          -         945
  Unamortized debt discount........................               (6)          -
                                                             ----------  -------
         Total long-term debt........................          2,567       2,395
  Less current maturities............................              -         945
                                                             ----------   ------
         Total                                                $2,567     $ 1,450
                                                             ==========   ======

     As of December 31, 2001, Mirant Americas Generation had two credit facilities, each entered into in October 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2001, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.39%. As of December 31, 2001, there were no borrowings under Credit Facility C. Under each of the credit facilities, Mirant Americas Generation pays interest and facility/commitment fees (0.25% at December 31, 2001) in an amount determined by reference to its then existing credit rating.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of December 31, 2001, there were no events of default under such credit facilities.

     In May 2001, the Company issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning November 1, 2001. The Company may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. In addition, the notes contain various covenants, which, among other things, restrict the amount of additional indebtedness which may be incurred, except in certain circumstances, and impose limitations on asset sales.

     In October 2001, Mirant Americas Generation issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as operating cash flow were used to repay a $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. In addition, the notes contain various covenants, which, among other things, restrict the amount of additional indebtedness which may be incurred, except in certain circumstances, and impose limitations on asset sales. Furthermore, Mirant Americas Generation is obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

     In 2001, 2000 and 1999, the Company incurred $218 million, $109 million and $69 million, respectively, in interest costs of which $24 million, $10 million and $2 million, respectively, was capitalized and included in construction work in progress. The remaining interest was expensed during the year.

     At December 31, 2001, the annual scheduled maturities of debt during the next five years and thereafter were as follows (in millions):

            2002...........              $     -
            2003...........                    -
            2004...........                   73
            2005...........                    -
            2006...........                  500
            Thereafter.....                2,000




6.  Income Taxes

     Details of the income tax provision for the years ended December 31, 2001, 2000, and 1999 are as follows (in millions):


                                                       2001     2000    1999
                                                       ----     ----    ----

   Income tax provision:
   Current provision:
      Federal......................................   $ 114      $126    $ 5
      State........................................      20         3      0
   Deferred  (benefit) provision:
      Federal......................................    (142)      (41)    17
      State........................................     (25)       18      5
                                                    --------------------------
        Total (benefit) provision..................   $ (33)     $106    $27
                                                    ==========================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases that give rise to deferred tax assets and liabilities, prior to any allowable netting of current and noncurrent assets and liabilities are as follows (in millions):

                                                             2001       2000
                                                             ----       ----
    Deferred Tax Liabilities:
    Property and intangibles basis differences           $   (87)   $  (184)
    Derivative hedging instruments............               (50)         0
    Other.....................................               (35)       (22)
                                                         --------    -------
      Total...................................           $  (172)   $  (206)
                                                         ========    =======
    Deferred Tax Assets:
    Revenues subject to refund................           $    99    $    63
    Other.....................................                22         46
                                                         ----------- ----------
      Total...................................               121        109
                                                         --------    --------
      Net deferred tax liabilities............           $   (51)   $   (97)
                                                         ========    ========

     Deferred tax assets and liabilities are recorded by their current and noncurrent classification on the accompanying 2001 consolidated balance sheet, with $4 million of deferred tax assets included in other noncurrent assets.

     A reconciliation of the Company's federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2001, 2000, and 1999, is as follows:

                                                                                     2001     2000     1999
                                                                                     ----     ----     ----

   Statutory federal income tax rate............................................     35.0%    35.0%    35.0%
   State income tax, net of federal benefit.....................................      5.2      5.2      4.4
   Reversal of deferred taxes upon conversion to LLC............................    (51.5)       -        -
   Tax effect of net income of LLCs not subject federal and state tax...........     (3.8)       -        -
   Amortization of nondeductible goodwill.......................................      4.1        -        -
   Other........................................................................      0.5        -      0.3
                                                                                 -----------------------------

   Effective income tax rate....................................................   (10.5)%    40.2%    39.7%
                                                                                 =============================

     During 2001, Mirant Americas Generation, LLC and one of its wholly owned subsidiaries changed their form of organization from corporations to limited liability companies. As a result of these changes in organizational structure, Mirant Americas Generation recognized approximately $162 million in tax benefit related to the reversal of deferred tax expenses, which had previously been recognized, for which the Company will no longer be directly obligated in accordance with SFAS No.109. This benefit is reflected in the provision for income taxes on the accompanying consolidated statement of income for the year ended December 31, 2001. Furthermore, in connection with the change in form of organization, Mirant Americas Generation eliminated approximately $47 million in deferred tax effects, related to derivative hedging instruments.

     The Company and the other subsidiaries of Mirant will file a consolidated federal income tax return with Southern Company ("Southern"), the former parent of Mirant, for a portion of 2001, and has filed an income tax return with Southern for all of 2000 and 1999. Under the joint income tax agreement with Southern, each entity's current and deferred tax expense is computed on a stand-alone basis. Under this agreement, the Company made tax payments to Southern in excess of refunds received of approximately $47 million, $60 million, $11 million during 2001, 2000 and 1999, respectively. For the remaining portion of 2001, the Company will file a consolidated income tax return with other subsidiaries of Mirant. The Company made tax payments to Mirant in excess of refunds received of approximately $152 million during 2001.

7.    Financial Instruments

Derivative Hedging Instruments

     Mirant Americas Generation uses derivative instruments to manage exposures arising in connection with commodity prices and interest rates. Mirant Americas Generation's objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During 2001, $152 million of net pre-tax derivative gains were reclassified to operating income and $9 million of pre-tax losses were reclassified to interest expense. The derivative gains and losses reclassified to earnings, combined with the settlement of the underlying physical transactions together represent the Company's net commodity revenues and costs. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one location may be used to hedge a risk at a nearby, but different, geographic location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During 2001, $5 million of pre-tax gains arising from hedge ineffectiveness were recognized in other expense, net. At December 31, 2001, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2010.

Commodity Price Hedging

     Mirant Americas Generation enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these derivatives are designated as cash flow hedges the gains and losses are recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At December 31, 2001, Mirant Americas Generation had a net derivative hedging asset of approximately $89 million. The fair value of its commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At December 31, 2001, Mirant Americas Generation had contracts that related to periods through 2010. The net notional amount, or net open position, of the commodity price management assets and liabilities at December 31, 2001 was 0.6 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

Interest Rate Hedging

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant Americas Generation has entered into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments. At December 31, 2001, the Company was not a party to any interest rate swaps.

Risk Management Activities

     Certain financial instruments that Mirant Americas Generation uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. Therefore, the fair value of these financial instruments are included in risk management assets and liabilities in the accompanying consolidated balance sheet at December 31, 2001.

     At December 31, 2001, the Company had contracts that related to periods through 2010. The net notional amount, or net open position, of the risk management assets and liabilities at December 31, 2001 was approximately 0.9 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    The fair values and average values of Mirant Americas Generation's risk management assets and liabilities as of December 31, 2001 are included in the following table (in millions). The average values are based on a quarterly average for 2001.


                                             Risk Management Assets       Risk Management Liabilities
                                          -------------------------------- ----------------------------
                                              Average        Value at        Average      Value at
                                               Value         December 31,     Value       December 31,
                                                                2001                         2001
                                          --------------- ---------------- ----------- ----------------
Energy commodity instruments:
Electricity............................       $    43         $   38          $  19         $    8
Natural gas............................           122             94            180            138
Oil....................................            16              1             17              3
Other..................................             2              -              3              1
                                           --------------- ---------------- ----------- ----------------
  Total................................         $ 183         $  133          $ 219         $  150
                                           =============== ================ =========== ===============

Fair Values

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at market or fair value include receivables, payables, financial instruments used for risk management purposes and variable-rate debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of many of these instruments or their variable interest rates. The fair value of Mirant Americas Generation's senior long-term debt was estimated based on market quotes. As of December 31, 2001, the Company's senior long-term debt, net of discount, had a carrying or notional value of $2,494 million and an estimated fair value of approximately $2,208 million. The fair value of Mirant Americas Generation's long-term notes receivable from affiliates was estimated using discounted cash flow analysis based on current market interest rates for similar types of borrowing arrangements. As of December 31, 2001, the Company's long-term notes receivables from affiliates had a carrying or notional value of $223 million and an estimated fair value of approximately $227 million. At December 31, 2000, the Company long-term notes receivables from affiliates had a carrying value, which approximated its estimated fair value, or $223 million.

 8.    Commitments and Contingent Matters

Litigation

Reliability-Must-Run Agreements: Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric Company ("Pacific Gas and Electric") in April 1999, subject to reliability-must-run ("RMR") agreements. These agreements allow the California Independent System Operator

("CAISO"), under certain conditions, to require certain of Mirant Americas Generation's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric prior to the outcome of a Federal Energy Regulatory Commission ("FERC") proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant Americas Generation by the CAISO under the RMR agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant Americas Generation contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through the final disposition of the appeal. On June 7, 2000, the administrative law judge ("ALJ") presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant Americas Generation appealed the ALJ's decision to the FERC.

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of December 31, 2001 would have been approximately $219 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund.If Mirant Americas Generation is unsuccessful in its appeal, Mirant Americas Generation plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant Americas Generation cannot provide assurance that it will be successful.

Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and
Electric: On January 16 and 17, 2001, Southern California Edison ("SCE") and Pacific Gas and Electric's credit and debt ratings were lowered by Moody's and Standard & Poor's ("S&P") to "non-investment grade" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the California Power Exchange Corporation ("PX") and a $151 million payment due to a qualifying facility. On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant Americas Generation. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant Americas Generation would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years.

California PX Bankruptcy: On March 9, 2001, the California PX filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The PX's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California state government. As of December 31, 2001, the total amount owed to Mirant Americas Generation by the CAISO and the PX was $311 million. The total amount of provisions made during 2000 and 2001 in relation to uncertainties in the California power market was $229 million pre-tax. It is uncertain what effect the PX's bankruptcy will have on the receivables owed to the Company.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant Americas Generation's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers. On May 24, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity. The contract runs from June 1, 2001 to December 31, 2002.

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Courts for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and two wholly owned subsidiaries of the Company , engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. The final outcome of these lawsuits cannot now be determined.

Western Power Markets Investigations: The California Public Utilities Commission ("CPUC"), the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas of several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas Generation's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between Mirant Americas Generation and these agencies regarding the scope of the subpoenas and the confidentiality of the Company's documents. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

State Line: On July 28, 1998, an explosion occurred at the Company's State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant Americas Generation, five of which were filed in Cook County, Illinois. Mirant Americas Generation filed a motion to dismiss the five Cook County cases in 1998 for lack of "in personam" jurisdiction and is in the process of appealing the denial of these motions. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made; however, the Company has significant insurance coverage for losses occurring as a result of the explosion.

Enron Bankruptcy Proceedings: On December 2, 2001, Enron Corporation ("Enron"), along with several of its subsidiaries, filed for bankruptcy. As of December 31, 2001, the total amount owed to Mirant Americas Generation by Enron was approximately $48 million. Mirant Americas Generation has included this amount owed in other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2001, net of a provision for uncollectibles related to these amounts owed of $43 million. Based on this reserve, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

California Price Mitigation and Refund Proceeding: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7 percent. During these emergency hours, the FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001, and will extend until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. Mirant Americas Generation cannot predict how the FERC will rule on any future requests/justifications for prices higher than the mitigated price during future months.

    On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in March 2002 and June 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant subsidiary, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. Mirant Americas Generation cannot predict the outcome of this proceeding. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, Mirant Americas Generation's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, the U.S. Environmental Protection Agency (the "EPA"), issued a request to Mirant Mid-Atlantic for information under the Clean Air Act concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

     The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is judged to not be in compliance, this could require substantial expenditures to bring the Company's power plants into compliance and have a material adverse effect on its financial condition, cash flows and results of operations.

     Asbestos Cases: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO, for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore city and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. Mirant Americas Generation believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, Mirant Americas Generation does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

PEPCO Litigation: On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement the Company made a net cash payment to PEPCO of $26 million.

     In addition to the matters discussed above, Mirant Americas Generation is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position. The Company books estimated losses from contingencies when information available indicates that a loss is probable in accordance with SFAS No. 5, "Accounting for Contingencies."

Maryland Property Tax Proposal

     The Maryland General Assembly is considering legislation proposed by the Governor that could double personal property taxes paid by power plants in the state. Under the proposal, Mirant Mid-Atlantic's personal property tax in Maryland could increase from approximately $30 million to a total of approximately $60 million. The tax increase would be applicable for the fiscal year beginning July 1, 2002. The proposal is currently being discussed and the ultimate outcome is uncertain. The General Assembly is scheduled to approve a budget by April 1, 2002; adjournment is set for April 8, 2002.

Power Marketing and Fuel Supply Agreements

     The Company, through its subsidiaries, is a party to four separate power marketing and fuel purchase arrangements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for marketing and scheduling the majority of the capacity from the Company's Mid-Atlantic, New York, California and New England facilities. Mirant Americas Energy Marketing has no minimum purchase requirements under these agreements. Additionally, the Company has entered into a fuel supply agreement with an independent third party to provide a minimum of 90% of the coal burned at one of the New York facilities through 2007. The Company has entered into a related transportation agreement for that coal through March of 2004. Substantially all of the Company's fuel requirements are fulfilled through these five agreements.

     This supplier and customer concentration could adversely affect the Company's financial position or results of operations should these parties default under the provisions of the agreements.

Construction Related Commitments

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At December 31, 2001, these construction related commitments totaled approximately $395 million.

Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair of certain of its combustion-turbines for combine-cycle generating plants which are in effect through 2012. As of December 31, 2001, the total estimated commitment under all these agreements was approximately $62 million.

Fuel Commitments

     Mirant Americas Generation has commitments under fuel purchase and transportation agreements totaling $121 million at December 31, 2001. These agreements will continue to be in effect through 2007.

Operating Leases

     The Company has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $100 million, and $4 million during the years ended December 31, 2001 and 2000 and were insignificant during the year ended December 31, 1999.

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, Mirant Americas Generation through Mirant Mid-Atlantic entered into a lease transaction for $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The term of each operating lease varies between 28.5 and 33.75 years. The total minimum lease payments for the remaining life of the leases as of December 31, 2001 are approximately $2.9 billion.

     The lease agreements contain some restrictive covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur more than $100 million indebtedness or sublease the facilities unless the Company satisfies various conditions. Mirant Mid-Atlantic does have an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility. Mirant Mid-Atlantic has the right to request the lessor to refinance the lease debt. The refinancing request is subject to meeting numerous conditions, including among other requirements that the refinancing not have a material adverse effect on the lessor. If the refinancing is consummated, the lessor will bear the cost of the refinancing. Upon the event of default by Mirant Mid-Atlantic, the lessors may require a termination value payment as defined in the agreements.

     Mirant Americas Generation has the following annual amounts committed for long-term service agreements, fuel and transportation commitments and operating leases (in millions):


                                Long-Term       Fuel and
      Fiscal Year Ended:         Service      Transportation  Operating
                                Agreements     Commitments      Leases
                               ------------  ---------------  ----------
      2002....................    $ 10            $  19        $   173
      2003....................      10               19            154
      2004....................      10               20            124
      2005....................       8               20            119
      2006....................       3               20            108
      Thereafter..............      21               23          2,268
                               -------------  ------------    -----------
        Total minimum payments    $ 62            $ 121        $ 2,946
                               ============   ============    ===========

Labor Subject to Collective Bargaining Agreements

     At its Midwest business unit, Mirant Americas Generation has a labor contract with the United Steel Workers that extends to January 1, 2004 and involves 91 employees at the State Line facility in Indiana. These union employees represent approximately 75% of the facilities' total personnel.

     At its Mid-Atlantic facilities located in Washington D.C., Maryland and Virginia, Mirant Americas Generation has a labor contract with the International Brotherhood of Electrical Workers that covers approximately 680 employees, or 70% of Mirant's Mid-Atlantic facilities total personnel. The term of the Agreement extends to May 31, 2003 and continues for succeeding periods of 12 calendar months each, unless either party, prior to April 1, 2003, or April 1 of any year thereafter, serves written notice of its desire to amend and/or terminate the Agreement as of the following June 1.

     Mirant California has a labor contract with the International Brotherhood of Electrical Workers that extends to October 2004. This contract covers approximately 157 employees, or 75% of Mirant's California total personnel.

     Mirant New York has a labor contract with the International Brotherhood of Electrical Workers that extends to June 2003 and involves approximately 165 employees, or 70% of Mirant's New York total personnel.

     Mirant Kendall, located in Cambridge, MA, has extended its contract with the Utilities Workers' Union of America to March 2003. Mirant Canal, located in Sandwich, MA has a labor contract with the Utilities Workers' Union of America that expires on May 31, 2006. These contracts involve approximately 77% and 61% of each facility's employees, respectively.

Uncertainties Related to Contract Sales

     Certain of the Company's significant power generation facilities are engaged in either Power Purchase Agreements or energy conversion agreements with one or a limited number of entities for a portion of, and in one instance, all of the relevant facility's output over the life of the Power Contract. If the Power Contracts were modified or terminated, the Company may be adversely affected.

9.    Business Developments

Commercial Insurance: The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making property and business interruption insurance coverage less available and more expensive. The September 11, 2001 attacks on the World Trade Center and Pentagon have further weakened the markets' condition. Mirant Americas Generation's deductibles for property insurance have increased from an average of $750,000 per occurrence to $5 million per occurrence, and business interruption deductibles will increase from an average of 45 days per occurrence to 60 days per occurrence. Mirant Americas Generation's maximum exposure for catastrophic events has increased from $10 million to as high as $35 million depending on the values at the site affected. The limits available for such insurance, excluding terrorism and sabotage, have also been reduced but still exceed several hundred million dollars per occurrence. This change in Mirant Americas Generation's insurance took effect on the November 1, 2001 renewal date.

    The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11, 2001 attacks. In response, Mirant Americas Generation has a new program for physical damage and business interruption arising from terrorism or sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.

Acquisition of Generating Business of PEPCO: In December 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, closed the asset purchase of PEPCO's generation assets in Maryland and Virginia. The net purchase price paid for these acquisitions was approximately $2.74 billion, which includes working capital and capital expenditures of approximately $100 million and approximately $1,500 million provided by a leveraged lease transaction. As part of the acquisition, Mirant assumed net liabilities, primarily transition power agreements and obligations under power purchase agreements. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16. The final purchase price allocation with respect to Mirant Americas Generation is as follows (in millions):

  Current assets.................................            $     43
  Property, plant and equipment..................               1,014
  Goodwill and other intangibles.................               1,487
  Deferred tax liability resulting from acquisition              (164)
  Liabilities assumed............................                 (14)
                                                             ---------
      Total purchase price.......................            $  2,366
                                                             =========

    The acquired assets consist primarily of four generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, which provide approximately 5,256 MW of capacity, of which approximately $383 million of the tangible assets related to the Mirant Peaker and Mirant Potomac River assets are owned directly by Mirant. Immediately upon completion of the purchase, Mirant Mid-Atlantic entered into a $1.5 billion long-term leveraged lease transaction with respect to two of the purchased generating facilities. In addition to the electric generating stations, Mirant Americas Generation, through its subsidiaries, acquired three separate coal ash storage facilities, a 51.5-mile oil pipeline and an engineering and maintenance service facility and related assets.

Mirant New York: On June 30, 1999, the Company, through certain of its wholly owned subsidiaries (collectively referred to as Mirant New York), acquired the generating asset business in the state of New York with a total capacity of 1,659 MW, from Orange & Rockland Utilities, Inc. and Consolidated Edison Company of New York for a net purchase price of approximately $476 million, plus an additional $17 million to cover the market value of existing inventories.

Mirant California: On April 16, 1999, the Company, through Mirant California, acquired various generating assets in California with a total capacity of 2,942 MW from Pacific Gas and Electric Company for $801 million plus $39 million for fuel inventory, capital expenditures and property taxes.

Mirant Texas: Units 1 and 2 of the Company's 308 MW gas-fired peaking-load power plant located in Texas became operational in June 2000. Unit 3, representing an additional 237 MW of gas-fired baseload capacity became operational in June 2001.

Mirant Wisconsin: The Company's 309 MW natural gas or fuel oil-fired peaking-load power plant located in Wisconsin became operational in May 2000.

10.    Subsequent Events

Adoption of New Accounting Standards

     Mirant Americas Generation adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on its consolidated financial statements.

Contribution of Mirant New England, LLC to Mirant Americas Generation

     Effective, January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as a noncash capital contribution of approximately $276 million to Mirant Americas Generation in 2002.

Western Power Markets

Western Power Market Investigations: In January 2002, the California Attorney General's office reportedly stated that it found no evidence of criminal wrongdoing in connection with its Western Power Markets Investigation (Note 8), but that it was planning to file civil suits against the energy generators for unfair trade practices.

California Price Mitigation and Refund Proceeding: On February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the Western power market or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. Mirant cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

New York Property Tax

     On January 29, 2002, Mirant New York won a favorable judgement against the Town of Haverstraw, New York and the Haverstraw Stoney Point School District with regards to the Town's and School District's failure to perform under a previously agreed to property tax agreement. Under the terms of the judgement, Mirant New York is entitled to receive approximately $32 million from the Town and the School District related to over assessed property taxes. The judgement has been appealed by both the Town and the School District. The Company believes it will ultimately prevail in this matter, however, due to the uncertainty related to the ultimate outcome of this matter, the Company has not reflected the potential gain in the accompanying consolidated financial statements.

Capital Contribution of Notes Payable to Affiliate

     In February 2002, Mirant Americas made capital contributions of notes payable by certain operating subsidiaries of the Company in the aggregate amount of $213 million (the balance was $187 million at December 31, 2001) to the Company and in turn, made subsequent capital contributions to the borrowing operating subsidiaries of respective notes payable by such operating subsidiaries. These capital contributions will be reflected in the 2002 consolidated financial statements and will increase the Company's equity.

Sale of State Line (Unaudited)

     In February 2002, the Company announced it had entered into an agreement to sell its State Line generating facility to Dominion Resources for approximately $182 million. The sale is expected to close in the second quarter of 2002 and is not expected to have a material effect on the Company's results of operations.

Western Power Markets (Unaudited)

     On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at FERC against certain sellers of energy under long-term agreements with the California DWR, including Mirant Americas Generation, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was basically forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. The outcome of this proceeding cannot now be determined and any potential losses cannot now be determined. The Company has contracts with the DWR through December 2002.

     On March 1, 2002, SCE paid approximately $870 million to the California PX in satisfaction of all claims of or through the California PX and the CAISO through approximately January 18, 2001. No payment is expected to be made to creditors of the California PX or CAISO until the bankruptcy judge orders such payment. Mirant Americas Generation cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

     On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation and several of its wholly owned California generating subsidiaries) in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform its contingent obligations under the ancillary services contracts. The California Attorney general claims that this alleged behavior violated both the tariff of the California Independent System Operator and, more importantly, California's unfair trade practices statutes. The suit seeks both restitution and penalties in unspecified amounts.

     On March 19, 2002, the California Attorney General filed a complaint with the FERC against certain California generators, including Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation and several of its wholly owned California generating subsidiaries), alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable, along with interest of any such refunded amounts.

Restructuring Charge (Unaudited)

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. The plan outline includes the cancellation of turbine purchases orders, reduced capital spending, severing employees and the potential sale of generation facilities. At this time, the Company cannot assess what impact Mirant's plan will have on the Company's financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.


                                 MIRANT AMERICAS GENERATION, LLC


                                 By      /s/  J. William Holden III
                                    --------------------------------------------
                                         Vice President, Chief Financial
                                           Officer and Treasurer
                                         (Principal Financial Officer)


                                 By      /s/   Stephen G. Gillis
                                    --------------------------------------------
                                         Vice President and Controller
                                         (Principal Accounting Officer)



MIRANT AMERICAS GENERATION, LLC

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below on March 28, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

         Signatures                                  Title
         ----------                                  -----

/s/ Richard J. Pershing      President and Chief Executive Officer and Manager
-----------------------      of Mirant Americas Generation, LLC
Richard J. Pershing          (Principal Executive Officer)

/s/ Stephen G. Gillis        Vice President and Controller of Mirant Americas
---------------------        Generation, LLC
Stephen G. Gillis            (Principal Accounting Officer)

/s/ J. William Holden III    Sr. Vice President, Finance and Accounting and
-------------------------    Manager of Mirant Americas Generation, LLC
J. William Holden III        (Principal Financial Officer)

/s/ Edwin H. Adams           Sr. Vice President, Corporate Development and
------------------           Technology and Manager of Mirant Americas
Edwin H. Adams               Generation, LLC

/s/ Randall E. Harrison      Sr. Vice President, East Region and Manager of
-----------------------      Mirant Americas Generation, LLC
Randall E. Harrison

/s/ Gary J. Morsches         Sr. Vice President, West Region and Manager of
--------------------         Mirant Americas Generation, LLC
Gary J. Morsches

     Supplemental Information to be Furnished with Reports Filed Pursuant to
        Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act


No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Mirant Americas Generation LLC:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Mirant Americas Generation LLC included in this Annual Report on Form 10-K and have issued our report thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 22, 2002

            MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARY COMPANIES

                           SCHEDULE II - VALUATION AND
                     QUALIFYING ACCOUNTS For the Years Ended
                        December 31, 2001, 2000 and 1999
                         (Stated in Millions of Dollars)

                                                           Additions
                                                --------------------------------
                          Balance at Beginning   Charged to   Charged to Other                  Balance at End
  Description                  of Period          Income         Accounts        Deductions       of Period
  ------------            --------------------- ------------ ------------------- ----------- -------------------
  Provision for
    Uncollectible
    accounts (current)
    2001..............         $  50              $ 73            $   -             $ -           $  123
    2000..............             -                50                -               -               50
    1999..............             -                 -                -               -

  Provision for
    Uncollectible
    Accounts (long-term)
    2001..............         $   -              $ 43            $   -             $ -           $   43
    2000..............             -                 -                -               -                -
    1999..............             -                 -                -               -                -
----------

Note 1: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
