Form 10-Q
period 2002-03-31
MIRANT AMERICAS GENERATING LLC
filed 2002-05-13
CIK 1140761

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
                   Period from _____to_____

                         MIRANT AMERICAS GENERATION, LLC
             (Exact name of registrant as specified in its charter)

      Delaware                                     51-0390520
----------------------------------     ----------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia          30338
-------------------------------------------------------- ----------------------
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Registrant meets the conditions set forth in General Instruction H(i)(a) and (b) of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.

                Mirant Americas Generation, LLC and Subsidiaries

                                      INDEX

                  For the Quarterly Period Ended March 31, 2002

                                                                            Page
                                                                          Number
                                                                         ------
DEFINITIONS                                                                  1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                   2
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                         3
         Condensed Consolidated Balance Sheets                               4
         Condensed Consolidated Statements of Member's Equity                6
         Condensed Consolidated Statements of Cash Flows                     7
         Notes to the Condensed Consolidated Financial Statements            8
Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            21
Item 3. Quantitative and Qualitative Disclosures about Market Risk          26

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                   27
Item 2. Changes in Securities and Use of Proceeds                 Inapplicable
Item 3. Defaults Upon Senior Securities                           Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders       Inapplicable
Item 5. Other Information                                         Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                    28
Signatures


                                   DEFINITIONS
TERM                                              MEANING
-----------------------------------------------   --------------------------------------------------------------
CAISO                                             California Independent System Operator
Clean Air Act                                     Clean Air Act Amendments of 1990
CPUC                                              California Public Utilities Commission
DWR                                               California Department of Water Resources
ECSA                                              Energy and Capacity Sales Agreement
Energy Act                                        Energy Policy Act of 1992
EPA                                               U. S. Environmental Protection Agency
FASB                                              Financial Accounting Standards Board
FERC                                              Federal Energy Regulatory Commission
Mirant                                            Mirant Corporation and its subsidiaries
Mirant Americas                                   Mirant Americas, Inc.
Mirant Americas Energy Marketing                  Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation or the Company         Mirant Americas Generation, LLC and its subsidiaries
Mirant Delta                                      Mirant Delta, LLC
Mirant Mid-Atlantic                               Mirant Mid-Atlantic, LLC.
Mirant New England                                Mirant New England, LLC.
Mirant New York                                   Mirant New York, Inc. and Mirant New York Investments,
                                                  Inc., collectively
Mirant Peaker                                     Mirant Peaker, LLC
Mirant Potomac River                              Mirant Potomac River, LLC
Mirant Potrero                                    Mirant Potrero, LLC
Moody's                                           Moody's Investors Service
MW                                                Megawatt
OCI                                               Other Comprehensive Income
Pacific Gas and Electric                          Pacific Gas and Electric Co.
PEPCO                                             Potomac Electric Power Company
PJM                                               PJM Interconnection Market
PX                                                California Power Exchange Corporation
RMR                                               Reliability-Must-Run
SCE                                               Southern California Edison
SEC                                               Securities and Exchange Commission
SFAS                                              Statement of Financial Accounting Standards
State Line                                        State Line Energy, LLC


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant Americas Generation's future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

    Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

o legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;
o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;
o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
o    state, federal and other rate regulations in the United States;
o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;
o    political,  legal and economic  conditions and  developments  in the United
     States;
o    financial market conditions and the results of our financing efforts;
o changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;
o    weather and other natural phenomena;
o performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities;
o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;
o the direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors of Mirant Americas Generation, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;
o the direct or indirect effects on our business of the lowering of our credit rating or the credit ratings of Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant (or actions that may be taken in response to changing credit ratings criteria), including, increased collateral requirements upon Mirant Americas Energy Marketing and Mirant, demands for increased collateral by current counterparties of Mirant Americas Energy Marketing and Mirant, refusal by current or potential counterparties to enter into transactions with us, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on favorable terms; and
o other factors discussed in this Form 10-Q and in other reports (including our annual report on Form 10-K filed March 28, 2002) filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                    For the Three Months
                                                       Ended March 31,
                                                       2002           2001
                                                   ----------      ---------
                                                        (in millions)
Operating Revenues                                     $ 729        $ 1,427
                                                       ------       -------

Cost of fuel, electricity and other products             386          1,014
                                                       ------       -------
Gross Margin                                             343            413
Other Operating Expenses:
Maintenance                                               23             20
Depreciation and amortization                             30             39
Selling, general and administrative                       34            122
Taxes other than income taxes                             23             19
Restructuring charge (Note F)                              3              -
Other                                                     52             62
                                                       ------       -------
Total other operating expenses                           165            262
                                                       ------       -------
Operating Income                                         178            151
                                                       ------       -------
Other Income (Expense), net:
Interest income                                           14             10
Interest expense                                         (63)           (43)
Other, net                                                 1              1
                                                       ------       -------
Total other expense, net                                 (48)           (32)
                                                       ------       -------
Income From Continuing Operations Before
    Income Taxes                                         130            119
Provision for Income Taxes                                44             48
                                                       ------       -------
Income From Continuing Operations                         86             71
                                                       ------       -------
Income from Discontinued Operations,
    net of tax provision of $2 and $4 in 2002
    and 2001, respectively                                 2              6
                                                       ------       -------
Net Income                                             $  88        $    77
                                                       =====        =======






         The accompanying notes are an integral part of these condensed consolidated statements.


                 MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      At March 31,
                                                                          2002      At December 31,
ASSETS:                                                                (Unaudited)       2001
                                                                      ------------  ---------------
Current Assets:                                                              (in millions)
Cash and cash equivalents                                            $      2         $    15
Receivables:
 Customer accounts                                                         14               9
 Affiliates, less provision for uncollectibles
  of $123 and $123 for 2002 and 2001, respectively                        339             282
 Notes receivable from affiliates                                         627             246
Assets from risk management activities (Note E)                            71             125
Derivative hedging instruments (Notes C and E)                            239             296
Fuel stock                                                                 81              87
Materials and supplies                                                     63              63
Deferred income taxes                                                     111             102
Prepayments                                                               160             200
Assets held for sale (Note H)                                             191             200
Other                                                                      34              62
                                                                     --------        --------
Total current assets                                                    1,932           1,687
                                                                     --------        --------

Property, Plant and Equipment:
Property, plant and equipment                                           2,582           2,581
Less accumulated provision for depreciation                              (196)           (176)
                                                                     --------        --------
                                                                        2,386           2,405
Construction work in progress                                             606             454
                                                                     --------        --------
Total property, plant and equipment, net                                2,992           2,859
                                                                     --------        --------

Noncurrent Assets:
Notes receivable from affiliates                                          223             223
Goodwill, net of accumulated amortization
  of $78 and $57 for 2002 and 2001, respectively (Notes A and B)        1,599           1,377
Other intangible assets, net of accumulated amortization
  of $41 and $59 for 2002 and 2001, respectively (Notes A and B)          470             742
Assets from risk management activities (Note E)                            15               8
Derivative hedging instruments (Notes C and E)                            161              99
Other, less provision for uncollectibles of $50 and
  $43 for 2002 and 2001, respectively                                      40              42
                                                                     --------        --------
Total noncurrent assets                                                 2,508           2,491
                                                                     --------        --------
Total assets                                                         $  7,432        $  7,037
                                                                     ========        ========





              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     At March 31,
                                                                         2002      At December 31,
LIABILITIES AND MEMBER'S EQUITY:                                     (Unaudited)        2001
                                                                    ------------  ----------------
Current Liabilities:                                                        (in millions)
Accounts payable                                                     $    151        $    122
Payable to affiliates                                                     131             160
Notes payable to affiliates                                               220             253
Liabilities from risk management activities (Note D)                       82             141
Derivative hedging instruments (Notes C and D)                            197             252
Revenues subject to refund (Note G)                                       273             243
Liabilities held for sale (Note H)                                         25             112
Other                                                                     112              50
                                                                     --------        --------
Total current liabilities                                               1,191           1,333
                                                                     --------        --------
Noncurrent Liabilities:
Notes payable                                                           2,567           2,567
Deferred income taxes                                                     168             142
Liabilities from risk management activities (Note D)                       16               9
Derivative hedging instruments (Notes C and D)                            101              54
Other                                                                       7               7
                                                                     --------        --------
Total noncurrent liabilities                                            2,859           2,779
                                                                     --------        --------
Commitments and Contingent Matters (Note G)

Member's Equity:
Member's interest                                                       3,446           2,969
Deferred contract with affiliate                                          (77)            (91)
Retained earnings                                                          62             108
Accumulated other comprehensive loss                                      (49)            (61)
                                                                     --------        --------
Total member's equity                                                   3,382           2,925
                                                                     --------        --------
Total liabilities and member's equity                                 $ 7,432        $  7,037
                                                                      =======        ========







              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)



                                                                                          Accumulated
                                                         Deferred                            Other
                                          Member's       Contract          Retained       Comprehensive     Comprehensive
                                          Interest     With Affiliate      Earnings           Loss             Income
                                        ------------- ---------------- --------------- ----------------- ------------------
                                                                         (in millions)
Balance, December 31, 2001                 $ 2,969         $ (91)          $ 108            $ (61)
   Net income                                    -             -              88                -              $  88
   Other comprehensive income                    -             -               -               12                 12
                                                                                                               -----
   Comprehensive income                                                                                        $ 100
                                                                                                               =====
   Dividends                                     -             -            (134)               -
   Capital contributions                       514             -               -                -
   Deferred tax liability related to
       reclass of trading and marketing
       rights under SFAS No. 142               (37)            -               -                -
   Amortization of deferred contract
       with affiliate                            -            14               -                -
                                           -------         -----           -----            -----
Balance, March 31, 2002                    $ 3,446         $ (77)          $  62            $ (49)
                                           =======         =====           =====            =====











        The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Three Months
                                                                   Ended March 31,
                                                                2002            2001
                                                               -------         -------
                                                                 (in millions)
Cash Flows from Operating Activities:
Net income                                                     $    88         $    77
                                                               -------         -------
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                       33              41
Risk management activities, net                                     (4)             (9)
Deferred income taxes                                                5            (117)
Deferred contract with affiliate                                    14               -
Restructuring charge                                                 3               -
Changes in certain assets and liabilities, excluding effects from acquisitions:
  Accounts receivable and receivables from affiliates, net          22            (256)
  Inventory                                                          4             (14)
  Other current assets                                              39              21
  Accounts payable and accrued liabilites                          (22)            214
  Accrued taxes                                                      8             141
  Other, net                                                         2              16
                                                               -------         -------
Total adjustments                                                  104              37
                                                               -------         -------
Net cash provided by operating activities                          192             114
                                                               -------         -------

Cash Flows from Investing Activities:
Capital expenditures                                               (78)            (99)
Cash from contribution of Mirant New England, LLC                    7               -
Repayments on notes receivable                                     128               -
Notes receivable from affiliates, net                             (246)            (15)
Property insurance proceeds                                          2               9
                                                               -------         -------
Net cash used in investing activities                             (187)           (105)
                                                               -------         -------
Cash Flows from Financing Activities:
Capital contributions                                               20               5
Payment of dividends                                              (134)            (21)
Proceeds from issuance of debt                                     200               -
Repayment of debt                                                 (200)              -
Proceeds from issuance of debt from affiliate                      128               -
Repayment of debt to affiliate                                     (32)              -
                                                               -------         -------
Net cash used in financing activities                              (18)            (16)
                                                               -------         -------
Net Decrease in Cash and Cash Equivalents                          (13)             (7)
Cash and Cash Equivalents, beginning of period                      15              83
                                                               -------         -------
Cash and Cash Equivalents, end of period                       $     2         $    76
                                                               =======         =======
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized             $     5         $    41
                                                               =======         =======
Cash paid for income taxes, net                                $     -         $    27
                                                               =======         =======
Noncash Financing Activities:
Capital contribution of Mirant New England, LLC                $   275         $     -
                                                               =======         =======


The accompanying notes are an integral part of these condensed consolidated statements.

                 MIRANT AMERICAS GENERATION, LLC AND SUBSIDARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

      Basis of Accounting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's Form 10-K for the year ended December 31, 2001. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior-year amounts have been reclassified to conform with current-year financial statement presentation. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The pronouncement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant Americas Generation adopted these statements on January 1, 2002.

    Upon initial application of SFAS No. 141, Mirant Americas Generation reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. On January 1, 2002, trading rights related to business combinations were reclassified to goodwill as required by the Statement. The reclassification resulted in increased goodwill of $194 million, net of accumulated amortization of $18 million.

    As a result of the adoption of SFAS No. 142, Mirant Americas Generation discontinued amortization of goodwill effective January 1, 2002. During the three months ended March 31, 2002, Mirant Americas Generation completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three months ended March 31, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).

                                                               Net Income
                                                               ----------
        As reported.........................................     $ 77
        Effect of goodwill and trading rights amortization..       10
                                                                 ----
        As adjusted.........................................     $ 87
                                                                 ====

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant Americas Generation adopted SFAS No. 144 January 1, 2002. Prior to SFAS No. 144, the disposition of State Line would not have been classified as a discontinued operation. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the disposition of State Line is now required to be presented as a discontinued operation (Note H).


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

     Concentration of Revenues and Credit Risk. Under its agreements with Mirant Americas Energy Marketing, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf. During the three months ended March 31, 2002, approximately 35% of the Company's revenues were attributable to sales in the California market, as compared to approximately 65% for the same period in 2001.

     As of March 31, 2002, the DWR, Mirant, Mirant Americas, Inc. and Mirant Potomac River, a direct wholly owned subsidiary of Mirant, owed Mirant Americas Generation $245 million (includes accounts receivable and open contract positions), $372 million, $255 million and $156 million, respectively, each representing more than 10% of Mirant Americas Generation's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant Americas Generation. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

    Capitalization of Interest Cost. Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three months ended March 31, 2002 and 2001, the Company incurred $71 million and $47 million, respectively, in interest costs, of which $8 million and $4 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the period.

B.       Goodwill and Other Intangible Assets

    For the three months ended March 31, 2002, Mirant Americas Generation acquired $31 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England to Mirant Americas Generation. No goodwill was impaired or written off in this period. As of March 31, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

     All of Mirant Americas Generation's other intangible assets are subject to amortization. The other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. On January 1, 2002 trading rights related to business combinations were reclassified from other intangible assets to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. Other intangible asset amortization expense for the three months ended March 31, 2002 was $8 million. The components of other intangible assets acquired as part of a business combination or an asset acquisition as of March 31, 2002 and December 31, 2001 were as follows (in millions):



                                      March 31, 2002                           December 31, 2001
                          ---------------------------------------    ------------------------------------
                            Gross Carrying       Accumulated          Gross Carrying      Accumulated
                                Amount           Amortization             Amount          Amortization
                          ------------------- -------------------    ------------------ -----------------
Trading rights                         $ 207              $ (29)                 $ 453            $ (45)
Development rights                       159                 (6)                   199               (9)
Emissions allowances                     131                 (5)                   131                 -
Other intangibles                         14                 (1)                    18               (5)
                          ------------------- -------------------    ------------------ -----------------
Other intangible assets                $ 511              $ (41)                 $ 801            $ (59)
                          =================== ===================    ================== =================

C.       Comprehensive Income/(Loss)

     Other comprehensive income/(loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive income is set forth in the accompanying unaudited condensed consolidated statement of member's equity.

     Components of accumulated other comprehensive income (loss) consisted of the following, net of tax (in millions):


    Balance, December 31, 2001.....................................     $  (61)

    Other comprehensive income for the period:
      Change in fair value of derivative instruments, net of tax
            effect of $(12)........................................     50
      Reclassification to earnings, net of tax effect of $11........   (38)
    Other comprehensive income......................................        12
                                                                        ------
    Balance, March 31, 2002.........................................    $  (49)
                                                                        ======

     The $49 million balance of other comprehensive loss at March 31, 2002 includes the impact of $128 million of interest rate swap breakage costs and $79 million of gains on commodity price hedges.

     Mirant Americas Generation estimates that $41 million ($52 million of commodity hedge gains and $11 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of March 31, 2002 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts and interest payments are realized.

D.   Debt

     As of March 31, 2002, Mirant Americas Generation had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of March 31, 2002, the outstanding borrowings under Credit Facility B were $73 million. As of March 31, 2002, there were no borrowings under Credit Facility C.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

E.       Financial Instruments

Derivative Hedging Instruments

     Mirant Americas Generation uses derivative instruments to manage exposures arising from changes in commodity prices and interest rates. Mirant Americas

Generation's objective for holding derivative instruments are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended March 31, 2002, $53 million of net pre-tax derivative gains were reclassified to operating income and $4 million of pre-tax losses were reclassified to interest expense. The derivative gains and losses reclassified to earnings, combined with the settlement of the underlying physical transactions together represent the Company's net commodity revenues and costs. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one location may be used to hedge a risk at a nearby, but different, geographic location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At March 31, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2010.

Commodity Price Hedging

     Mirant Americas Generation enters into commodity financial instruments and other contracts in order to hedge its exposure to market prices for electricity expected to be produced by its generation assets. These contracts are primarily physical forward sales but may also include options and other financial instruments. Mirant Americas Generation also uses commodity financial instruments and other contracts to hedge its exposure to market prices for natural gas, coal and other fuels expected to be utilized by its generation assets. These contracts primarily include futures, options and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI until the period that they were being used to hedge. The gains and losses are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant Americas Generation had a net derivative hedging asset of approximately $102 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts related to periods through 2006. The net notional amount, or net open position, of the commodity price management assets and liabilities at March 31, 2002 was 2 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which do not meet the definition of a derivative under SFAS No. 133 are not included in hedging instruments on the unaudited condensed consolidated balance sheet.

Interest Rate Hedging

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant Americas Generation has entered into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments. At March 31, 2002, the Company was not a party to any interest rate swaps.

Risk Management Activities

     Certain financial instruments that Mirant Americas Generation uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. Therefore, the fair values of these financial instruments are included in risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheet.

     At March 31, 2002, the Company had contracts that related to periods through 2010. The net notional amount, or net open position, of the risk management assets and liabilities at March 31, 2002 was approximately 1 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    The fair values of Mirant Americas Generation's risk management assets and liabilities as of March 31, 2002 are included in the following table (in millions).

                                                          Risk Management
                                                   ----------------------------
                                                      Assets      Liabilities
          Energy commodity instruments:
          Electricity............................           $24       $ 19
          Natural gas............................            55         74
          Oil....................................             6          5
          Other..................................             1         --
                                                   ------------- --------------
          Total..................................           $86      $  98
                                                   ============= ==============

F.    Business Developments and Related Party Transactions

Power Sales, Fuel Supply and Services Arrangements

      During the three months ended March 31, 2002, the Company incurred approximately $5 million in costs under the arrangements it had with Mirant Americas Energy Marketing as compared to $4 million for the same period in 2001. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Mirant Mid-Atlantic Sales Agreement

      Under the terms of Mirant Mid-Atlantic's fixed rate power purchase agreement (the ECSA) with Mirant Americas Energy Marketing, Mirant Mid-Atlantic supplies all capacity and energy of its facilities to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of the Company's facilities. For 2003 and 2004, Mirant Americas Energy Marketing has the option to purchase up to 100% (in blocks of 25%) of the total output of Mirant Mid-Atlantic's facilities, with no minimum commitment. Mirant Mid-Atlantic's affiliated companies, Mirant Potomac River and Mirant Peaker, have also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreement outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

     At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. At inception, the total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and was reflected as both an addition to members' equity and an offsetting contra equity account on the Company's consolidated balance sheet and statement of member's equity at the inception of the agreements.

     Mirant Mid-Atlantic will reduce future operating revenue recognized under these agreements by the remaining favorable pricing variance of $70 million, at March 31, 2002, through the end of 2002, based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the three months ended March 31, 2002 was $17 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended March 31, 2002 amounted to $14 million.

Contribution of Mirant New England to Mirant Americas Generation

     Effective, January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as a non-cash capital contribution of approximately $275 million to Mirant Americas Generation in 2002. This capital contribution is reflected in the accompanying unaudited condensed consolidated financial statements.

Capital Contribution of Notes Payable to Affiliate

     During the three months ended March 31, 2002, Mirant Americas made capital contributions of notes payable by certain operating subsidiaries of the Company in the aggregate amount of $224 million to the Company and the Company, in turn, made subsequent capital contributions to the borrowing operating subsidiaries of respective notes payable by such operating subsidiaries. These capital contributions are reflected in the accompanying unaudited condensed consolidated financial statements.

Sale of State Line

     In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for $182 million plus an adjustment for working capital. The sale is expected to close in the second quarter of 2002.

Restructuring Charge

     As a result of changing market conditions including constrained access to capital markets, the Enron bankruptcy and Moody's downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. In the first quarter of 2002, the Company recorded a restructuring charge of $3 million (pre-tax).


G.   Commitments and Contingent Matters

Litigation and Other Contingencies

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the outcome of any potential losses from such proceedings.

Western Power Markets Investigations: The CPUC, the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington,

Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas of several of Mirant Americas Generation's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant Americas Generation. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process. In January 2002, the California Attorney General's office reportedly stated that it found no evidence of criminal wrongdoing in connection with its investigation, but that it was planning to file civil suits against the energy generators for unfair trade practices.

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities) in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform its contingent obligations under the ancillary services contracts. The California Attorney general claims that this alleged behavior violated both the tariff of the California Independent System Operator and, more importantly, California's unfair trade practices statutes. The suit seeks both restitution and penalties in unspecified amounts.

     On March 19, 2002, the California Attorney General filed a complaint with the FERC against certain California generators, including Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities), alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest of any such refunded amounts.

Defaults by SCE, and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16 and 17, 2001, the credit and debt ratings of SCE and Pacific Gas and Electric were lowered by Moody's and Standard & Poor's ("S&P") to "junk" status. On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant Americas Generation. As of March 31, 2002, the total amount owed to Mirant Americas Generation by the CAISO and the PX as a result of these defaults was $305 million. During 2000 and 2001, Mirant Americas Generation took provisions in relation to these and other uncertainties arising from the California power markets of $229 million pre-tax.

     On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the California PX ceased operation and filed for bankruptcy protection. Mirant Americas Energy Marketing was appointed as a member of the official Participants Committee in the PX bankruptcy proceeding. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

    On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant Americas Generation. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant Americas Generation would receive, through a combination of cash and negotiable debt, 100% of the amounts owed upon approval of the plan.

    On March 1, 2002, SCE paid approximately $870 million to the California PX in satisfaction of all claims of or through the California PX and the CAISO through approximately January 18, 2001. The PX is not expected to make any payment to Mirant Americas Generation until the bankruptcy judge so orders. The Company cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

Reliability-Must-Run Agreements: Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to reliability-must-run RMR agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant Americas Generation's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant Americas Generation by the CAISO under the RMR agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant Americas Generation contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through the final disposition of the appeal. On June 7, 2000, the administrative law judge ("ALJ") presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant Americas Generation appealed the ALJ's decision to the FERC.

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of March 31, 2002 would have been approximately $240 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant Americas Generation is unsuccessful in its appeal, Mirant Americas Generation plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations.

Western Power Markets Price Mitigation and Refund Proceedings: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and is currently in place until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. A hearing was held in March 2002 and a second hearing is scheduled to be held in August 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of Mirant Americas Generation's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. The Company cannot predict the outcome of this proceeding. If it were required to refund such amounts, Mirant Americas Generation's subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, Mirant Americas Generation's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. The Company cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant Americas Generation's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers. On May 24, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity. Mirant Americas Generation bears the risk of non-payment by the CAISO, the California Power Exchange or the DWR.

     On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at FERC against certain sellers of energy under long-term agreements with the California DWR, including Mirant Americas Generation, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. The Company's contract with the DWR runs through December 31, 2002.

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Court for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta and Mirant Potrero, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant.

A listing of the cases is as follows:

          CAPTION                            DATE FILED                        COURT OF ORIGINAL FILING
     -----------------------------------   -----------------    ----------------------------------------------------
     People of the State of California      January 18, 2001    Superior Court of California - San Francisco County
       v. Dynegy, et al.
     Gordon v. Reliant Energy, Inc., et    November 27, 2000    Superior Court of California - San Diego County
       al.
     Hendricks v. Dynegy Power             November 29, 2000    Superior Court of California - San Diego County
       Marketing, Inc., et al.
     Sweetwater Authority, et al. V.        January 16, 2001    Superior Court of California - San Diego County
       Dynegy, Inc., et al.
     Pier 23 Restaurant v. PG&E Energy      January 24, 2001    Superior Court of California - San Francisco County
       Trading, et al.
     Bustamante, et al. v. Dynegy,            May 2, 2001       Superior Court of California - Los Angeles County
       Inc., et al.

Enron Bankruptcy Proceedings: On December 2, 2001, Enron, along with several of its subsidiaries, filed for bankruptcy. As of March 31, 2002, the total amount owed to Mirant Americas Generation by Enron was approximately $50 million. Based on a reserve recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

State Line: On July 28, 1998, an explosion occurred at the Company's State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant Americas Generation, five of which were filed in Cook County, Illinois. Mirant Americas Generation has settled the claim of one of these plaintiffs, but the settlement agreement still requires court approval. Mirant Americas Generation filed a motion to dismiss the five Cook County cases in 1998 for lack of "in personam" jurisdiction and is in the process of appealing the denial of these motions. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made; however, the Company has significant insurance coverage for losses occurring as a result of the explosion.

PEPCO Asbestos Litigation: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in connection with personal injury lawsuits filed after December 19, 2000, even if PEPCO's exposure arose prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. Mirant Americas Generation believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damage claims are greatly exaggerated. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of the Lovett facility, Orange and Rockland Utilities, alleging violations associated with the operation of Lovett facility prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Lovett facility, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

New York Property Tax: On January 29, 2002, Mirant New York won a favorable judgement against the Town of Haverstraw, New York and the Haverstraw Stoney Point School District with regards to the Town's and School District's failure to perform under a previously agreed to property tax agreement. Under the terms of the judgement, Mirant New York is entitled to receive approximately $32 million from the Town and the School District related to over assessed property taxes. The judgement has been appealed by both the Town and the School District. The Company believes it will ultimately prevail in this matter; however, due to the uncertainty related to the ultimate outcome of this matter, the Company has not recorded the potential income in the accompanying condensed consolidated financial statements.

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

Construction Related Commitments

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At March 31, 2002, these construction related commitments totaled approximately $320 million.

Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair of certain of its combustion-turbines for combine-cycle generating plants which are in effect through 2016. As of March 31, 2002, the total estimated commitment under these agreements was approximately $180 million.

Fuel Commitments

     Mirant Americas Generation has commitments under fuel purchase and transportation agreements totaling $116 million at March 31, 2002. These agreements will continue to be in effect through 2007.

Operating Leases

     The Company has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $25 million for each of the three month periods ended March 31, 2002 and 2001.

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, Mirant Americas Generation, through Mirant Mid-Atlantic, entered into a sale/leaseback transaction for $1.5 billion relating to the Dickerson and Morgantown baseload units and associated property. The term of each operating lease varies between 28.5 and 33.75 years. The total notional minimum lease payments for the remaining life of the leases as of March 31, 2002 are approximately $2.9 billion.

H.  State Line (Discontinued Operations)

     In February 2002, the Company entered into an agreement to sell its State Line generating facility for $182 million plus an adjustment for working capital. This asset is expected to be sold at book value based on the value of the asset at the date of sale. The sale is expected to close in the second quarter of 2002.

     Mirant Americas Generation's results of operations from State Line for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                                          For The Three Months
                                                             Ended March 31,
                                                       -------------------------
                                                               2002         2001
                                                               ----         ----
    Revenue.................................................    $15         $14
    Expense.................................................      9           4
    Impairment loss.........................................      2           0
                                                                ---         ---
    Pre-tax income.........................................       4          10
    Taxes..................................................       2           4
                                                                ---         ---
    Net income.............................................     $ 2         $ 6
                                                                ===         ===

The table below presents the components of State Line's balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2002 and December 31, 2001 (in millions):

                                                     March 31,      December 31,
                                                        2002           2001
                                                    -----------     ------------
          Current Assets:
          Accounts and notes receivable........           $ 5           $  12
          Inventory............................             3               4
          Other......................                       1               0
          Property, plant and equipment........           173             175
          Intangibles..........................             9               9
                                                     --------           -----
             Total current assets held for sale      $    191           $ 200
                                                     ========           =====
          Current Liabilities:
          Taxes and other payables.............      $     10           $  17
          Deferred taxes.......................            15              15
          Other long-term debt.................            --              80
                                                     --------           -----
             Total current liabilities held for
             sale..............................      $     25           $ 112
                                                     ========           =====
I.   Subsequent Events

Western United States Power Markets

    On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities) in San Francisco Superior Court. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file its rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees.

    On April 15, 2002, the California Attorney General filed, in the U.S. District Court for the Northern District of California, a third civil lawsuit against Mirant and several of its wholly owned subsidiaries (including Mirant

Americas Generation entities). The lawsuit alleges that the Company's acquisition and possession of its Potrero and Delta power plants has, and will continue to, substantially lessen competition, all in violation of the Clayton Act and state unfair trade statutes. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties, and attorney fees.

California Rate Payer Litigation:

     On April 23, 2002, a class action law suit was filed on behalf of all customers of electricity distributed into California by the defendants (other than the defendants and their affiliates) by T&E Pastorino Nursery and Pastorino & Son Nursery against several California generators, including Mirant and several of its subsidiaries (including Mirant Americas Generation entities), in the Superior Court for the County of San Mateo, California. The suit is related to events in the California wholesale electricity market occurring over the last three years. The suit alleges that the defendants violated the state unfair trade practices statutes by engaging in unfair, unlawful and deceptive practices and by acquiring generating plants in California that allowed them to exercise market power to withhold capacity and raise prices above competitive levels. The plaintiffs seek restitution, injunctive relief and unspecified compensatory and general damages.

    With respect to each of these lawsuits, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

New England Guarantee

     In April 2002, Mirant Corporation issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Under the agreement, Mirant New England is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. Both the guarantee and the agreement expire in February 2005.

Fuel Purchase Agreement

    In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

Power Sales, Fuel Supply and Services Arrangements

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002; however, the new agreements do not contain any revenue sharing arrangements. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, will pay Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. The new agreements expire December 31, 2002.

                 MIRANT AMERICAS GENERATION, LLC AND SUBSIDARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

     We are an indirect wholly owned subsidiary of Mirant, formed on May 12, 1999, for the purpose of financing, acquiring, owning, operating and maintaining our electric power generating facilities and any others that we may acquire. We currently own or control approximately 12,500 MW of electricity generation capacity, all of which is located in the United States.

     Our generating facilities were either recently acquired in competitive auctions or were developed as greenfield construction projects. Our geographically diversified portfolio of generating assets utilizes a variety of technologies, fuel types and fuel sources and sells its output directly or through Mirant Americas Energy Marketing. Our customers are located near key metropolitan load centers of the United States.

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

Results of Operations

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001
Significant income statement items appropriate for discussion include the following:

                                                          Increase (Decrease)
                                                      --------------------------
                                                      (in millions)

   Operating revenues.................................  $(698)         (49%)
   Cost of fuel, electricity and other products.......   (628)         (62%)
   Other operating expenses
      Depreciation and amortization...................     (9)         (23%)
      Selling, general and administrative.............    (88)         (72%)
      Taxes other than income taxes...................      4           21%
      Other operating.................................    (10)         (16%)
   Interest expense, net..............................     16           48%
   Provision for income taxes.........................     (4)          (8%)

     Operating revenues. Our operating revenues for the three months ended March 31, 2002 were $729 million, a decrease of $698 million from the same period in 2001. This decrease was primarily due to unusually high prices for power in the first quarter of 2001, as compared to decreased market demand and prices for power in the western United States in the first quarter of 2002. In addition, revenues from our Mid-Atlantic operations were higher in 2001 primarily due to higher volumes and prices. This was partially offset by operating revenues related to Mirant New England which were contributed to us in January 2002.

     Cost of fuel, electricity and other products. Our cost of fuel, electricity and other products for the three months ended March 31, 2002 was $386 million, compared to $1.01 billion for the same period in 2001. This decrease was primarily attributable to decreased generation demand and lower prices for natural gas primarily in the western United States in the first quarter of 2002. This was offset somewhat from costs related to Mirant New England which were contributed to us in January 2002.

     Other operating expenses. Our other operating expenses for the three months ended March 31, 2002 were $165 million, a decrease of $97 million from the same period in 2001. The following factors were responsible for the decrease in operating expenses:

o Depreciation and amortization expenses for the three months ended March 31, 2002, were $30 million, compared to $39 million for the same period in 2001. This decrease of $9 million was primarily from the elimination of goodwill amortization from implementation of SFAS No. 141 and SFAS No. 142.

o Selling, general and administrative expenses for the three months ended March 31, 2002, were $34 million, compared to $122 million for the same period in 2001. The majority of the decrease of $88 million resulted from provisions taken in the first quarter of 2001 related to uncertainties in the California power markets.

o Taxes other than income taxes for the three months ended March 31, 2002 were $23 million, compared to $19 million for the same period in 2001. This increase of $4 million is primarily due to higher property taxes resulting from increases in the assessed property values of our generating facilities.

o Other operating expenses for the three months ended March 31, 2002, were $52 million, compared to $62 million for the same period in 2001. This decrease of $10 million resulted primarily from lower labor costs at our generating facilities.

     Interest Expense, net. Interest expense, net for the three months ended March 31, 2002, was $49 million, compared to $33 million for the same period in 2001. The increase of $16 million was primarily due to interest expense on the senior notes which were issued during the second and third quarters of 2001.

     Provision for income taxes. The provision for income taxes for the three months ended March 31, 2002, was $44 million, compared to a provision of $48 million for the same period in 2001. The primary reason for this decrease is that effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by our holding company, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for income tax purposes.

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

Operating Activities. During the three months ended March 31, 2002, we generated net cash from operations of approximately $192 million, compared to $114 million for the same period in 2001. This increase is due to the timing of payments for interest, taxes and affiliated company receivables and payables.

Investing Activities. During the three months ended March 31, 2002, we used $187 million for investment activities compared to $105 million for the same period in 2001. During the three months ended March 31, 2002, our investment activities were primarily attributable to the issuance of loans to affiliates of $246 million, partly offset by repayments of $128 million, and capital expenditures of $78 million. During the three months ended March 31, 2001, our investment activities were primarily attributed to $99 million in capital expenditures.

Financing Activities. During the three months ended March 31, 2002, our financing activities used $18 million in net cash as compared to $16 million during the same period in 2001. During the three months ended March 31, 2002, our financing activities included receipt of $200 million in proceeds from the issuance of debt, $128 million in proceeds from the issuance of debt due from affiliates and capital contributions of $20 million from Mirant Americas. These inflows were mostly offset by repayment of debt of $200 million, repayment of debt to affiliates of $32 million and payment of $134 million in distributions to Mirant Americas. During the three months ended March 31, 2001, our financing activities included $21 million in distributions offset by capital contributions of $5 million from Mirant Americas.

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

     As of March 31, 2002, we had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of March 31, 2002, the outstanding borrowings under Credit Facility B were $73 million. As of March 31, 2002, there were no borrowings under Credit Facility C.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

Mirant Mid-Atlantic Power Sales Agreement

         At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. At inception, the total value to us and our affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and was reflected as both an addition to members' equity and an offsetting contra equity account on our consolidated balance sheet and statement of member's equity at the inception of the agreements.

     Mirant Mid-Atlantic will reduce operating revenue recognized under these agreements by the favorable pricing variance of $70 million, at March 31, 2002, through the end of 2002, based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the three months ended March 31, 2002 was $17 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended March 31, 2002 amounted to $14 million.

Contractual Obligations and Commitments

Risk Management Activities

    Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. The fair values of these instruments are recorded in risk management assets and liabilities on our unaudited condensed consolidated balance sheet at March 31, 2002. At March 31, 2002, the fair value of these instruments was a net liability of approximately $12 million.

Construction Related Commitments

     We have entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At March 31, 2002, these construction related commitments totaled approximately $320 million.

Long-Term Service Agreements

     We have entered into long-term service agreements for the maintenance and repair for certain of its combustion turbines for combined-cycle generating plants which are in effect through 2016. At March 31, 2002, the total estimated commitment under these agreements was approximately $180 million.

Fuel Commitments

     We have commitments under fuel purchase and transportation agreements totaling $116 million at March 31, 2002. These agreements will continue to be in effect through 2007. In addition, in April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of
2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $25 million during each of the three month periods ended March 31, 2002 and 2001.

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, we, through Mirant Mid-Atlantic, entered into a lease transaction for $1.5 billion relating to the Dickerson and Morgantown baseload units and associated property. The term of each operating lease varies between 28.5 and 33.75 years. The total notional minimum lease payments for the life of the leases are approximately $2.9 billion.

Litigation and Other Contingencies

     Reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        California Attorney General Litigation
o Defaults by SCE and Pacific Gas and Electric and the Bankruptcy of Pacific Gas and Electric and the PX
o        Reliability-Must-Run Agreements
o        Western Power Markets Price Mitigation and Refund Proceedings
o        California Rate Payer Litigation
o        Enron Bankruptcy Proceedings
o        State Line
o        PEPCO Asbestos Litigation
o        Environmental Information Requests

Other Contingencies:
o        Western Power Market Investigations
o        DWR Power Purchases

     Additionally, for recent events occurring after March 31, 2002 reference is made to Note I to the financial statements filed as part of this quarterly report on Form 10-Q.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $4 million at March 31, 2002. During the three months ended March 31, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation three times, which falls well within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. Our participation in Mirant's cash management program exposes us to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. The repayments by Mirant of any advances is subordinated to the repayment of the senior obligations of Mirant. Furthermore, Mirant Americas Energy Marketing makes substantially all of our sales on our behalf and collects all cash receipts from sales made on our behalf. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivables at any point in time.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     The following information updates previously reported litigation or sets forth information concerning litigation that has begun subsequent to the filing of our Form 10-K on March 28, 2002. A background for the updates can be found in Notes G and I to the financial statements herein or in our annual report on Form 10-K filed March 28, 2002. With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the outcome of any potential losses from such proceedings.

California Attorney General Litigation: On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities) in San Francisco Superior Court. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing properly to file its rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees.

     On April 15, 2002, the California Attorney General filed in the U.S. District Court for the Northern District of California a third civil lawsuit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities). The lawsuit alleges that the Company's acquisition and possession of its Potrero and Delta power plants has, and will continue to, substantially lessen competition, all in violation of the Clayton Act and state unfair trade practices statutes. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties, and attorney fees.

California Rate Payer Litigation: On April 23, 2002, a class action law suit was filed on behalf of all customers of electricity distributed into California by the defendants (other than the defendants and their affiliates) by T&E Pastorino Nursery and Pastorino & Son Nursery against several California generators, including Mirant and several of its subsidiaries (including Mirant Americas Generation entities), in the Superior Court for the County of San Mateo, California. The suit is related to events in the California wholesale electricity market occurring over the last three years. The suit alleges that the defendants violated the state unfair trade practices statutes by engaging in unfair, unlawful and deceptive practices and by acquiring generating plants in California that allowed them to exercise market power to withhold capacity and raise prices above competitive levels. The plaintiffs seek restitution, injunctive relief and unspecified compensatory and general damages.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

                 None.


(b)      Reports on Form 8-K.


          During the quarter ended March 31, 2002, we filed a Current Report on Form 8-K dated March 11, 2002. Items 5 and 7 were reported and financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT AMERICAS GENERATION, LLC




    By  /s/ Stephen G. Gillis
        ----------------------------------------
          Vice President and Controller
         (Principal Accounting Officer)

                                                       Date: May 13, 2002