Form 10-Q/A
period 2002-03-31
MIRANT AMERICAS GENERATING LLC
filed 2002-12-23
CIK 1140761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____TO_____

                         MIRANT AMERICAS GENERATION, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                                            51-0390520
-------------------------------------------------------------------------------------------------------
 (State or other Jurisdiction of                                      (I.R.S. Employer Identification
  Incorporation or Organization)                                                    No.)

      1155 Perimeter Center West, Suite 100, Atlanta, Georgia                      30338
-------------------------------------------------------------------------------------------------------
              (Address of Principal Executive Offices)                           (Zip Code)


                                         (678) 579-5000
-------------------------------------------------------------------------------------------------------
                    (Registrant's Telephone Number, Including Area Code)

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.
                                       --

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                                                                      Page
                                                                                                    Number
                                                                                                    ------
DEFINITIONS                                                                                              2
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                               3
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
        Condensed Consolidated Statements of Income                                                      4
        Condensed Consolidated Balance Sheets                                                            5
        Condensed Consolidated Statement of Member's Equity                                              7
        Condensed Consolidated Statements of Cash Flows                                                  8
        Notes to the Condensed Consolidated Financial Statements                                         9
        Independent Accountants' Review Report                                                          36
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
          Condition                                                                                     37
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      51
Item 4. Controls and Procedures                                                                         53

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                               54
Item 2. Changes in Securities and Use of Proceeds                                             Inapplicable
Item 3. Defaults Upon Senior Securities                                                       Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                   Inapplicable
Item 5. Other Information                                                                     Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                54
            Signatures
            Certifications

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 13, 2002, to correct accounting and presentation errors primarily related to Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing and netting of derivative hedging instruments. The Company has restated its previously reported financial statements as of and for the three months ended March 31, 2002 by:

        - reducing its originally reported current assets by $108 million, reducing non current assets by $81 million, reducing current liabilities by $102 million, reducing non current liabilities by $82 million and reducing members equity by $5 million as of March 31, 2002;

        - changing its previously reported results of operations for the three months ended March 31, 2002 from originally reported net income of $88 million to net income of $77 million; and

        - reducing reported cash provided from operations by $19 million, increasing cash used in investing activities by $1 million and increasing cash provided from financing activities by $20 million.

     Additional changes have also been made to reflect the corresponding changes that result from the above restatement adjustments and to update the document to the time of filing.

                                   DEFINITIONS

TERM                                                   MEANING
CAISO                                                  California Independent System Operator
Clean Air Act                                          Clean Air Act Amendments of 1990
CPUC                                                   California Public Utilities Commission
DWR                                                    California Department of Water Resources
ECSA                                                   Energy and Capacity Sales Agreement
EITF                                                   Emerging Issues Task Force
Energy Act                                             Energy Policy Act of 1992
EPA                                                    U. S. Environmental Protection Agency
FASB                                                   Financial Accounting Standards Board
FERC                                                   Federal Energy Regulatory Commission
Mirant                                                 Mirant Corporation and its subsidiaries
Mirant Americas                                        Mirant Americas, Inc.
Mirant Americas Energy Marketing                       Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation or the Company              Mirant Americas Generation, LLC and its
                                                       subsidiaries
Mirant Delta                                           Mirant Delta, LLC
Mirant Mid-Atlantic                                    Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York                                        Mirant New York, Inc. and Mirant New York
                                                       Investments, Inc., collectively
Mirant Peaker                                          Mirant Peaker, LLC
Mirant Potomac River                                   Mirant Potomac River, LLC
Mirant Potrero                                         Mirant Potrero, LLC
Moody's                                                Moody's Investors Service
MW                                                     Megawatts
Neenah                                                 Mirant Americas Generation's Neenah generating
                                                       facility
OCI                                                    Other comprehensive income
Pacific Gas and Electric                               Pacific Gas and Electric Co.
PEPCO                                                  Potomac Electric Power Company
PJM                                                    PJM Interconnection Market
PX                                                     California Power Exchange Corporation
RMR                                                    Reliability-Must-Run
SCE                                                    Southern California Edison
SEC                                                    Securities and Exchange Commission
SFAS                                                   Statement of Financial Accounting Standards
State Line                                             State Line Energy, L.L.C

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

   Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

    - legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;
    - the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;
    - our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
    - political, legal and economic conditions and developments and state, federal and other rate regulations in the United States;
    - changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;
    - financial market conditions and the results of our or our affiliates financing efforts or possible future refinancing efforts;
    - changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;
    -   weather and other natural phenomena;
    - developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
    - the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;
    - the direct or indirect effects on our business resulting from the financial difficulties of competitors of Mirant Americas Generation, including, but not limited to, their effects on liquidity in the trading and power industry, and their effects on the capital markets' views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;
    - the direct or indirect effects on our business of a further lowering of our credit rating or the credit ratings of Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant Corporation (or actions we may take in response to changing credit ratings criteria), including, refusal by current or potential counterparties to enter into transactions with us, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on terms favorable to us;
    - the disposition of the pending litigation described in our Form 10-K filed March 28, 2002 and this amended Form 10-Q;
    - the direct or indirect effects of the accounting issues discussed in Note A in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and any additional issues arising from the weakness identified by the internal control and procedures review of Mirant Corporation discussed in Item 4 of this Form 10-Q/A;
    - the direct or indirect ramifications of the results of the reaudits of the 2000 and 2001 financial statements of Mirant Corporation, Mirant Mid-Atlantic and the Company and any restatements that may be required as a result of these reaudits including potential effects on our or our affiliates financing arrangements and possible future refinancing efforts;
    - the direct or indirect effects of informal inquiries by the U.S. Securities & Exchange Commission, the U.S. Department of Justice and the Commodities Futures Trading Commission regarding, among other things, the accounting issues described in Mirant's July 30 and August 14, 2002 press releases and energy trading issues;
    - the direct or indirect effects on our business of our or our subsidiary's failure to timely file our or their Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002;
    - the direct or indirect effects of the change in the way Mirant Mid-Atlantic calculates its fixed charge coverage ratios and any restriction on this subsidiary's ability to pay dividends as a result of this change as discussed in Item 2 of this Form 10-Q; and
    - other factors discussed in this Form 10-Q/A and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002).

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                           2002          2001
                                                         (NOTE A)
                                                        (RESTATED)
                                                        -----------   -----------
                                                              (in millions)
OPERATING REVENUES
Affiliate (Notes A and F)                                    $ 631       $ 1,367
Other                                                           85            60
                                                        -----------   -----------
    Total operating revenues                                   716         1,427
                                                        -----------   -----------

COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS
Affiliate (Note F)                                             351           907
Other                                                           35           107
                                                        -----------   -----------
    Total cost of fuel, electricity and other products         386         1,014
                                                        -----------   -----------
GROSS MARGIN                                                   330           413
                                                        -----------   -----------
OTHER OPERATING EXPENSES:
Maintenance                                                     24            20
Depreciation and amortization                                   30            39
Selling, general and administrative - affiliates
 (Note F)                                                       24            19
Selling, general and administrative - other                     10           103
Taxes other than income taxes                                   23            19
Restructuring charges (Note F)                                   4             -
Other - affiliate                                               22            27
Other                                                           30            35
                                                        -----------   -----------
    Total other operating expenses                             167           262
                                                        -----------   -----------
OPERATING INCOME                                               163           151
                                                        -----------   -----------
OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                    14             8
Interest income - other                                          -             2
Interest expense - affiliates                                   (4)            -
Interest expense - other                                       (55)          (43)
Other, net                                                       1             1
                                                        -----------   -----------
    Total other expense, net                                   (44)          (32)
                                                        -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                               119           119
PROVISION FOR INCOME TAXES                                      44            48
                                                        -----------   -----------
INCOME FROM CONTINUING OPERATIONS                               75            71
                                                        -----------   -----------
INCOME FROM DISCONTINUED OPERATIONS,
    NET OF TAX PROVISION OF $2 AND $4 IN 2002
    AND 2001, RESPECTIVELY                                       2             6
                                                        -----------   -----------
NET INCOME                                                    $ 77          $ 77
                                                        ===========   ===========



                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                                              (NOTE A)
                                                                             (RESTATED)
                                                                            AT MARCH 31,    At December 31,
ASSETS:                                                                         2002              2001
                                                                           ---------------  -----------------
                                                                                     (in millions)
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 2               $ 15
Receivables:
 Customer accounts                                                                     14                  9
 Affiliates, less provision for uncollectibles
   of $123 and $123 for 2002 and 2001, respectively                                   332                282
Notes receivable from affiliates (Note F)                                             627                246
Assets from risk management activities (Note E)                                        71                125
Derivative hedging instruments (Notes C and E)                                        140                296
Fuel stock                                                                             81                 87
Materials and supplies                                                                 63                 63
Deferred income taxes                                                                 111                102
Prepayments                                                                           158                200
Assets held for sale (Note H)                                                         191                200
Other                                                                                  34                 62
                                                                           ---------------  -----------------
  Total current assets                                                              1,824              1,687
                                                                           ---------------  -----------------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                                       2,582              2,581
Less accumulated provision for depreciation                                          (196)              (176)
                                                                           ---------------  -----------------
                                                                                    2,386              2,405
Construction work in progress                                                         607                454
                                                                           ---------------  -----------------
  Total property, plant and equipment, net                                          2,993              2,859
                                                                           ---------------  -----------------

NONCURRENT ASSETS:
Notes receivable from affiliates  (Note F)                                            223                223
Goodwill, net of accumulated amortization
  of $76 and $57 for 2002 and 2001, respectively (Notes A and B)                    1,599              1,377
Other intangible assets, net of accumulated amortization
  of $41 and $59 for 2002 and 2001, respectively (Notes A and B)                      470                742
Assets from risk management activities (Note E)                                        15                  8
Derivative hedging instruments (Notes C and E)                                         79                 99
Other, less provision for uncollectibles of $50 and
    $43 for 2002 and 2001, respectively                                                40                 42
                                                                           ---------------  -----------------
  Total noncurrent assets                                                           2,426              2,491
                                                                           ---------------  -----------------
  Total assets                                                                    $ 7,243            $ 7,037
                                                                           ===============  =================

                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                                              (NOTE A)
                                                                             (RESTATED)
                                                                            AT MARCH 31,    At December 31,
LIABILITIES AND MEMBER'S EQUITY:                                                2002              2001
                                                                           ---------------  -----------------
CURRENT LIABILITIES:                                                                (in millions)
Accounts payable                                                                    $ 151              $ 122
Payable to affiliates                                                                 132                160
Notes payable to affiliates (Note F)                                                  220                253
Liabilities from risk management activities (Note E)                                   82                141
Derivative hedging instruments (Notes C and E)                                         98                252
Revenues subject to refund (Note G)                                                   269                243
Liabilities related to assets held for sale (Note H)                                   25                112
Other                                                                                 112                 50
                                                                           ---------------  -----------------
  Total current liabilities                                                         1,089              1,333
                                                                           ---------------  -----------------

NONCURRENT LIABILITIES:
Notes payable (Note D)                                                              2,567              2,567
Deferred income taxes                                                                 168                142
Liabilities from risk management activities (Note E)                                   16                  9
Derivative hedging instruments (Notes C and E)                                         19                 54
Other                                                                                   7                  7
                                                                           ---------------  -----------------
  Total noncurrent liabilities                                                      2,777              2,779
                                                                           ---------------  -----------------

COMMITMENTS AND CONTINGENT MATTERS (NOTES G AND I)

MEMBER'S EQUITY:
Member's interest                                                                   3,499              2,969
Capital contribution receivable from affiliate pursuant to ECSA (Note F)             (124)               (91)
Retained earnings                                                                      51                108
Accumulated other comprehensive loss                                                  (49)               (61)
                                                                           ---------------  -----------------
  Total member's equity                                                             3,377              2,925
                                                                           ---------------  -----------------

  Total liabilities and member's equity                                           $ 7,243            $ 7,037
                                                                           ===============  =================



                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                                  CAPITAL                           ACCUMULATED
                                                               CONTRIBUTION                            OTHER
                                                MEMBER'S        RECEIVABLE         RETAINED        COMPREHENSIVE       COMPREHENSIVE
                                                INTEREST      FROM AFFILIATE       EARNINGS            LOSS               INCOME
                                              -------------   ----------------  ---------------  ------------------  ---------------
                                                                                 (in millions)
BALANCE, DECEMBER 31, 2001                       $ 2,969           $ (91)            $ 108              $ (61)
   Net income (as restated)                            -               -                77                  -                 $ 77
   Other comprehensive income (Note C)                 -               -                 -                 12                   12
                                                                                                                     ---------------
   Comprehensive income                                                                                                       $ 89
                                                                                                                     ===============
   Dividends                                           -               -              (134)                 -
   Capital contributions - cash                       27               -                 -                  -
   Capital contributions - noncash                   540             (53)                -                  -
   Deferred tax liability related to
       reclass of trading and marketing
       rights under SFAS No. 142                     (37)              -                 -                  -
   Capital contribution received pursuant
       to ECSA (Note F)                                -              20                 -                  -
                                              -------------   ----------------  ---------------  ------------------
BALANCE, MARCH 31, 2002 (AS RESTATED)            $ 3,499          $ (124)            $  51              $ (49)
                                              =============   ================  ===============  ==================




                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                                                                            For the Three Months
                                                                              Ended March 31,
                                                                            2002           2001
                                                                          (NOTE A)
                                                                         (RESTATED)
                                                                        -------------- --------------
                                                                                (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 77           $ 77
                                                                        -------------- --------------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                     33             41
 Risk management activities, net                                                   (4)            (9)
 Deferred income taxes                                                              5           (117)
 Restructuring charge                                                               3              -
 Changes in certain assets and liabilities, excluding effects from acquisitions:
  Accounts receivable - affiliates, net                                             9           (208)
  Accounts receivable - other, net                                                 20            (48)
  Inventory                                                                         4            (14)
  Other current assets                                                             41             21
  Other noncurrent assets                                                           -             15
  Accounts payable and accrued liabilities - affiliates                            (81)          125
  Accounts payable and accrued liabilities - other                                  56            89
  Accrued taxes                                                                     8            141
  Other current liabilities                                                         -              1
  Other noncurrent liabilities                                                      2              -
                                                                        -------------- --------------
   Total adjustments                                                               96             37
                                                                        -------------- --------------
   Net cash provided by operating activities                                      173            114
                                                                        -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (79)           (99)
Cash from contribution of Mirant New England, LLC                                   7              -
Issuance of notes receivable from affiliates                                     (246)           (15)
Repayments on notes receivable from affiliates                                    128              -
Property insurance proceeds                                                         2              9
                                                                        -------------- --------------
   Net cash used in investing activities                                         (188)          (105)
                                                                        -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                              20              5
Payment of dividends                                                             (134)           (21)
Capital contribution received from affiliate pursuant to ECSA (Note F)             20              -
Proceeds from issuance of debt                                                    200              -
Repayment of debt                                                                (200)             -
Proceeds from issuance of notes payable to affiliate                              128              -
Repayment of notes payable to affiliate                                           (32)             -
                                                                        -------------- --------------
   Net cash provided by (used in) financing activities                              2            (16)
                                                                        -------------- --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (13)            (7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     15             83
                                                                        -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 2           $ 76
                                                                        ============== ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                                $ 5           $ 41
                                                                        ============== ==============
Cash paid for income taxes, net                                                   $ -           $ 27
                                                                        ============== ==============
NONCASH FINANCING ACTIVITIES:
Capital contribution of Mirant New England, LLC                                  $270            $ -
                                                                        ============== ==============
Conversion of notes payable to Mirant Americas to equity                         $217            $ -
                                                                        ============== ==============
Capital contribution receivable from affiliate pursuant to ECSA                  $ 53            $ -
                                                                        ============== ==============

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                 MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

A.  ACCOUNTING AND REPORTING POLICIES

GENERAL

    Mirant Americas Generation, LLC (formerly Mirant Americas Generation, Inc. and Southern Energy North America Generating, Inc.) and subsidiaries (collectively, the "Company" or "Mirant Americas Generation") was formed in May 1999. In the same year, all assets and liabilities of Mirant State Line Ventures, Inc. (purchased from Commonwealth Edison in December 1997), Mirant New England Investments, Inc. (purchased from Commonwealth Energy System and Eastern Utilities Associates in December 1998), Mirant New York (purchased from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York in June
1999), Mirant California Investments, Inc., (the assets of which were purchased from Pacific Gas and Electric Company in April 1999), were merged with and into Mirant Americas Generation in a common control reorganization. In 2000, Mirant Mid-Atlantic, LLC, was formed as a subsidiary of Mirant Americas Generation in conjunction with Mirant Corporation's ("Mirant's") planned acquisition of generating assets and other related assets from Potomac Electric Power Company. Mirant Americas Generation is a direct wholly owned subsidiary of Mirant Americas, Inc. ("Mirant Americas") and is an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Essentially all of the Company's operating revenue stems from sales to Mirant Americas Energy Marketing (Note F).

    Mirant Americas Generation is engaged in the development and operation of domestic merchant power generation facilities.

    ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS. The Company has restated its previously reported results of operations for the first quarter of 2002 to net income of $77 million from originally reported net income of $88 million. At March 31, 2002, revenue related to Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a member's equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from Mirant Mid-Atlantic for 2002 to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note E. In addition, Mirant Mid-Atlantic recorded an addition to member's equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when Mirant Mid-Atlantic became committed to provide the additional energy to Mirant Americas Energy Marketing.

    The statement of cash flows has also been restated to reflect amounts received under the ECSA attributable to the capital contribution received as a financing activity, rather than an operating activity.

    In addition, for the three months ended March 31, 2002, the Company recorded adjustments to net income related primarily to a decrease of revenue of approximately $2 million, an increase of maintenance expense of approximately $1 million, an increase of restructuring charges of $1 million, and a decrease of interest expense of $4 million.

    A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                MARCH 31, 2002,
                                                 AS PREVIOUSLY      MARCH 31, 2002,
                                                    REPORTED          AS RESTATED
                                               ------------------- ----------------
    Total current assets....................        $1,932             $1,824
    Noncurrent assets.......................         5,500              5,419
                                                     -----              -----
        Total assets........................        $7,432             $7,243
                                                    ======             ======

    Total current liabilities...............        $1,191             $1,089
    Other liabilities.......................         2,859              2,777
    Member's equity.........................         3,382              3,377
                                                     -----              -----
         Total liabilities and member's
           equity...........................        $7,432             $7,243
                                                    ======             ======

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                MARCH 31, 2002, AS     MARCH 31, 2002,
                                               PREVIOUSLY REPORTED       AS RESTATED
                                               --------------------- ---------------------
    Operating revenues....................              $729                $716
    Cost of fuel, electricity and other
      products............................               386                 386
                                                         ---                 ---
    Gross margin..........................               343                 330
    Other.................................              (255)               (253)
                                                        -----               -----
    Net income............................             $  88               $  77
                                                       =====               =====

    A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):

                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                MARCH 31, 2002, AS     MARCH 31, 2002,
                                               PREVIOUSLY REPORTED       AS RESTATED
                                               --------------------- ---------------------
    Cash flows from operating activities...             $192                  $173
    Cash flows from investing activities...             (187)                 (188)
    Cash flows from financing activities...              (18)                    2
                                                       ------               ------
    Net decrease in cash and cash equivalents           $(13)               $  (13)
                                                        =====               =======


    The Company has engaged KPMG to reaudit the Company's 2000 and 2001 financial statements for two primary reasons: (i) to address accounting errors identified during reviews of Mirant's previously disclosed accounting issues; and (ii) to enable its independent auditors to provide an opinion on the Company's 2000 and 2001 financial statements in accordance with the new accounting standard SFAS No. 144. The effects, if any, of such reaudit on the Company's financial statements cannot be determined. In addition, we are not currently able to assess the impact on the Company of the reaudit of Mirant and the accounting issues at Mirant Americas Energy Marketing in light of the business relationships among the Company, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant Corporation.

    BASIS OF ACCOUNTING. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2000 and 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, for the year ended December 31, 2001. As previously discussed, Mirant has engaged its independent auditors to reaudit its 2000 and 2001 financial statements.

    The results for interim periods are not necessarily indicative of the results for the entire year. Certain prior-year amounts have been reclassified to conform with the current year financial statement presentation.

    Management believes that the accompanying unaudited condensed consolidated financial statements as of March 31, 2002 and for the three months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

    ACCOUNTING CHANGES. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and for business combinations accounted for using the purchase method for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinite-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant Americas Generation adopted these statements on January 1, 2002.

    Upon initial application of SFAS No. 141, Mirant Americas Generation reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill as required by the Statement. The reclassification increased goodwill by $194 million, net of accumulated amortization of $18 million and net of the effect on deferred taxes of the adjustment recorded by our parent of $37 million. Since Mirant Mid-Atlantic is not a taxable entity, all deferred income taxes related to book/tax differences of the assets and liabilities of Mirant Mid-Atlantic are recorded by Mirant Americas. A deferred tax liability was not recognized in the purchase accounting for the non-deductible goodwill attributed to Mirant Mid-Atlantic. A deferred tax liability was recognized for the book/tax basis difference related to the trading rights attributed to Mirant Mid-Atlantic. The reclassification of trading rights to goodwill in connection with the adoption of SFAS No. 142 resulted in the reversal of the deferred tax liability recorded by Mirant Americas. The reduction in the deferred tax liability at Mirant Americas resulted in a reduction in the amount of goodwill attributed to Mirant Mid-Atlantic.

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

                                                         NET INCOME
                                                         ----------
             Net income as reported..................      $    77
             Effect of goodwill and trading rights              10
                                                         ----------
             amortization............................
             Net income as adjusted..................
                                                           $    87
                                                         ==========

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Americas Generation has not yet determined the financial statement impact of this statement.

    In October 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant Americas Generation adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144, the disposition of State Line would not have been classified as a discontinued operation. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the disposition of State Line is now required to be presented as a discontinued operation (Note
H).

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003 and does not believe that it will have a material impact on its financial statements.

      In June 2002, the EITF reached consensus on certain issues related to EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," with the main consensus being that gains and losses on energy trading contracts should be reported net in the statement of income. In October 2002, the Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" resulting in energy-related contracts that are not accounted for pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") such as transportation contracts, storage contracts and tolling agreements, being accounted for as executory contracts using the accrual method of accounting and not at fair value. The consensus reached on EITF Issue 02-3 and the rescission of EITF Issue 98-10 do not impact the Company's financial statements.

     CONCENTRATION OF REVENUES AND CREDIT RISK. Essentially all of the Company's operating revenue stems from sales to Mirant Americas Energy Marketing (Note F). However, under its agreements with Mirant Americas Energy Marketing, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf to third-parties, except for sales under the Mirant Mid-Atlantic ECSA (Note F). During the three months ended March 31, 2002, approximately 16% of the Company's revenues were attributable to sales to the DWR, as compared to approximately 7% for the same period in 2001. In addition, during the three months ended March 31, 2002, approximately 27% of the Company's revenues were attributable to sales to Mirant Americas Energy Marketing through the Company's subsidiary, Mirant Mid-Atlantic under the ECSA, whereby the ultimate credit risk to the Company from these sales is with Mirant Americas Energy Marketing.

      As of March 31, 2002, the DWR (a non-affiliate of Mirant), Mirant, Mirant Americas, Inc., Mirant Americas Energy Marketing and Mirant Potomac River, a direct wholly owned subsidiary of Mirant, owed Mirant Americas Generation $245 million (includes accounts receivable and open contract positions), $372 million, $296 million, $179 million and $156 million, respectively, each representing more than 10% of Mirant Americas Generation's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant Americas Generation. The Mirant exposure is related to participation in Mirant's cash management program by the Company's subsidiaries, including interest, in which the available cash of the Company's subsidiaries is loaned to Mirant on a daily basis (Note F). The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

     CAPITALIZATION OF INTEREST COST. Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three months ended March 31, 2002 and 2001, the Company incurred $67 million and $47 million, respectively, in interest costs, of which $8 million and $4 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the period.

As part of Mirant's restructuring plan announced in March of 2002, the Company suspended construction on several projects and no longer capitalizes interest on these projects.

B.    GOODWILL AND OTHER INTANGIBLE ASSETS

     During the three months ended March 31, 2002, Mirant Americas Generation recorded $31 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation. Subsequent to March 31, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 financial planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of March 31, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

     All of Mirant Americas Generation's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. During the three months ended March 31, 2002, the Company transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three months ended March 31, 2002 was $8 million. The components of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in millions):

                                                       MARCH 31, 2002                                DECEMBER 31, 2001
                                     -----------------------------------------------  ---------------------------------------------
                                         GROSS CARRYING               ACCUMULATED       GROSS CARRYING               ACCUMULATED
                                             AMOUNT                  AMORTIZATION           AMOUNT                  AMORTIZATION
                                     -----------------------------------------------  ---------------------------------------------
Trading rights                             $   207                    $   (29)             $   453                    $   (45)
Development rights                             159                         (6)                 199                         (9)
Emissions allowances                           131                         (5)                 131                          -
Other intangibles                               14                         (1)                  18                         (5)
                                     -----------------------------------------------  ---------------------------------------------
  Total other intangible assets            $   511                    $   (41)             $   801                    $   (59)
                                     ===============================================  =============================================


     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $21 million for the year ended December 31, 2002 and $17 million for each of the following four years.

C.    COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income(loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive income is set forth in the accompanying unaudited condensed consolidated statement of member's equity.

     Components of accumulated other comprehensive loss consisted of the following, net of tax (in millions):

           BALANCE, DECEMBER 31, 2001..........................................  $  (61)

           Other comprehensive income for the period:
             Change in fair value of derivative instruments, net of tax
                   effect of $(12).............................................      50
             Reclassification to earnings, net of tax effect of $11............     (38)
                                                                                 -------
           Other comprehensive income..........................................      12
                                                                                 -------

           BALANCE, MARCH 31, 2002.............................................  $  (49)
                                                                                 =======

     The $49 million balance of accumulated other comprehensive loss at March 31, 2002 includes the impact of $128 million related to interest rate swap breakage costs and $79 million of gains on commodity price management hedges.

     Mirant Americas Generation estimates that $41 million ($52 million of commodity hedge gains and $11 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of March 31, 2002 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts and interest payments are realized.

D.     DEBT

        As of March 31, 2002, Mirant Americas Generation had noncurrent notes payable outstanding of $2.57 billion, including senior notes and bank credit facilities.

      In May 2002, Mirant Americas Generation completed the exchange offer of its $750 million senior unsecured notes issued under Rule 144A of the Securities Act in October of 2001. The notes exchanged included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The Company received no additional proceeds from this exchange and the new notes contain the same terms as the original notes.

      At March 31, 2002, Mirant Americas Generation had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of March 31, 2002, the outstanding borrowings under Credit Facility B were $73 million. As of March 31, 2002, there were no borrowings under Credit Facility C.

      In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

      In July 2002, the Company fully drew the commitments under its two credit facilities. As of September 30, 2002, the outstanding borrowings under Credit Facility B were $250 million at an interest rate of 3.31%, and the outstanding borrowings under Credit Facility C were $50 million at an interest rate of 3.31%. The net proceeds from additional borrowings of approximately $227 million were used primarily to repay $131 million of notes payable to affiliates. The remaining amount is expected to be used for working capital and capital expenditures.

E.    FINANCIAL INSTRUMENTS

DERIVATIVE HEDGING INSTRUMENTS

     Mirant Americas Generation uses derivative instruments to manage exposures arising from changes in commodity prices and interest rates. Mirant Americas Generation's objective for holding derivative instruments is to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures and to provide a measure of stability to the Company's cash flows in a time of volatile changes in commodity prices.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. Amounts reclassified to operating income include commodity net gains and losses from both taxable and non-taxable entities. Taxes are provided on the commodity net gains and losses related to the taxable entities within Mirant Americas Generation. During the three months ended March 31, 2002, $53 million of net pre-tax derivative gains were reclassified to operating income and $4 million of pre-tax losses were reclassified to interest expense.

      The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At March 31, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2010.

COMMODITY PRICE HEDGING

     Mirant Americas Generation enters into commodity financial instruments and other contracts in order to hedge its exposure to market prices for electricity expected to be produced by its generation assets. These contracts are primarily physical forward sales but may also include options and other financial instruments. Mirant Americas Generation also uses commodity financial instruments and other contracts to hedge its exposure to market prices for natural gas, coal and other fuels expected to be utilized by its generation assets. These contracts primarily include futures, options and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI and are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant Americas Generation had a net commodity derivative hedging asset of approximately $102 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts relate to periods through 2006. The net notional amount, or net short position, of the commodity derivative hedging instruments for natural gas, electricity, crude oil and residual fuel at March 31, 2002 was approximately 4 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                                         EQUIVALENT                 AVERAGE
                                                        NOMINAL UNITS                  MEGAWATT-HOURS              DURATION
                                                         LONG (SHORT)                   LONG (SHORT)                (YEARS)
                                                         ------------                   ------------                -------
   Natural gas............................             40 million mmbtu                  4 million                    .86
   Electricity............................             (14) million mwh                 (14) million                 1.09
   Crude oil..............................             0.6 million barrels               0.3 million                  .45
   Residual fuel..........................             9 million barrels                  6 million                  1.05

     Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheets.

INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant Americas Generation from time to time enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments. At March 31, 2002, the Company was not a party to any interest rate swaps.

RISK MANAGEMENT ACTIVITIES

     Certain financial instruments that Mirant Americas Generation uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. Therefore, the fair values of these financial instruments are included in risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. These financial instruments include contracts such as forward contracts, futures contracts, option contracts and financial swap agreements.

     At March 31, 2002, the Company had contracts that related to periods through 2010. The net notional amount, or net short position, of the risk management assets and liabilities at March 31, 2002 was approximately 1 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                                         EQUIVALENT              AVERAGE
                                                              NOMINAL UNITS            MEGAWATT-HOURS           DURATION
                                                              LONG (SHORT)              LONG (SHORT)             (YEARS)
                                                              ------------              ------------             -------
   Natural gas..................................            26 million mmbtu            2.6 million               1.18
   Electricity..................................             (4) million mwh            (4) million               1.96
   Crude oil....................................           0.5 million barrels          0.2 million               1.14
   Residual fuel................................          0.15 million barrels          0.09 million              2.26

     The fair values of Mirant Americas Generation's risk management assets and liabilities as of March 31, 2002 are included in the following table (in millions).

                                                                             RISK MANAGEMENT
                                                                    -------------------------------
                                                                       ASSETS          LIABILITIES
              Energy commodity instruments:
              Electricity..........................................        $ 24           $ 19
              Natural gas..........................................          55             74
              Crude oil............................................           6              5
              Residual fuel........................................           1              -
                                                                           ----         ------
              Total................................................        $ 86           $ 98
                                                                           ====           ====

F.    RELATED PARTY TRANSACTIONS

MID-ATLANTIC SALES AGREEMENT WITH MIRANT AMERICAS ENERGY MARKETING

      Mirant Mid-Atlantic has entered into an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, Mirant Mid-Atlantic supplies all of its capacity and energy of its facilities to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002 and 2003, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of Mirant Mid-Atlantic's facilities. For 2004, Mirant Americas Energy Marketing has the option to purchase up to 100% (in blocks of 25%) of the total output of Mirant Mid-Atlantic's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transitional power agreements with PEPCO under which PEPCO has a similar option to purchase energy with respect to PEPCO's load requirements.

      Prior to August 1, 2001, Mirant Mid-Atlantic sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement the price Mirant Mid-Atlantic received was based on the market price for energy in the PJM market at the time the energy was delivered. Mirant Mid-Atlantic also sold power to Mirant Americas Energy Marketing under fixed price contracts.

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

     At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to Mirant Mid-Atlantic and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what Mirant Mid-Atlantic believed, at the time, to be temporary anomalies in such market prices based on forecasted demand growth and other factors. At inception, the aggregate value to Mirant Mid-Atlantic and its affiliates relating to the favorable pricing variance was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and was reflected as both an addition to member's equity and an offsetting capital contribution receivable pursuant to the ECSA on the Company's consolidated balance sheet and statement of member's equity at the inception of the agreements. At inception, Mirant Mid-Atlantic had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of Mirant Mid-Atlantic's facilities. In January 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the total output of Mirant Mid-Atlantic's facilities. Therefore, the Company has recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment is reflected in the accompanying unaudited condensed consolidated balance sheet and statement of member's equity as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

      The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized and is recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, Mirant Mid-Atlantic received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million relates to the favorable pricing variance over the remaining months of 2002.

      The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market rates at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market rates by approximately $97 million for the three months ended March 31, 2002.

      On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of Mirant Mid-Atlantic's facilities for 2003. The aggregate value to the Company and its affiliates relating to the favorable price variance from this election was approximately $170 million. The amount allocated specifically to Mirant Mid-Atlantic's owned or leased facilities was approximately $120 million. Accordingly, an adjustment of approximately $120 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA will be recorded in the fourth quarter of 2002.

SERVICES AND ADMINISTRATION ARRANGEMENTS

      The Company and its subsidiaries utilize the services of Mirant, Mirant Services and Mirant Americas Energy Marketing. The significant arrangements with these affiliated companies are described below. Management believes that the amounts allocated or charged to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of income as selling, general and administrative expenses - affiliates:

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                              ----------------------------
                                                                                                   2002            2001
                                                                                                   ----            ----
      Management, personnel and services agreement........................................          $ 14            $ 14
      Services agreements.................................................................             5               5
      Other...............................................................................             5               0
                                                                                                   -----           -----
         Total selling, general and administrative expenses - affiliates..................          $ 24            $ 19
                                                                                                   =====           =====

Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

      The total costs incurred under the agreement with Mirant Services for the three months ended March 31, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                       2002            2001
                                                                                       ----            ----
      Selling, general and administrative expense............................           $ 14            $ 14
      Other operating expense................................................             22              27
                                                                                       -----           -----

         Total costs under the Management, Personnel and Services Agreement.            $ 36            $ 41
                                                                                       =====           =====

Services Agreements with Mirant Americas Energy Marketing

      The Company, through its subsidiaries, is a party to separate services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for marketing and scheduling the majority of the capacity from the Company's Mid-Atlantic, New York, California and New England facilities. Mirant Americas Energy Marketing has no minimum purchase requirements under these agreements, except for a commitment with Mirant Mid-Atlantic under its ECSA which runs through the end of 2003 with an option by Mirant Americas Energy Marketing to extend it through 2004.

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002; however, the new agreements do not contain a bonus for Mirant Americas Energy Marketing based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense for the three months ended March 31, 2002 and 2001. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, will pay Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. The new agreements expire December 31, 2002.

      During the three months ended March 31, 2002, the Company incurred approximately $5 million in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $5 million for the same period in 2001. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

      Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with regard to the provision of the residual fuel oil requirements at the Company's Bowline, Lovett, Canal, Chalk Point and certain other facilities. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with these facilities. The Company believes that its fuel price risk can be more effectively managed because the forward fuel oil hedge instruments frequently purchased by the Company typically settle against the New York Harbor index. The new arrangement is expected to lower the working capital requirements for the Company, as Mirant Americas Energy Marketing will now own the majority of fuel oil inventory. Under the new arrangement, the generating facilities will be obligated to purchase residual fuel oil at the index price on the day it is utilized at the facility. Previously, these facilities ordered residual fuel oil at market prices in advance of its use. Fuel will be purchased by the facilities as burned. In July 2002, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both March 31, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

      BORROWER                                                    PRINCIPAL         INTEREST RATE         MATURITY
      --------                                                    ---------         -------------         --------
      Mirant Potomac River..................................        $ 152                10%             12/30/2028
      Mirant Peaker.........................................        $ 71                 10%             12/30/2028

      Mirant Potomac River and Mirant Peaker have a capital contribution agreement with Mirant in which they make quarterly distributions to Mirant of all cash available after taking into consideration projected cash requirements, including mandatory debt service, prepayments permitted under the terms of the notes payable and maintenance reserves.

      Under the capital contribution agreement, the owner lessors, the holders of the lessor notes, and the indenture trustee of Mirant Mid-Atlantic's lease arrangements (Note G) have the ability to enforce the payment terms of the notes receivable.

      Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for the three month periods ended March 31, 2002 and 2001.

     Under Mirant's cash management program, the available cash of the Company's subsidiaries was loaned to Mirant on a daily basis and kept in a Mirant account. Participation in Mirant's cash management program exposed such subsidiaries to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. Repayment by Mirant of any advances under the cash management program was subordinated to the repayment of the senior obligations of Mirant. Furthermore, Mirant Americas Energy Marketing makes substantially all of the Company's sales on the Company's behalf and collects all cash receipts from sales made on the Company's behalf. As such, the Company is also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of the Company's outstanding accounts receivables at any point in time.

     At March 31, 2002, the subsidiaries of the Company had made net advances to Mirant under the cash management agreements totaling $76 million (consisting of approximately $185 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and approximately $109 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand and accrued interest at various rates. Effective February 1, 2002, the interest rate payable on advances from Mirant Mid-Atlantic was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments.

      Effective October 21, 2002, Mirant Mid-Atlantic discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in Mirant Mid-Atlantic's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant. Similarly, effective December 19, 2002, the remaining subsidiaries of the Company that participated in Mirant's cash management program discontinued their participation and commenced the operation of bank deposit and money market accounts in the Company's own name. As of December 19, 2002, the net balance outstanding under the cash management program of approximately $90 million was received by the Company from Mirant.

CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

      Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $270 million, respectively to Mirant Americas Generation in the first quarter of 2002. The assets and liabilities of Mirant New England, LLC are reflected in the accompanying unaudited condensed consolidated financial statements at their historical cost.

      At January 1, 2002, Mirant New England, LLC's significant assets were $7 million of cash, a $255 million note receivable from Mirant Americas, Inc., interest receivable from Mirant Americas, Inc. of $37 million, goodwill of $28 million and other current assets of $28 million. The note receivable is payable on demand and bears interest at 6%, which is payable monthly. Mirant New England, LLC's liabilities consisted primarily of accounts payable of $49 million, deferred tax liabilities of $25 million and other current liabilities of $10 million.

CAPITAL CONTRIBUTION OF NOTES PAYABLE TO AFFILIATE

      During the three months ended March 31, 2002, Mirant Americas made cash capital contributions of $6 million to certain operating subsidiaries of the Company. In addition, Mirant Americas made noncash capital contributions to the Company of $217 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable. These capital contributions are reflected in the accompanying unaudited condensed consolidated financial statements.

CAPITAL CONTRIBUTION AGREEMENT

      Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, which are both wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. Total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $14 million and $0 million for the three months ended March 31, 2002 and 2001, respectively.

RESTRUCTURING CHARGE

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the first quarter of 2002, the Company recorded pre-tax restructuring charges of $4 million for severance costs and costs related to suspending planned power plant developments.

G.    COMMITMENTS AND CONTINGENT MATTERS

LITIGATION AND OTHER CONTINGENCIES

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

Western Power Markets Investigations: Several governmental entities have launched investigations into the western power markets, including activities by several Mirant Americas Generation entities. Those governmental entities include the FERC, the U.S. Department of Justice, the CPUC, the California Senate, the California State Auditor, California's Electricity Oversight Board, the General Accounting Office of the U.S. Congress, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California. These investigations, some of which are civil and some criminal, have resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories directed to several Mirant Americas Generation entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas Generation's California generating facilities since December 2000. Each of these civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories, as well as the plant visits, could impose significant compliance costs on Mirant Americas Generation and its subsidiaries. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

      Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the California refund proceeding described below in "Western Power Markets Price Mitigation and Refund Proceedings." On August 13, 2002, the FERC Staff issued an initial report regarding its preliminary findings. The report recommended that the FERC initiate separate proceedings to further investigate specific instances of inappropriate conduct by several companies, none of which are affiliated with Mirant Americas Generation. In addition, the report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case be replaced with indices at a different location plus a transportation component.

      The initial report of the FERC Staff described its investigation of the effect on spot electric prices in the West of trading strategies employed by Enron subsidiaries and other entities but could not quantify the exact economic impact. The FERC Staff will continue to investigate whether the questionable trading strategies had an indirect effect on other products sold in the West, such as long-term contracts. The staff report also recommended imposition of certain limitations on entities with market-based rate authority designed to prohibit trading strategies based on the submission of false information or the omission of material information to the FERC, independent system operators, or other market participants. The staff report is a preliminary report, and the staff continues to investigate a variety of matters. The Company cannot predict the impact of the initial staff report on any FERC action that might be taken in this investigation docket or any other ongoing proceeding at the FERC.

      Subsequent to the issuance of the FERC Staff's report, some companies that sell natural gas at wholesale have announced that certain of their employees did not correctly report transactional information to the trade press that publish natural gas spot price data. Mirant Americas Generation cannot at this time predict what effect, if any, such misreporting of information to the trade press will have upon the use of spot price data published by the trade press in the ongoing proceeding before FERC or upon other transactions to which Mirant Americas Generation is a party that utilize such published spot price data as part of the price terms. The FERC Staff has requested information from various market participants, including Mirant Americas Generation, regarding the reporting of transactional information to the trade press.

     In September 2002, the CPUC issued a report that purported to show that on days in the fall of 2000 through the spring of 2001 during which the CAISO had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant Americas Generation and the other four out of state purchasers of generation in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The report identified two specific days on which Mirant Americas Generation allegedly had capacity available that was not used or that was on outage and that if operated could have avoided the system emergency. Mirant has publicly responded to the report pointing out a number of material inaccuracies and errors that it believes cause the CPUC's conclusions to be wrong with respect to Mirant Americas Generation.

      In November 2002 Mirant received a subpoena from the Department of Justice acting through the United States Attorney's office for the Northern District of California requesting information about its activities and those of its subsidiaries, including Mirant Americas Generation entities, for the period since January 1, 1998. The subpoena requests information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant Americas Generation intends to cooperate fully with the United States Attorney's office in this investigation.

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities). The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and, more importantly, the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

     On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities), alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts.

     The FERC has dismissed the California Attorney General's complaint and denied the California Attorney General's request for rehearing. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities). The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries (including Mirant Americas Generation entities) in the United States District Court for the Northern District of California. The lawsuit alleges that the acquisition and possession of the Potrero and Delta power plants owned by subsidiaries of Mirant Americas Generation has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. Mirant has filed a motion seeking dismissal of the claims.

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant Americas Generation. As of March 31, 2002, the total amount owed to Mirant Americas Generation by the CAISO and the PX as a result of these defaults was $305 million. During 2000 and 2001, Mirant Americas Generation took provisions in relation to these and other uncertainties arising from the California power markets (discussed elsewhere in this Note) of $229 million pre-tax.

     On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the PX ceased operation and filed for bankruptcy protection. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

     On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant Americas Generation. Pacific Gas and Electric and the CPUC have each filed proposed plans of reorganization for Pacific Gas and Electric, and each of these competing proposed plans contemplates payment of one hundred percent of all approved claims. Mirant Americas Generation does not expect any payment to be made to it for power sold by it into the PX or CAISO markets and repurchased by Pacific Gas and Electric until the FERC issues a final ruling in the Western Power Markets Price Mitigation and Refund Proceedings.

     On March 1, 2002, SCE paid approximately $870 million to the PX in satisfaction of all claims of or through the PX and the CAISO through approximately January 18, 2001. The PX is not expected to make any payment to Mirant Americas Generation until the bankruptcy judge so orders, and the judge is not expected to rule until after the FERC issues a final ruling in the refund proceeding. Mirant Americas Generation cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

Reliability-Must-Run Agreements: Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to reliability-must-run ("RMR") agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant Americas Generation's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Under the RMR agreements, Mirant Americas Generation recovers a portion of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO, and Mirant Americas Generation depends on revenues from sales of the output of the units at market prices to recover the remainder. The portion of the Annual Requirement that can be recovered through fixed charges to the CAISO is subject to the FERC's review and approval both as to the percentage and the amount of the Annual Requirement to which the percentage is applied.

     Mirant Americas Generation assumed the RMR agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 (the "Fixed Portion Proceeding"). The Fixed Portion Proceeding will determine the percentage to be paid to Mirant Americas Generation by the CAISO under the RMR agreements of a $159 million Annual Requirement that was in effect through December 31, 2001, as well as any future Annual Requirement in effect through the final disposition of the Fixed Portion Proceeding. This $159 million Annual Requirement was negotiated as part of a prior settlement of a FERC rate proceeding. In the Fixed Portion Proceeding, Mirant Americas Generation contended that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls, which would have resulted in the CAISO paying approximately $120 million, or 75% of the settled Annual Requirement in effect through December 31, 2001. Mirant Americas Generation currently collects 50% of the Annual Requirement from the CAISO, which charges are subject to refund once the FERC determines the percentage of the Annual Requirement that should be recovered by Mirant Americas Generation from the CAISO. The decision in the Fixed Portion Proceeding will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through the final disposition of the Fixed Portion Proceeding, including any appeals. On June 7, 2000, the administrative law judge ("ALJ") in the Fixed Portion Proceeding issued an initial decision providing for the CAISO to pay approximately 3% of the Annual Requirement to Mirant Americas Generation. On July 7, 2000, Mirant Americas Generation appealed the ALJ's decision and the matter is pending at the FERC.

     In the Fall of 2001, Mirant Americas Generation filed with the FERC to increase the Annual Requirement for the generating assets subject to the RMR agreements from the $159 million amount that had been in effect to $199 million. That increase took effect January 1, 2002, subject to refund of any amount that the FERC may determine in a proceeding (the "Annual Requirement Proceeding") separate from the Fixed Portion Proceeding to be in excess of just and reasonable rates. The CAISO and Pacific Gas and Electric, which buys from the CAISO the electricity sold to the CAISO by Mirant Americas Generation under the RMR agreements, have contested the increase in the Annual Requirement at the FERC. On November 22, 2002, the parties filed with the FERC for its approval a settlement agreement regarding the increase in the Annual Requirement that would set the Annual Requirement through 2004. If approved by the FERC, the settlement agreement will result in refunds being made by Mirant Americas Generation of a portion of the Annual Requirement currently being collected by Mirant Americas Generation for 2002. Mirant Americas Generation expects that the amount of such refunds would not materially exceed the amounts currently being reserved by Mirant Americas Generation with respect to the Annual Requirement issue. The percentage that ultimately results from the Fixed Portion Proceeding, discussed above, will be applied to the Annual Requirement for 2002 in the Annual Requirement Proceeding.

     Mirant Americas Generation has also exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to the Potrero plant through fixed charges to the CAISO beginning January 1, 2002. The Annual Requirement of the Potrero plant constitutes $35 million of the total $199 million Annual Requirement currently in effect for 2002, subject to refund as subsequently determined in the Annual Requirement Proceeding. As part of their challenge to the increase in the Annual Requirement in the Annual Requirement Proceeding, discussed above, the CAISO and Pacific Gas and Electric have contested the increase in the Annual Requirement for the Potrero plant. This issue is also part of the settlement agreement that was filed on November 22, 2002 with the FERC for its approval. By exercising this right under the RMR agreement, Mirant Americas Generating has limited its potential refund liability resulting from the Fixed Portion Proceeding related to the Potrero plant, if any, to the period June 1, 1999 through December 31, 2001.

      On October 1, 2002, the CAISO notified Mirant Americas Generation that it was electing to receive service under the RMR agreements during 2003 from Contra Costa Units 4-7, Pittsburg Units 5-7, and Potrero Units 3- 6. On November 26, 2002, Mirant Americas Generating exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to all of its plants and units subject to RMR agreements, except for the Pittsburg Unit 5, through fixed charges to the CAISO, beginning January 1, 2003. The result of this election is that any refund amounts that might be owed by Mirant upon resolution of the Fixed Portion Proceeding would be limited to the period June 1, 1999 through December 31, 2002 for the units subject to the RMR agreements other than Pittsburg Unit 5 and the Potrero plant, as discussed above.

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant Americas Generation's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Mirant Americas Generation estimates that the amount of such refunds, together with the refunds potentially resulting from resolution of the Annual Requirement Proceeding described above, as of March 31, 2002, would have been approximately $240 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and the Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded.

Western Power Markets Price Mitigation and Refund Proceedings: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, the FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and was in effect until July 11, 2002, at which time the formula was replaced by a hard cap of $91.87/MWh, which was in place until October 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or PX from October 2, 2000 through June 20, 2001. Parties have appealed the FERC's June 19, 2001 and July 25, 2001 orders to the United States Court of Appeals for the Ninth Circuit, seeking review of various issues, including expanding the potential refund date to include periods prior to October 2, 2000. Any such expansion of the refund period could significantly increase Mirant's (including Mirant Americas Generation's) refund exposure in this proceeding. In response to an order by the Ninth Circuit allowing the California parties to include additional evidence in the record regarding purported market manipulation, on September 6, 2002, the California parties filed a motion for additional discovery in the refund case on the issue of purported market manipulation. On November 20, 2002, the FERC issued an order permitting additional discovery in this proceeding commencing on the date of the order and continuing through February 28, 2003. Following that period for additional discovery, the parties to the proceeding will be allowed to introduce additional evidence for the FERC's consideration in determining the refund issues.

      In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from a subsidiary of Mirant totaled approximately $90 million. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. On May 13, 2002 and May 24, 2002, the City of Tacoma, Washington and the City of Seattle, Washington, respectively, filed to reopen the evidentiary record in this proceeding as a result of the contents of three internal Enron Power Marketing, Inc. memoranda that had been obtained and publicly released by the FERC as part of its continuing investigation. On December 19, 2002, the FERC granted in part the motion to reopen the record, allowing parties the opportunity to conduct additional discovery through February 28, 2003 on claims of purported market manipulation. Upon the completion of that period for additional discovery, parties can submit directly to the FERC any additional evidence and proposed findings of fact that they wish the FERC to consider in evaluating the ALJ's initial decision. The Company cannot predict the outcome of these proceedings. If the Mirant subsidiary was required to refund such amounts, the Company would be required to refund amounts previously received pursuant to sales made on the behalf of Mirant Americas Generation entities during the refund periods. In addition, the Company would be owed amounts for purchases made on the behalf of Mirant Americas Generation entities from other sellers in the Pacific Northwest.

     On August 13, 2002, the FERC in the California refund proceeding requested comments from parties on whether the gas indices in the existing formula for calculating refunds should be replaced with different gas indices (plus transportation costs) as recommended by the FERC Staff in its report (as described in Western Power Markets Investigation above). If the FERC adopts the staff's recommended gas formula for purposes of calculating refunds, it would increase Mirant Americas Generation's refund exposure in the California refund case.

      On December 12, 2002, the ALJ in the California refund proceeding issued an initial decision providing for a method to implement the FERC's mitigated market clearing price methodology set forth in its July 25, 2001 order and a preliminary determination of what refunds are owed under that methodology. In addition, the ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the initial amounts owed to Mirant and its subsidiaries (including Mirant Americas Generation entities) from the CAISO and the PX totaled approximately $292 million and that Mirant and its subsidiaries (including Mirant Americas Generation entities) owed the CAISO and the PX refunds totaling approximately $170 million. Mirant Americas Generation cannot at this time determine what portion of these amounts pertains to subsidiaries of Mirant that are not Mirant Americas Generation entities. The ALJ recommended that any refunds owed by a supplier to the CAISO and the PX should be offset against any outstanding amounts owed to that supplier by the CAISO and the PX. Under this approach, Mirant and its subsidiaries (including Mirant Americas Generation entities) would be owed net amounts totaling approximately $122 million from the CAISO and the PX. The ALJ stressed that the monetary amounts are not final since they do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. Mirant Americas Generation believes that the amount identified by the ALJ as being owed to Mirant (including Mirant Americas Generation entities) by the PX fails to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant (including Mirant Americas Generation entities) by the PX, and the net amount owed Mirant (including Mirant Americas

Generation entities) by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $36 million. The amount owed to Mirant and its subsidiaries (including Mirant Americas Generation entities) from either the CAISO or the PX or any refund that Mirant and its subsidiaries (including Mirant Americas Generation entities) might be determined to owe to the CAISO or the PX may also be affected materially by the FERC's resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, and whether the refund period should include periods prior to October 2, 2000. Mirant and its subsidiaries (including Mirant Americas Generation entities) have until January 13, 2003 to appeal the ALJ's initial decision to the FERC, at which time the FERC may accept, reject or modify any and all parts of that decision.

     On July 17, 2002, the FERC issued an order adopting new market design rules ("Market Design 2002") applicable to the California wholesale power markets as well as price caps and other requirements that are applicable to all West-wide wholesale power markets. Key elements of the Market Design 2002 that were supposed to be in place on October 1, 2002 included an increase in the amount sellers of electricity at wholesale may bid to the CAISO from $91.87/MWh to $250/MWh on bids into the California real-time energy and ancillary services markets, and a FERC imposed maximum price of $250/MWh for all spot market sales in the western markets. The FERC delayed implementation of the increase in the price cap until October 30, 2002. Sellers are still required to offer all available uncommitted capacity for sale in the region. The FERC also put in place, effective October 31, 2002, procedures in the CAISO market that will mitigate prices whenever a supplier bids greater than established thresholds.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant Americas Generation's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers. On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement, on behalf of Mirant Americas Generation, with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. Mirant Americas Generation bears the risk of nonpayment by the CAISO, the PX or the DWR, including the May 22, 2001 agreement.

     On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at the FERC against certain sellers of energy under long-term agreements with the California DWR, including the contract entered into by Mirant Americas Energy Marketing with the DWR dated May 22, 2001, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 22, 2001 contract between Mirant Americas Energy Marketing and the DWR.

     Two lawsuits, the McClintock suit and the Millar suit, have also been filed that seek relief for contracts between the California DWR and certain marketers of electricity, including the May 22, 2001 contract between DWR and Mirant Americas Energy Marketing, that allegedly contain unfair terms. The plaintiffs allege that the terms of the contracts are unjust and unreasonable and that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and alleged market power of the sellers. Plaintiffs seek, among other things, a declaration that the contracts are void and unenforceable, enjoinment of the enforcement and performance of those contracts and restitution for funds allegedly obtained wrongfully under the contracts.

     The Millar suit has been consolidated for purposes of pretrial proceedings with the six rate payer suits described below in "California Rate Payer Litigation." The McClintock suit has been stayed pending a resolution of a separate action challenging the long term contracts that were entered into by the DWR, which suit does not include Mirant Americas Generation or any of its subsidiaries as parties.

California Rate Payer Litigation: A total of seventeen lawsuits have been filed asserting claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. One of the suits has been voluntarily dismissed, and the other sixteen suits remain pending.

     Six of those suits were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts. Three of these suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant.

      These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiff's motion seeking to have the six cases remanded to the California State Court. That decision remanding the Six Coordinated Suits to the California state courts has been appealed to the United States Court of Appeals for the Ninth Circuit by the defendants that filed the crossclaims. Those defendants have requested the district court to stay its remand decision until the Ninth Circuit can act on their appeal, but the district court has not yet ruled upon that request. If the district court's remand order is not stayed, then the Six Coordinated Suits will be remanded to the Superior Court for San Diego County and will go forward before that court while the appeal is pending.


     Seven additional rate payer lawsuits were filed between April 23, 2002 and May 24, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's anti-trust statute. Each of the plaintiffs seeks class action status for their respective case. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. These suits were initially filed in California state courts by the plaintiffs and removed to the United States district courts.

     These seven cases have been consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. Whether these cases will remain in United States District Court for the Southern District of California or be remanded to the California state courts in light of the district court's decision on December 13, 2002 to remand the Six Coordinated Suits cannot be determined at this time.

     On June 3, 2002, a lawsuit, Hansen v. Dynegy Power Marketing, et al., was filed in the Superior Court for the County of San Francisco against various owners of electric generation facilities in California, including Mirant Americas Generation entities, alleging substantially similar claims to the ratepayer actions described above. The plaintiff sought class action status for the lawsuit and purported to represent residential ratepayers located in various public utility districts in the State of Washington. The complaint sought, among other things, injunctive relief, disgorgement of profits, restitution and treble damages. This action was dismissed by the plaintiff on July 11, 2002.

     On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant Americas Generation entities, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The federal judicial panel on multidistrict litigation has ordered the Snohomish suit to be transferred to the United States District Court for the Southern District of California and consolidated for purposes of pretrial proceedings with the Six Coordinated Suits. The defendants have filed motions seeking to have the claims dismissed.

     On October 18, 2002, another rate payer lawsuit, Kurtz v. Duke Energy Trading et al., was filed in the Superior Court for the County of Los Angeles. The Kurtz suit alleges that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California since early 1998 in violation of California's Unfair Competition Act. The Kurtz suit contains allegations of misconduct by the defendants, including the Mirant Americas Generation entities, that are similar to the allegations made in the previously filed rate payer suits, in the suits filed by the California Attorney General on March 11, 2002, and April 15, 2002, and in the suits filed challenging long-term agreements with the California DWR. The plaintiff seeks to represent a class consisting of all persons and entities that purchased energy that was sold into California by the defendants through sales to the CAISO, the PX or the DWR. The action seeks, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct.

      On November 20, 2002, a class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., was filed in the Superior Court for the County of Los Angeles against certain publishers of index prices for natural gas, gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including Mirant Americas Generation entities. The plaintiff in the Bustamante suit alleges that the defendants violated California Penal Code sections 182 and 395 and California's Unfair Competition Act by reporting false information about natural gas transactions to the defendants that published index prices for natural gas causing the prices paid by Californians for natural gas and for electricity to be artificially inflated. The suit seeks, among other things, disgorgement of profits, restitution, and compensatory and punitive damages.

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of March 31, 2002, the total amount owed to Mirant Americas Generation by Enron was approximately $55 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

State Line: On July 28, 1998, an explosion occurred at the Company's State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant Americas Generation, five of which were filed in Cook County, Illinois. Mirant Americas Generation has settled the claims of five of these plaintiffs. The terms of the settlements involve cash payments to the plaintiffs, with such payments being fully covered by insurance. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made; however, the Company has significant insurance coverage for losses occurring as a result of the explosion.

PEPCO Asbestos Litigation: On December 19, 2000, Mirant Americas Generation entities, together with its affiliates Mirant Potomac River and Mirant Peaker, and with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant Americas Generation entities agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant Americas Generation of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, the plaintiff's allegation of liability on the part of PEPCO is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Five suits have been set for trial in 2003, while the remainder have not yet been scheduled for trial. The Company believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the State of New York concerning the air quality control implications of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. If a violation is determined to have occurred at Plant Lovett, Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations, but the state or federal government could seek fines and penalties from Mirant New York, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

     In January 2001, the EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic's ownership of the plants. Mirant Mid-Atlantic has responded fully to this request. If a violation is determined to have occurred at any of the plants, Mirant Mid-Atlantic may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violations associated with historical operations prior to the Mirant Mid-Atlantic's acquisition of the plants, but the state or federal government could seek fines and penalties from Mirant Mid-Atlantic, the cost of which may be material.

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

      In addition to the matters discussed above, Mirant Americas Generation entities are parties to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position. The Company recognizes estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies."

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

      Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $116 million at March 31, 2002. These agreements will continue to be in effect through 2007.

CONSTRUCTION RELATED COMMITMENTS

      The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At March 31, 2002, these construction related commitments totaled approximately $320 million.

LONG-TERM SERVICE AGREEMENTS

      The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion turbine generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of March 31, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $180 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $180 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

      As a result of the turbine cancellations as part of Mirant's restructuring, the long-term service agreements associated with the canceled turbines will also be canceled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to the Company. Mirant Americas Generation does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, the Company's restructuring should not have an impact on the long-term service agreement commitments disclosed above.

OPERATING LEASES

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended March 31, 2002 and 2001. As of March 31, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

      Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

      - Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

            (1) 1.7 to 1.0; or

            (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
      last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

      - the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

            (1) 1.7 to 1.0; or

            (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
      last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and
                                       32

      - no significant lease default or event of default has occurred and is continuing.

      In accordance with the terms of the lease documentation, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated. Mirant Mid-Atlantic also assumes that there will be no early redemption or prepayment of Indebtedness, and that any Indebtedness which matures within such projected periods will be refinanced on reasonable terms. The reclassification of the capital contribution received pursuant to the ECSA will reduce Mirant Mid-Atlantic's fixed charge coverage ratios for purposes of determining its ability to make dividend payments.

      These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a Rule 144A offering by Mirant Mid-Atlantic. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. Mirant Mid-Atlantic pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, Mirant Mid-Atlantic must maintain its status as a reporting company under the Exchange Act. Mirant Mid-Atlantic was also obliged to consummate an exchange offer pursuant to an effective registration statement under the Securities Act. On July 6, 2001, Mirant Mid-Atlantic's registration statement became effective and the exchange offer was completed in August 2001.

      Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

      Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At March 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

      The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $300 thousand for each of the three month periods ended March 31, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of March 31, 2002 was approximately $5 million.

H. DISCONTINUED OPERATIONS

STATE LINE

     In February 2002, the Company announced that it had entered into an agreement to sell its State Line generating facility for $181 million plus an adjustment for working capital. The sale was completed in June 2002. This asset was sold at approximately book value based on the value of the asset at the date of sale.

     Mirant Americas Generation's results of operations from State Line for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                  --------------------------
                                                    2002             2001
                                                    ----             ----
Revenue...............................              $  15           $  14
Expense...............................                  9               4
Impairment loss.......................                  2               0
                                                      ---         -------
Pre-tax income........................                  4              10
Taxes.................................                  2               4
                                                    -----               -
Net income............................             $    2          $    6
                                                   ======          ======

     The table below presents the components of State Line's balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2002 and December 31, 2001 (in millions):

                                                         MARCH 31, 2002    DECEMBER 31, 2001
                                                        ----------------   ------------------
CURRENT ASSETS:
Accounts and notes receivable......................           $    5           $   12
Inventory..........................................                3                4
Other..............................................                1                0
Property, plant and equipment......................              173              175
Intangibles........................................                9                9
                                                             -------          -------
   Total current assets held for sale..............            $ 191            $ 200
                                                               =====            =====
CURRENT LIABILITIES:
Taxes and other payables...........................           $   10           $   17
Deferred taxes.....................................               15               15
Other long-term debt...............................               --               80
                                                             -------           ------
   Total current liabilities held for sale.........           $   25            $ 112
                                                              ======            =====

I.   SUBSEQUENT EVENTS

Mirant New England, LLC Guarantee

     Mirant New England, LLC is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant Corporation issued a guarantee in the amount of $188 million for any obligations Mirant New England, LLC may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Both the guarantee and the agreement expire in February 2005.

Fuel Purchase Agreement

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million. At July 1, 2002, total estimated minimum commitments under the agreement were $546 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

Sale of Neenah

      In July 2002, the Company announced that it had entered into an agreement to sell its Neenah generating facility ("Neenah") in the state of Wisconsin to Alliant Energy Resources, Inc. for approximately $109 million. The sale of the Company's investment in Neenah will be near book value. The sale is expected to close in the first quarter of 2003. The table below presents the components of Neenah's balance sheet accounts as of March 31, 2002 (in millions):

              ASSETS:
              Accounts receivable - customers......................              $  2
              Prepayments..........................................                 2
              Materials and supplies...............................                 1
              Property, plant and equipment........................               101
                                                                                 ----
                 Total assets......................................              $106
                                                                                 ====
              LIABILITIES:
              Accounts payable.....................................                 4
                                                                                 ----
                 Total liabilities ................................              $  4
                                                                                 ====

                                       35

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Americas Generation, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, member's equity and cash flows for the three-month period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.


/s/ KPMG LLP
Atlanta, Georgia
December 19, 2002

ITEM 2.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     We are an indirect wholly owned subsidiary of Mirant, formed on May 12, 1999, for the purpose of financing, acquiring, owning, operating and maintaining our electric power generating facilities and any others that we may acquire. As of September 30, 2002, we own or control approximately 12,000 MW of electricity generation capacity, all of which is located in the United States.

     Our generating facilities were either acquired in competitive auctions or were developed as greenfield construction projects. Our geographically diversified portfolio of generating assets utilizes a variety of technologies, fuel types and fuel sources and sells its output directly or through Mirant Americas Energy Marketing. Our customers are located near key metropolitan load centers of the United States.

      In December 2002, the Company commenced operation of its expansion project at its Kendall facility located in Cambridge, Massachusetts.

      In November 2002, Mirant Americas Energy Marketing exercised its option under the ECSA to purchase 100% of Mirant Mid-Atlantic's energy and capacity in 2003. At the time the option was exercised, the market price for energy to be delivered in 2003 was less than the price received for revenue recorded under the ECSA in 2002, after the reduction for the favorable pricing variance. Accordingly, revenues recorded in 2003, after the reduction for the favorable pricing variance, will be less than the revenue recorded in 2002. In the event that Mirant Americas Energy Marketing exercises its option for 2004 and similar market conditions exist at that time, revenue recorded in 2004, after the reduction for the favorable pricing variance, will also be less than in 2002. The cash flows received under the ECSA are unaffected by changes in market price. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because Mirant Mid-Atlantic's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew is not exercised, Mirant Mid-Atlantic would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. If current market conditions persist, the inability to enter into contracts with margins similar to those realized in 2002 when the ECSA expires would also be expected to adversely impact our future operating results.

      Our operating revenues and expenses are primarily driven by the operations of our controlled subsidiaries, which are consolidated for accounting purposes. We expect substantially all of our revenues to be derived from sales of capacity, energy and ancillary services from our generating facilities into spot and forward markets and fixed price agreements. The market for wholesale electric energy and energy services in the United States is largely deregulated. Our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in these competitive markets.

      Historically, we have obtained cash from operations, borrowings under credit facilities, borrowings from issuances of senior debt and borrowings and capital contributions from Mirant. Because our operations are conducted primarily by our subsidiaries, our cash flows are dependent upon cash dividends, distributions and other transfers from our subsidiaries, including Mirant Mid-Atlantic. As noted above the reclassification of the capital contribution received pursuant to the ECSA will reduce the fixed charge coverage ratios calculated for purposes of determining Mirant Mid-Atlantic's ability to make dividend payments.

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

      Our costs are primarily derived from the ongoing operations and maintenance of our generating facilities and capital expenditures needed to ensure their continued reliable, safe and environmentally compliant operation.

      Our Mid-Atlantic, New York, and New England facilities are subject to the northeast ozone transport region NOx allowance cap and trade regulatory program. As part of that regulatory program, the various state regulations allocate NOx emission allowances to covered facilities, and if the allocated allowances are not sufficient to cover actual NOx emissions, facilities must purchase NOx allowances from other facilities. We presently have to purchase additional NOx allowances beyond our allocation to cover our emissions. We expect that the number of allowances allocated to our plants will decrease in 2003 and that the market price may increase significantly in 2003 and in subsequent years for NOx allowances we need to purchase under the regulatory program.

      As a result of the PEPCO acquisition, several owner lessors each own undivided interests in the Dickerson and Morgantown generating assets. We, through Mirant Mid-Atlantic have entered into long-term leases for each of these undivided interests. The leases were part of the leveraged lease transactions that raised approximately $1.5 billion, which was used by the owner lessors to acquire the undivided interests in the lease facilities and to pay the lease transaction expenses.

      The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totals $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion.

      Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between us and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee under each pass through trust agreement.

      The property of the pass through trusts consists of lessor notes. The lessor notes were issued in connection with eleven separate leveraged lease transactions with respect to each lessor's undivided interest in either (i) the Dickerson electric generating baseload units 1, 2, and 3 and related assets or
(ii) the Morgantown electric generating baseload units 1 and 2 and related assets. The lessor notes issued by an owner lessor are secured by that owner lessor's undivided interest in the lease facilities and its rights under the related lease and other financing documents.

      The lessor notes issued by each owner lessor were issued in three series. Each pass through trust purchased one series of the lessor notes issued by each owner lessor so that all of the lessor notes held in each pass through trust have an interest rate corresponding to the interest rate of the pass through certificates, and a final maturity on or before the final expected distribution date applicable to the certificates issued by that pass through trust. Principal and interest paid on the lessor notes held in each pass through trust is distributed by each pass through trust to its certificate holders on June 30 and December 30 of each year.

      Although neither the certificates nor the lessor notes are obligations of, or guaranteed by us or Mirant Mid-Atlantic, the amount unconditionally payable by Mirant Mid-Atlantic under the leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. The lease obligations of Mirant Mid-Atlantic are not obligations of, or guaranteed by, us or our indirect parent, Mirant, or any of its other affiliates. However, Mirant is currently providing the credit support to fund the rent payment reserve required in connection with this lease transaction.

      The lease payment obligations of Mirant Mid-Atlantic are senior unsecured obligations of Mirant Mid-Atlantic and rank equally in right of payment with all of its other existing and future senior unsecured obligations. Under the terms of the lease, Mirant Mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants.

CHANGES IN SENIOR MANAGEMENT

      In October 2002, the Company announced that at the end of October 2002, Randy Harrison, Senior Vice President - East Region and Manager of the Company, would be retiring and that Gary Morsches, Senior Vice President - West Region and Manager of the Company, would be leaving the Company.

      On December 4, 2002, Mirant announced that Harvey Wagner would be joining Mirant as its Executive Vice President and Chief Financial Officer beginning January 1, 2003. Mr. Wagner will be replacing Mirant's current Chief Financial Officer, Raymond Hill. Mr. Hill is a Manager of the Company and will be leaving the Company effective December 31, 2002.

ACCOUNTING ERRORS AND REAUDIT OF HISTORICAL FINANCIAL STATEMENTS

      As disclosed in a press release dated July 30, 2002, Mirant Corporation, Mirant Americas Generation's ultimate parent company, identified several accounting issues related to its risk management and marketing operations. These issues related to Mirant Americas Energy Marketing, which is an affiliate of the Company and a separate subsidiary of Mirant. Corrections have been reflected in Mirant's amended first quarter Form 10-Q/A and Mirant's second quarter Form 10-Q both filed on November 7, 2002. The resolution of these items did not impact the Company's financial statements.

      As a result of the identification of the initial accounting issues described in the July 30, 2002 press release, Mirant retained the law firm of King & Spalding with the support of a nationally recognized accounting firm to conduct an independent review and to report to Mirant's Audit Committee. King & Spalding has concluded that there was no fraudulent conduct on the part of any Mirant employee or officer related to the identified accounting issues.

      In the course of resolving Mirant's previously announced accounting issues discussed above, and the concurrent review of Mirant's interim financial statements, errors affecting the Company's historical financial statements were identified. At March 31, 2002, revenue related to Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a member's equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from Mirant Mid-Atlantic to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note F. In addition, the Company recorded an addition to member's equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when Mirant Mid-Atlantic became committed to provide the additional energy to Mirant Americas Energy Marketing.

      The statement of cash flows has also been restated to reflect amounts received under the ECSA attributable to the capital contribution received as a financing activity, rather than an operating activity.

      In addition, for the three months ended March 31, 2002, the Company recorded adjustments to net income related primarily to a decrease of revenue of approximately $2 million, an increase of maintenance expense of approximately $1 million, an increase of restructuring charges of $1 million, and a decrease of interest expense of $4 million.

      A summary of these adjustments that affect net income is as follows (in millions):

                                                                  INCREASE (DECREASE) IN NET INCOME
                                                                       FIRST QUARTER 2002
                                                                     -----------------------
Mirant Mid-Atlantic ECSA ..................................                 $ (11)
Other, net ................................................                     -
                                                                     -----------------------
  TOTAL CORRECTIONS........................................                 $ (11)

      The Company has restated its previously reported financial statements as of and for the three months ended March 31, 2002. The Company has restated its financial position by reducing its originally reported assets and liabilities and member's equity by $189 million, the major details of which are shown below. The Company has restated its previously reported results of operations for the three months ended March 31, 2002 to net income of $77 million from originally reported net income of $88 million. The Company has restated its previously reported first quarter 2002 statement of cash flows, decreasing originally reported cash provided from operations by $19 million to reflect cash receipts and disbursements in the appropriate period, increasing cash used in investing activities by $1 million, and increasing cash provided from financing activities by $20 million. These corrections have been reflected in the accompanying 2002 unaudited condensed consolidated financial statements.

     A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                                     MARCH 31, 2002, AS PREVIOUSLY        MARCH 31, 2002, AS
                                                                               REPORTED                        RESTATED
                                                                    -------------------------------- ----------------------------
      Total current assets......................................                $1,932                          $1,824
      Noncurrent assets.........................................                 5,500                           5,419
                                                                                 -----                           -----
          Total assets..........................................                $7,432                          $7,243
                                                                                ======                          ======

      Total current liabilities.................................                $1,191                          $1,089
      Other liabilities.........................................                 2,859                           2,777
      Member's equity...........................................                 3,382                           3,377
                                                                                 -----                           -----
           Total liabilities and member's equity................                $7,432                          $7,243
                                                                                ======                          ======

     A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 2002
                                                                       -------------------------------------------------
                                                                         AS PREVIOUSLY FILED          AS RESTATED
                                                                       ------------------------- -----------------------
  Operating revenues................................................           $729                      $716
  Cost of fuel, electricity and other products......................            386                       386
                                                                                ---                       ---
  Gross margin......................................................            343                       330
  Other                                                                        (255)                     (253)
                                                                               -----                     -----
  Net income........................................................          $  88                     $  77
                                                                              =====                     =====


           A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):

                                                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                                  MARCH 31, 2002, AS          MARCH 31, 2002,
                                                                                 PREVIOUSLY REPORTED            AS RESTATED
                                                                                 ---------------------------------------------
  Cash flows from operating activities.............................                     $192                         $173
  Cash flows from investing activities.............................                     (187)                        (188)
  Cash flows from financing activities.............................                      (18)                           2
                                                                                       ------                      ------
  Net decrease in cash and cash equivalents........................                     $(13)                      $  (13)
                                                                                        =====                      =======


     Mirant's independent auditors assessed Mirant's internal controls of its North American energy marketing and risk management operations as part of the interim review of Mirant for the second quarter. The independent auditors provided Mirant with detailed process improvement recommendations to address internal control deficiencies in existence at June 30, 2002. The independent auditors have advised Mirant's Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. Mirant has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Mirant has discussed its proposed actions with its Audit Committee and its independent auditors. Mirant Americas Energy Marketing personnel prepare certain entries to the Company's accounts, however, there has been no indication that control deficiencies present in Mirant's North American energy marketing and risk management operations directly impact the Company or its financial statements. Mirant has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in Mirant's or the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements despite the presence of the control weaknesses at Mirant noted above.

      The Company has engaged KPMG to reaudit the Company's 2000 and 2001 financial statements for two primary reasons: (i) to address accounting errors identified during reviews of Mirant's previously disclosed accounting issues; and (ii) to enable its independent auditors to provide an opinion on the Company's 2000 and 2001 financial statements in accordance with the new accounting standard SFAS No. 144. The effects, if any, of such reaudit on the Company's financial statements cannot be determined. In addition, we are not currently able to assess the impact on the Company of the reaudit of Mirant and the accounting issues at Mirant Americas Energy Marketing in light of the business relationships among the Company, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant Corporation.

RESULTS OF OPERATIONS

      Results of operations for the three months ended March 31, 2002 include revenue under a power sales agreement with the California DWR and under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing. Our power sales agreement with the California DWR expires in December 2002 and is above current market prices. In addition, revenue recognized under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $97 million for the three months ended March 31, 2002.

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001


      Significant income statement items appropriate for discussion include the following:

                                                                Increase (Decrease)
                                                            ---------------------------
                                                                    (in millions)

   Operating revenues...................................        $(711)                (50%)
   Cost of fuel, electricity and other products.........         (628)                (62%)
   Other operating expenses.............................
   Depreciation and amortization........................          (9)                (23%)
   Selling, general and administrative..................         (88)                (72%)
   Taxes other than income taxes........................           4                  21%
   Other operating......................................         (11)                (17%)
   Other expense, net...................................          12                  38%
   Provision for income taxes...........................          (4)                 (8%)

     Operating revenues. Our operating revenues for the three months ended March 31, 2002 were $716 million, a decrease of $711 million from the same period in 2001. This decrease was primarily due to unusually high prices for power in the first quarter of 2001, as compared to decreased market demand and prices for our energy in the western United States in the first quarter of 2002. In addition, revenues from our Mid-Atlantic operations were higher in 2001 primarily due to higher volumes and prices. This was partially offset by operating revenues related to Mirant New England, LLC which was contributed to us by our parent in January 2002.

     Cost of fuel, electricity and other products. Our cost of fuel, electricity and other products for the three months ended March 31, 2002 was $386 million, compared to $1.01 billion for the same period in 2001. This decrease was primarily attributable to decreased generation and lower prices for natural gas primarily in the western United States in the first quarter of 2002. This was offset somewhat by costs related to Mirant New England, LLC which were contributed to us in January 2002.

     Other operating expenses. Our other operating expenses for the three months ended March 31, 2002 were $167 million, a decrease of $96 million from the same period in 2001. The following factors were responsible for the decrease in other operating expenses:

- Depreciation and amortization expenses for the three months ended March 31, 2002, were $30 million, compared to $39 million for the same period in 2001. This decrease of $9 million was primarily from the elimination of goodwill amortization from implementation of SFAS No. 142.

- Selling, general and administrative expenses for the three months ended March 31, 2002, were $34 million, compared to $122 million for the same period in 2001. The majority of the decrease of $88 million resulted from provisions taken in the first quarter of 2001 related to uncertainties in the California power markets.

- Taxes other than income taxes for the three months ended March 31, 2002 were $23 million, compared to $19 million for the same period in 2001. This increase of $4 million is primarily due to higher property taxes resulting from increases in the assessed property values of our generating facilities.

- Other operating expenses for the three months ended March 31, 2002, were $52 million, compared to $63 million for the same period in 2001. This decrease of $11 million resulted primarily from lower labor costs at our generating facilities.

      Other Expense, net. Other expense, net for the three months ended March 31, 2002, was $44 million, compared to $32 million for the same period in 2001. The increase of $12 million was primarily due to interest expense on the senior notes, which were issued during the second and third quarters of 2001.

     Provision for income taxes. The provision for income taxes for the three months ended March 31, 2002, was $44 million, compared to a provision of $48 million for the same period in 2001. The primary reason for this decrease is that effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Historically, we have obtained cash from operations, borrowings under credit facilities, borrowings from issuances of senior debt and borrowings and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund acquisitions, develop and construct generating facilities, finance capital expenditures and meet other cash and liquidity needs. Some of the cash flows generated by our businesses have been distributed to Mirant from time to time, and Mirant has provided funds to cover our disbursements from time to time.

      Because our operations are conducted primarily by our subsidiaries, our cash flows are dependent upon cash dividends, distributions and other transfers from our subsidiaries, including Mirant Mid-Atlantic. The reclassification of the capital contribution received pursuant to the ECSA will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments.

Operating Activities. During the three months ended March 31, 2002, we generated net cash from operations of approximately $173 million, compared to $114 million for the same period in 2001. This increase is due to the timing of payments for interest, taxes and affiliated company receivables and payables.

Investing Activities. During the three months ended March 31, 2002, we used $188 million for investing activities compared to $105 million for the same period in 2001. During the three months ended March 31, 2002, our investment activities were primarily attributable to the issuance of loans to affiliates of $246 million, partly offset by repayments of $128 million, and capital expenditures of $79 million. During the three months ended March 31, 2001, our investing activities were primarily attributed to $99 million in capital expenditures.

Financing Activities. During the three months ended March 31, 2002, our financing activities provided $2 million in net cash as compared to using $16 million during the same period in 2001. During the three months ended March 31, 2002, our financing activities included receipt of $200 million in proceeds from the issuance of debt under our credit facilities, $128 million in proceeds from the issuance of debt due from affiliates, capital contributions of $20 million from Mirant Americas and $20 million related to the ECSA. These inflows were mostly offset by repayment of debt under our credit facilities of $200 million, repayment of debt to affiliates of $32 million and payment of $134 million in distributions to Mirant Americas. During the three months ended March 31, 2001, our financing activities included $21 million in distributions offset by capital contributions of $5 million from Mirant Americas.

      Our cash flow from operations, asset sales, existing credit facilities, cash position and capital contributions related to the ECSA are expected to provide sufficient liquidity for operations, working capital, capital expenditures and to fund our interest costs over the next 12 months. Our liquidity could be impacted by the ability of our subsidiaries to pay dividends, changing prices resulting from abnormal weather, excess capacity, the inability to complete asset sales, changes in our, Mirant's or Mirant Americas Energy Marketing's credit ratings and other factors.

INCOME TAXES

      In September 2002, the Internal Revenue Service refunded overpaid income taxes to the Company's ultimate parent, Mirant, for the tax period April 3, 2001 to December 31, 2001. Approximately $96 million of that refund related to the Company and its subsidiaries. Approximately $52 million is attributable to companies that are no longer taxable entities, while the remaining approximately $44 million represents refunds for existing taxable entities.

CREDIT RATINGS

      As of December 20, 2002, we have a credit rating of Ba3 (non-investment grade) with a negative watch by Moody's, BB (non-investment grade) with a negative outlook by S&P and BB (non-investment grade) with a negative outlook by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold Mirant Americas Generation's securities, that the ratings may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Further, the Company notes that each of the rating agencies continues to monitor the Company's credit profile, with increased scrutiny arising from the reported financial difficulties of other market participants, the uncertainty and turmoil in the financial markets generally and in the energy sector specifically and our pending reaudit. In addition, we note the risk factors related to a downgrade in our credit ratings as disclosed in our Form 10-K filed in March 2002.

CREDIT FACILITIES

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

      In July 2002, the Company fully drew the commitments under its two credit facilities. As of September 30, 2002, the outstanding borrowings under Credit Facility B were $250 million at an interest rate of 3.31%, and the outstanding borrowings under Credit Facility C were $50 million at an interest rate of 3.31%. The net proceeds from additional borrowings of approximately $227 million were used primarily to repay $131 million in notes payable to affiliates. The remaining amount will be used for working capital and capital expenditures.

      In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

MID-ATLANTIC POWER SALES AGREEMENT WITH MIRANT AMERICAS ENERGY MARKETING

      Mirant Mid-Atlantic has entered into an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, Mirant Mid-Atlantic supplies all of its capacity and energy of its facilities to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002 and 2003, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of Mirant Mid-Atlantic's facilities. For 2004, Mirant Americas Energy Marketing has the option to purchase up to 100% (in blocks of 25%) of the total output of Mirant Mid-Atlantic's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transitional power agreements with PEPCO under which PEPCO has a similar option to purchase energy with respect to PEPCO's load requirements.

      Prior to August 1, 2001, Mirant Mid-Atlantic sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement the price Mirant Mid-Atlantic received was based on the market price for energy in the PJM market at the time the energy was delivered. Mirant Mid-Atlantic also sold power to Mirant Americas Energy Marketing under fixed price contracts.

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

      At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to Mirant Mid-Atlantic and our affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what Mirant Mid-Atlantic believed, at the time, to be temporary anomalies in such market prices based on forecasted demand growth and other factors expected to affect demand and supply in the

PJM market through 2002. At inception, the aggregate value to us and our affiliates relating to the favorable pricing variance was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and was reflected as both an addition to member's equity and an offsetting capital contribution receivable pursuant to the ECSA on our consolidated balance sheet and statement of member's equity at the inception of the agreements. At inception, Mirant Mid-Atlantic had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of Mirant Mid-Atlantic's facilities. In January 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the total output of Mirant Mid-Atlantic's facilities. Therefore, the Company has recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment is reflected in the accompanying unaudited condensed consolidated balance sheet and statement of member's equity as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

      The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized and is recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, the Company received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million relates to the favorable pricing variance over the remaining nine months of 2002.

      The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $97 million for the three months ended March 31, 2002.

      On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. This election will result in an adjustment of approximately $120 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because Mirant Mid-Atlantic's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, Mirant Mid-Atlantic would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.


NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

      We are organized and operate as a legal entity separate and apart from Mirant and any other affiliates of Mirant. Therefore, our facilities are not generally available to satisfy the obligations of Mirant or any other affiliates of Mirant. However, our unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Mirant or any of its affiliates.

      Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both March 31, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

      BORROWER                                                 PRINCIPAL         INTEREST RATE         MATURITY
      --------                                                 ---------         -------------         --------
     Mirant Potomac River.................................       $ 152                10%             12/30/2028
     Mirant Peaker........................................       $ 71                 10%             12/30/2028

      Mirant Potomac River and Mirant Peaker have a capital contribution agreement with Mirant in which they make quarterly distributions to Mirant of all cash available after taking into consideration projected cash requirements, including mandatory debt service, prepayments permitted under the terms of the notes payable and maintenance reserves.

      Under the capital contribution agreement, the owner lessors, the holders of the lessor notes, and the indenture trustee of Mirant Mid-Atlantic's lease arrangements (Note G) have the ability to enforce the payment terms of the notes receivable.

      Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for the three month periods ended March 31, 2002 and 2001.

     Mirant Americas Generation's subsidiaries had a cash management program with Mirant, whereby any excess cash, including capital contributions, was transferred to Mirant pursuant to a note agreement which was payable upon demand. Similarly, Mirant advanced funds to our subsidiaries for working capital. Effective October 21, 2002, Mirant Mid-Atlantic discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in Mirant Mid-Atlantic's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant. Similarly, effective December 19, 2002, the remaining subsidiaries of the Company that participated in Mirant's cash management program discontinued their participation and commenced the operation of bank deposit and money market accounts in the Company's own name. As of December 19, 2002, the net balance outstanding under the cash management program of approximately $90 million was received by the Company from Mirant.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

ADMINISTRATION ARRANGEMENT WITH MIRANT SERVICES

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

MANAGEMENT, PERSONNEL AND SERVICES AGREEMENT WITH MIRANT SERVICES

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three months ended March 31, 2002 and 2001 were $36 million and $41 million, respectively.

CONSTRUCTION RELATED COMMITMENTS

      We have entered into various turbine and other construction related commitments related to brownfield developments at our various generation facility sites. At March 31, 2002, these construction related commitments totaled approximately $320 million.

LONG-TERM SERVICE AGREEMENTS

      We have entered into long-term service agreements for the maintenance and repair by third parties for certain combustion turbine generating plants, which are in effect through approximately 2016. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of March 31, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $180 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $180 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

      As a result of the turbine cancellations as part of Mirant's restructuring, the long-term service agreements associated with the canceled turbines will also be canceled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to the Company. Mirant Americas Generation does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, our restructuring should not have an impact on the long-term service agreement commitments disclosed above.

FUEL COMMITMENTS

      In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. At July 1, 2002, total estimated minimum commitments under the agreement were $546 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

      Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with regard to the provision of the residual fuel oil requirements at the Company's Bowline, Lovett, Canal, Chalk Point and certain other facilities. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with these facilities. The Company believes that its fuel price risk can be more effectively managed because the forward fuel oil hedge instruments frequently purchased by the Company typically settle against the New York Harbor index. The new arrangement is expected to lower the working capital requirements for the Company, as Mirant Americas Energy Marketing will now own the majority of fuel oil inventory. Under the new arrangement, the generating facilities will be obligated to purchase residual fuel oil at the index price on the day it is utilized at the facility. Previously, these facilities ordered residual fuel oil at market prices in advance of its use. Fuel will be purchased by the facilities as burned. In July 2002, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

      The Company has also entered into a fuel supply agreement with an independent third party to provide a minimum of 90% of the coal burned at one of the New York facilities through 2007. The Company has entered into a related transportation agreement for that coal through March of 2004.

      Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $116 million at March 31, 2002. These agreements will continue to be in effect through 2007.

OPERATING LEASES

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended March 31, 2002 and 2001. As of March 31, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

      Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

      - Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

            (1) 1.7 to 1.0; or

            (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
      last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

      - the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

            (1) 1.7 to 1.0; or

            (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
      last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

      - no significant lease default or event of default has occurred and is continuing.

       In accordance with the terms of the lease documentation, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratios based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated. Mirant Mid-Atlantic also assumes that there will be no early redemption or prepayment of Indebtedness, and that any Indebtedness which matures within such projected periods will be refinanced on reasonable terms.

      The reclassification of the capital contribution received pursuant to the ECSA will reduce Mirant Mid-Atlantic's fixed charge coverage ratios for purposes of determining its ability to make dividend payments.

      These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a Rule 144A offering by Mirant Mid-Atlantic. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. Mirant Mid-Atlantic pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, Mirant Mid-Atlantic must maintain its status as a reporting company under the Exchange Act. Mirant Mid-Atlantic was also obliged to consummate an exchange offer pursuant to an effective registration statement under the Securities Act. On July 6, 2001, Mirant Mid-Atlantic's registration statement became effective and the exchange offer was completed in August 2001.

      Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

      Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At March 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

      The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $300 thousand for each of the three month periods ended March 31, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of March 31, 2002 was approximately $5 million.


LITIGATION AND OTHER CONTINGENCIES

     Reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q/A relating to the following litigation matters and other contingencies:

Litigation:

-     California Attorney General Litigation
- Defaults by SCE and Pacific Gas and Electric and the Bankruptcies of Pacific Gas and Electric and the PX
-     Reliability-Must-Run Agreements
-     Western Power Markets Price Mitigation and Refund Proceedings
-     California Rate Payer Litigation
-     Enron Bankruptcy Proceedings
-     State Line
-     PEPCO Asbestos Litigation
-     Environmental Information Requests
-     Western Power Market Investigations
-     DWR Power Purchases
-     New York Property Tax

Other Contingencies:

      None

     Additionally, for recent events occurring after March 31, 2002 reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q/A.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

CRITICAL ACCOUNTING ESTIMATES

     The accounting policies described in the Company's Form 10-K and below are viewed by management as "critical" because their correct application requires the use of material estimates and because they have a material impact on its financial results and position. To aid in the Company's application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods.

     Additionally, in 2002, the Company adopted SFAS Nos. 141, 142 and 144. These new pronouncements, among other things, change the accounting model for impairing the balance sheet value of assets held for use and held for sale, as well as the book value of goodwill and other intangible assets. The overall conditions affecting the Company and its sector, may materially impact the carrying values of its property plant and equipment, its construction work in progress, its investment in suspended construction, its goodwill and its other intangible assets. Currently, the Company does not believe that the suspended "Construction work in progress" is subject to an impairment loss under SFAS No. 144.

     As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to March 31, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of March 31, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

      The Board of Managers of Mirant Americas Generation is responsible for approving all audit and audit related services performed by its independent auditor, KPMG, for Mirant Americas Generation and its subsidiaries. In addition, the Board has delegated to its Chair the ability to pre-approve other non-audit services by KPMG.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity generated and to natural gas, coal and other fuels utilized by our generation assets. These financial instruments primarily include fixed rate power sale agreements, forwards, futures and swaps. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings.

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

      Under Mirant's cash management program, the available cash of certain subsidiaries was loaned to Mirant on a daily basis and kept in a Mirant account. Participation in Mirant's cash management program exposed such subsidiaries to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. Repayment by Mirant of any advances under the cash management program was subordinated to the repayment of the senior obligations of Mirant. Effective December 19, 2002, the Company discontinued its participation in Mirant's cash management program. Furthermore, Mirant Americas Energy Marketing makes substantially all of our sales on our behalf and collects all cash receipts from sales made on our behalf. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivable at any point in time.

ITEM 4.   CONTROLS AND PROCEDURES

      Mirant's independent auditors assessed Mirant's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. Mirant has received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to Mirant's North American energy marketing and risk management operation systems and processes.

     Mirant's independent auditors have advised Mirant's Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60 ("SAS No. 60"). Mirant has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Mirant has discussed its proposed actions with its Audit Committee and its independent auditors. There has been no indication that control deficiencies present in Mirant's North American energy marketing and risk management operations directly impact the Company or its financial statements; however, Mirant Americas Energy Marketing personnel prepare certain entries to the Company's accounts. Mirant has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in Mirant's or the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements, despite the presence of control weaknesses at Mirant noted above.

      No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.

PART II     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      The discussions concerning the following legal matters are hereby incorporated by reference from Note G in the consolidated financial statements that are a part of this quarterly report on Form 10-Q/A:

-     Western Power Markets Mitigation and Refund Proceedings
-     California Attorney General Litigation
- Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX
-     Reliability-Must-Run Agreements
-     California Rate Payer Litigation
-     Environmental Information Requests

     With respect to each of the preceding matters, we cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

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

    MIRANT AMERICAS GENERATION, LLC




    By  /s/ Stephen G. Gillis
        ---------------------------
          Stephen G. Gillis
         Vice President and Controller
         (Principal Accounting Officer)

                                                         Date: December 20, 2002

================================================================================



                                 CERTIFICATIONS

I, Richard Pershing, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mirant Americas Generation, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: December 20, 2002                 /s/ Richard J. Pershing
                                        -----------------------------
                                        Richard J. Pershing
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)


--------------------------------------------------------------------------------


I, William Holden, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mirant Americas Generation, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: December 20, 2002                 /s/ J. William Holden
                                        --------------------------
                                        J. William Holden
                                        Senior Vice President, Finance
                                        And Accounting
                                        (Principal Financial Officer)