Form 10-Q
period 2002-06-30
MIRANT AMERICAS GENERATING LLC
filed 2002-12-23
CIK 1140761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.

                                   ----------

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                                                                                                             Page
                                                                                                                           Number
                                                                                                                           ------
DEFINITIONS                                                                                                                     1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                                      2
                                                  PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                                            3
         Condensed Consolidated Balance Sheets                                                                                  4
         Condensed Consolidated Statement of Member's Equity                                                                    6
         Condensed Consolidated Statements of Cash Flows                                                                        7
         Notes to the Condensed Consolidated Financial Statements                                                               8
         Independent Accountants' Review Report                                                                                35
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                                  36
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                             51
Item 4. Controls and Procedures                                                                                                53


                                                   PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                                      54
Item 2. Changes in Securities and Use of Proceeds                                                                    Inapplicable
Item 3. Defaults Upon Senior Securities                                                                              Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                                          Inapplicable
Item 5. Other Information                                                                                            Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                                       54
         Signatures
         Certifications

                                   DEFINITIONS

TERM                                                              MEANING
CAISO                                                             California Independent System Operator
Clean Air Act                                                     Clean Air Act Amendments of 1990
CPUC                                                              California Public Utilities Commission
DWR                                                               California Department of Water Resources
ECSA                                                              Energy and Capacity Sales Agreement
EITF                                                              Emerging Issues Task Force
Energy Act                                                        Energy Policy Act of 1992
EPA                                                               U. S. Environmental Protection Agency
FASB                                                              Financial Accounting Standards Board
FERC                                                              Federal Energy Regulatory Commission
Mirant                                                            Mirant Corporation and its subsidiaries
Mirant Americas                                                   Mirant Americas, Inc.
Mirant Americas Energy Marketing                                  Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation or the Company                         Mirant Americas Generation, LLC and its subsidiaries
Mirant Delta                                                      Mirant Delta, LLC
Mirant Mid-Atlantic                                               Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York                                                   Mirant New York, Inc. and Mirant New York Investments,
                                                                      Inc., collectively
Mirant Peaker                                                     Mirant Peaker, LLC
Mirant Potomac River                                              Mirant Potomac River, LLC
Mirant Potrero                                                    Mirant Potrero, LLC
Moody's                                                           Moody's Investors Service
MW                                                                Megawatts
Neenah                                                            Mirant Americas Generation's Neenah generating facility
OCI                                                               Other comprehensive income
Pacific Gas and Electric                                          Pacific Gas and Electric Co.
PEPCO                                                             Potomac Electric Power Company
PJM                                                               PJM Interconnection Market
PX                                                                California Power Exchange Corporation
RMR                                                               Reliability-Must-Run
SCE                                                               Southern California Edison
SEC                                                               Securities and Exchange Commission
SFAS                                                              Statement of Financial Accounting Standards
State Line                                                        State Line Energy, L.L.C.

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

     o political, legal and economic conditions and developments and state, federal and other rate regulations in the United States;

     o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     o financial market conditions and the results of our or our affiliates financing efforts or possible future refinancing efforts;

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

     o the direct or indirect effects on our business of a further lowering of our credit rating or the credit ratings of Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant Corporation (or actions we may take in response to changing credit ratings criteria), including, refusal by current or potential counterparties to enter into transactions with us, Mirant Mid-Atlantic, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on terms favorable to us;

     o the disposition of the pending litigation described in our Form 10-K filed March 28, 2002, our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A on December 20, 2002, and this Form 10-Q;

     o the direct or indirect effects of the accounting issues discussed in Note A in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q and any additional issues arising from the weakness identified by the internal control and procedures review of Mirant Corporation discussed in Item 4 of this Form 10-Q;

     o the direct or indirect ramifications of the results of the reaudits of the 2000 and 2001 financial statements of Mirant Corporation, Mirant Mid-Atlantic and the Company and any restatements that may be required as a result of these reaudits including potential effects on our or our affiliates financing arrangements and possible future refinancing efforts;

     o the direct or indirect effects of informal inquiries by the U.S. Securities & Exchange Commission, the U.S. Department of Justice, and the Commodities Futures Trading Commission regarding, among other things, the accounting issues described in Mirant's July 30 and August 14, 2002 press releases and energy trading issues;

     o the direct or indirect effects on our business of our or our subsidiary's failure to timely file our or their Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002;

     o the direct or indirect effects of the change in the way Mirant Mid-Atlantic calculates its fixed charge coverage ratios and any restriction on this subsidiary's ability to pay dividends as a result of this change as discussed in Item 2 of this Form 10-Q; and

     o other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002 and our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A filed on December 20, 2002).

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)



                                                                   For the Three Months         For the Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                    2002          2001          2002          2001
                                                                  --------      --------      --------      --------
OPERATING REVENUES:
Affiliate (Notes A AND F)                                         $    593      $  1,274      $  1,224      $  2,641
Other                                                                   74           129           159           189
                                                                  --------      --------      --------      --------
    Total operating revenues                                           667         1,403         1,383         2,830
                                                                  --------      --------      --------      --------

COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS (Notes F AND G):
Affiliate                                                              347           974           698         1,880
Other                                                                   58            21            93           128
                                                                  --------      --------      --------      --------
    Total cost of fuel, electricity and other products                 405           995           791         2,008
                                                                  --------      --------      --------      --------
GROSS MARGIN                                                           262           408           592           822
                                                                  --------      --------      --------      --------
OTHER OPERATING EXPENSES:
Maintenance                                                             18            30            42            50
Depreciation and amortization                                           27            42            57            81
Selling, general and administrative - affiliates (Note F)               25           156            49           175
Selling, general and administrative - other                             16            28            26           131
Taxes other than income taxes                                           24            30            47            49
Restructuring charges (Note F)                                           6            --            10            --
Other - affiliates                                                      20            23            42            51
Other                                                                   32            27            62            62
                                                                  --------      --------      --------      --------
    Total other operating expenses                                     168           336           335           599
                                                                  --------      --------      --------      --------
OPERATING INCOME                                                        94            72           257           223
                                                                  --------      --------      --------      --------
OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                            16            12            30            20
Interest income - other                                                 --             1            --             3
Interest expense - affiliates                                           (3)           --            (7)           --
Interest expense - other                                               (51)          (46)         (106)          (89)
Other, net                                                               7            (3)            8            (2)
                                                                  --------      --------      --------      --------
    Total other expense, net                                           (31)          (36)          (75)          (68)
                                                                  --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                         63            36           182           155
PROVISION FOR INCOME TAXES                                              32            21            76            69
                                                                  --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS                                       31            15           106            86
                                                                  --------      --------      --------      --------
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF TAX PROVISION OF $1 AND $1 FOR THE
   THREE MONTHS AND $3 AND $5 FOR THE SIX
   MONTHS ENDED 2002 AND 2001, RESPECTIVELY                              2             1             4             7
                                                                  --------      --------      --------      --------
NET INCOME                                                        $     33      $     16      $    110      $     93
                                                                  ========      ========      ========      ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                                        AT JUNE 30,       At December 31,
ASSETS:                                                                     2002               2001
                                                                        ------------      ----------------
CURRENT ASSETS:                                                                 (in millions)
Cash and cash equivalents                                               $          7      $             15
Receivables:
  Customer accounts                                                               16                     9
  Affiliates, less provision for uncollectibles
    of $123 and $123 for 2002 and 2001, respectively                             254                   282
  Notes receivable from affiliates (Note F)                                      493                   246
Assets from risk management activities (Note E)                                   26                   125
Derivative hedging instruments (Notes C and E)                                   116                   296
Fuel stock                                                                        66                    87
Materials and supplies                                                            64                    63
Deferred income taxes                                                            116                   102
Prepayments                                                                      111                   200
Assets held for sale (Note H)                                                     --                   200
Other                                                                             20                    62
                                                                        ------------      ----------------
     Total current assets                                                      1,289                 1,687
                                                                        ------------      ----------------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                                  2,625                 2,581
Less accumulated provision for depreciation                                     (222)                 (176)
                                                                        ------------      ----------------
                                                                               2,403                 2,405
Construction work in progress                                                    370                   454
Investment in suspended construction (Note A)                                    323                    --
                                                                        ------------      ----------------
     Total property, plant and equipment, net                                  3,096                 2,859
                                                                        ------------      ----------------

NONCURRENT ASSETS:
Notes receivable from affiliates (Note F)                                        223                   223
Goodwill, net of accumulated amortization
     of $76 and $57 for 2002 and 2001, respectively (Notes A and B)            1,599                 1,377
Other intangible assets, net of accumulated amortization
     of $46 and $59 for 2002 and 2001, respectively (Notes A and B)              465                   742
Assets from risk management activities (Note E)                                    8                     8
Derivative hedging instruments (Notes C and E)                                    66                    99
Other, less provision for uncollectibles of $50 and
    $43 for 2002 and 2001, respectively                                           37                    42
                                                                        ------------      ----------------
     Total noncurrent assets                                                   2,398                 2,491
                                                                        ------------      ----------------
     TOTAL ASSETS                                                       $      6,783      $          7,037
                                                                        ============      ================



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


                                                                             AT JUNE 30,       At December 31,
LIABILITIES AND MEMBER'S EQUITY:                                                 2002                  2001
                                                                             ------------      ----------------
CURRENT LIABILITIES:                                                                  (in millions)
Accounts payable                                                             $        137      $            122
Payable to affiliates                                                                 172                   160
Notes payable to affiliates (Note F)                                                  198                   253
Liabilities from risk management activities (Note E)                                   31                   141
Derivative hedging instruments (Notes C and E)                                         65                   252
Revenues subject to refund (Note G)                                                   296                   243
Liabilities related to assets held for sale (Note H)                                   --                   112
Other                                                                                  60                    50
                                                                             ------------      ----------------
    Total current liabilities                                                         959                 1,333
                                                                             ------------      ----------------

NONCURRENT LIABILITIES:
Notes payable (Note D)                                                              2,567                 2,567
Deferred income taxes                                                                 173                   142
Liabilities from risk management activities (Note E)                                    7                     9
Derivative hedging instruments (Notes C and E)                                         14                    54
Other                                                                                   8                     7
                                                                             ------------      ----------------
    Total noncurrent liabilities                                                    2,769                 2,779
                                                                             ------------      ----------------

COMMITMENTS AND CONTINGENT MATTERS (Notes G AND I)

MEMBER'S EQUITY:
Member's interest                                                                   3,563                 2,969
Capital contribution receivable from affiliate pursuant to ECSA (Note F)              (91)                  (91)
(Accumulated deficit) retained earnings                                              (369)                  108
Accumulated other comprehensive loss                                                  (48)                  (61)
                                                                             ------------      ----------------
    Total member's equity                                                           3,055                 2,925
                                                                             ------------      ----------------

    TOTAL LIABILITIES AND MEMBER'S EQUITY                                    $      6,783      $          7,037
                                                                             ============      ================




         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                  CAPITAL           RETAINED         ACCUMULATED
                                                               CONTRIBUTION         EARNINGS           OTHER
                                                MEMBER'S        RECEIVABLE        (ACCUMULATED      COMPREHENSIVE      COMPREHENSIVE
                                                INTEREST      FROM AFFILIATE        DEFICIT)            LOSS              INCOME
                                                --------      --------------      ------------      -------------      -------------
BALANCE, DECEMBER 31, 2001                      $  2,969      $          (91)     $        108      $         (61)
   Net income                                         --                  --               110                 --      $         110
   Other comprehensive income (Note C)                --                  --                --                 13                 13
                                                                                                                       -------------
   Comprehensive income                                                                                                $         123
                                                                                                                       =============
   Dividends                                          --                  --              (587)                --
   Capital contributions - cash (Note F)              71                  --                --                 --
   Capital contributions - noncash (Note F)          560                 (53)               --                 --
   Push down of tax effects of the
       implementation of SFAS No. 142                (37)                 --                --                 --
   Capital contribution received pursuant
      to ECSA (Note F)                                --                  53                --                 --
                                                --------      --------------      ------------      -------------
BALANCE, JUNE 30, 2002                          $  3,563      $          (91)     $       (369)     $         (48)
                                                ========      ==============      ============      =============



         The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                                  2002          2001
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    110      $     93
                                                                                --------      --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                       61            85
  Risk management activities, net                                                    (13)          103
  Deferred income taxes                                                               15           (47)
  Restructuring charge                                                                 3            --
  Changes in certain assets and liabilities:
    Accounts receivable and receivables from affiliates, net                         116           224
    Inventories                                                                       23           (42)
    Other current assets                                                              89            47
    Accounts payable and accrued liabilities                                         (11)          (84)
    Accrued taxes                                                                      4            65
    Other current liabilities                                                         --            29
    Other noncurrent liabilities                                                       7            17
                                                                                --------      --------
      Total adjustments                                                              294           397
                                                                                --------      --------
      Net cash provided by operating activities                                      404           490
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (227)         (168)
Cash from contribution of Mirant New England, LLC                                      7            --
Issuance of notes receivables from affiliates                                       (484)          (65)
Repayments on notes receivable from affiliates                                       506            --
Proceeds received from the sale of State Line, net                                   181            --
Insurance proceeds received                                                            7             8
                                                                                --------      --------
      Net cash used in investing activities                                          (10)         (225)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                                 64            27
Payment of dividends                                                                (587)         (221)
Capital contribution received from affiliate pursuant to ECSA (Note F)                53            --
Proceeds from issuance of debt                                                       200         1,708
Repayment of debt                                                                   (200)       (1,646)
Proceeds from issuance of notes payable to affiliate                                 200            --
Repayment of notes payable to affiliate                                             (132)           --
                                                                                --------      --------
      Net cash used in financing activities                                         (402)         (132)
                                                                                --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (8)          133
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        15            83
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      7      $    216
                                                                                ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                              $    103      $     60
                                                                                ========      ========
Cash paid for income taxes                                                      $      1      $     32
                                                                                ========      ========
NONCASH FINANCING ACTIVITY:
Capital contribution from forgiveness of tax liability from Mirant Americas     $     20      $     --
                                                                                ========      ========
Conversion of notes payable to Mirant Americas to equity                        $    217      $     --
                                                                                ========      ========
Capital contribution of Mirant New England, LLC                                 $    270      $     --
                                                                                ========      ========
Capital contribution receivable from affiliate pursuant to ECSA                 $     53      $     --
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

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS       MARCH 31, 2002,
                                                       PREVIOUSLY REPORTED        AS RESTATED
                                                       -------------------    ------------------
Operating revenues ...............................            $  729                $  716
Cost of fuel, electricity and other products .....               386                   386
                                                              ------                ------
Gross margin .....................................               343                   330
Other ............................................              (255)                 (253)
                                                              ------                ------
Net income .......................................            $   88                $   77
                                                              ======                ======

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):

                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS        MARCH 31, 2002,
                                                       PREVIOUSLY REPORTED         AS RESTATED
                                                       -------------------     ------------------
Cash flows from operating activities .............            $  192                  $  173
Cash flows from investing activities .............              (187)                   (188)
Cash flows from financing activities .............               (18)                      2
                                                              ------                  ------
Net decrease in cash and cash equivalents ........            $  (13)                 $  (13)
                                                              ======                  ======

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

     Management believes that the accompanying unaudited condensed consolidated financial statements as of June 30, 2002 and for the three and six months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

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

     As a result of the adoption of SFAS No. 142, Mirant Americas Generation discontinued amortization of goodwill effective January 1, 2002. During the first quarter of 2002, Mirant Americas Generation completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three and six months ended June 30, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).

                                                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30, 2001      ENDED JUNE 30, 2001
                                                            --------------------     -------------------
Net income as reported ................................            $   16                   $   93
Effect of goodwill and trading rights amortization ....                12                       22
                                                                   ------                   ------
Net income as adjusted ................................            $   28                   $  115
                                                                   ======                   ======

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

     CONCENTRATION OF REVENUES AND CREDIT RISK. Essentially all of the Company's operating revenue stems from sales to Mirant Americas Energy Marketing (Note F). However, under its agreements with Mirant Americas Energy Marketing, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf to third-parties, except for sales under the Mirant Mid-Atlantic ECSA (Note F). During the three and six months ended June 30, 2002, approximately 15% and 15%, respectively, of the Company's revenues were attributable to sales to the DWR, as compared to approximately 40% and 24%, respectively for the same periods in 2001. In addition, during the three and six months ended June 30, 2002, approximately 31% and 29%, respectively, of the Company's revenues were attributable to sales to Mirant Americas Energy Marketing through the Company's subsidiary, Mirant Mid-Atlantic under the ECSA, whereby the ultimate credit risk to the Company from these sales is with Mirant Americas Energy Marketing.

     As of June 30, 2002, the DWR (a non-affiliate of Mirant), Mirant, Mirant Americas, Inc., Mirant Americas Energy Marketing and Mirant Potomac River, a direct wholly owned subsidiary of Mirant, owed Mirant Americas Generation $177 million (includes accounts receivable and open contract positions), $241 million, $256 million, $142 million and $152 million, respectively, each representing more than 10% of Mirant Americas Generation's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant Americas Generation. The Mirant exposure is related to participation in Mirant's cash management program by the Company's subsidiaries, including interest, in which the available cash of the Company's subsidiaries is loaned to Mirant on a daily basis (Note F). The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

     CAPITALIZATION OF INTEREST COST. Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and six months ended June 30, 2002, the Company incurred $60 million and $127 million, respectively, in interest costs, of which $6 million and $14 million, respectively, were capitalized and included in construction work in progress. For the three and six months ended June 30, 2001, the Company incurred $50 million and $97 million, respectively, in interest costs, of which $4 million and $8 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the periods.

    As part of Mirant's restructuring plan announced in March of 2002, the Company suspended construction on several projects and no longer capitalizes interest on these projects. The construction cost related to these projects is shown as "Investment in suspended construction" on the unaudited condensed consolidated balance sheet.

B. GOODWILL AND OTHER INTANGIBLE ASSETS

    During the first quarter of 2002, Mirant Americas Generation recorded $31 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation. Subsequent to June 30, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 financial planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of June 30, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

     All of Mirant Americas Generation's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. During the three and six months ended June 30, 2002, the Company transferred $0 and $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three and six months ended June 30, 2002 was approximately $4 million and $8 million, respectively. The components of other intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in millions):

                                         JUNE 30, 2002                 DECEMBER 31, 2001
                                    -------------------------      -------------------------
                                     GROSS                          GROSS
                                    CARRYING     ACCUMULATED       CARRYING      ACCUMULATED
                                     AMOUNT      AMORTIZATION       AMOUNT      AMORTIZATION
                                    --------     ------------      --------     ------------
Trading rights                      $    207     $        (31)     $    453     $        (45)
Development rights                       159               (8)          199               (9)
Emissions allowances                     131               (6)          131               --
Other intangibles                         14               (1)           18               (5)
                                    --------     ------------      --------     ------------
  Total other intangible assets     $    511     $        (46)     $    801     $        (59)
                                    ========     ============      ========     ============

     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $21 million for the year ended December 31, 2002 and $17 million for each of the following four years.

C. COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income(loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and six months ended June 30, 2002 and 2001 (in millions):

                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                      ENDED JUNE 30,            ENDED JUNE 30,
                                   ---------------------    -----------------------
                                     2002         2001         2002         2001
                                   --------     --------     --------     --------
Net income ...................     $     33     $     16     $    110     $     93
Other comprehensive income ...            1          481           13          114
                                   --------     --------     --------     --------
Comprehensive income .........     $     34     $    497     $    123     $    207
                                   ========     ========     ========     ========

     Components of accumulated other comprehensive loss consisted of the following, net of tax (in millions):

BALANCE, DECEMBER 31, 2001 ......................................     $  (61)

Other comprehensive income for the period:
  Change in fair value of derivative instruments, net of tax
        effect of $(24) .........................................         37
  Reclassification to earnings, net of tax effect of $28 ........        (24)
                                                                      ------
Other comprehensive income ......................................         13
                                                                      ------

BALANCE, JUNE 30, 2002 ..........................................     $  (48)
                                                                      ======

     The $48 million balance of accumulated other comprehensive loss at June 30, 2002 includes the impact of $123 million related to interest rate swap breakage costs and $75 million of gains on commodity price management hedges.

     Mirant Americas Generation estimates that $27 million ($44 million of commodity hedge gains and $17 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of June 30, 2002 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts and interest payments are realized.

D. DEBT

     As of June 30, 2002, Mirant Americas Generation had noncurrent notes payable outstanding of $2.57 billion, including senior notes and bank credit facilities.

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

     At June 30, 2002, the Company had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of June 30, 2002, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.09%. As of June 30, 2002, there were no borrowings under Credit Facility C.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of June 30, 2002, there were no events of default under such credit facilities.

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

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. Amounts reclassified to operating income include commodity net gains and losses from both taxable and non-taxable entities. Taxes are provided on the commodity net gains and losses related to the taxable entities within Mirant Americas Generation. After-tax derivative net gains and losses of $(14) million and $24 million during the three and six months ended June 30, 2002, respectively, were reclassified as follows (in millions):

                                                   THREE MONTHS       SIX MONTHS
                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                       2002             2002
                                                  --------------    ------------
Reclassified to operating income ............         $    7           $   60
Reclassified to interest expense ............             (4)              (8)
Tax provision ...............................             17               28
                                                      ------           ------
Net reclassification to earnings (Note C) ...         $  (14)          $   24
                                                      ======           ======

     The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and six months ended June 30, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At June 30, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2007.

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

     At June 30, 2002, Mirant Americas Generation had a net commodity derivative hedging asset of approximately $103 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At June 30, 2002, these contracts relate to periods through 2007. The net notional amount, or net short position, of the commodity derivative hedging instruments for natural gas, electricity, crude oil and residual fuel at June 30, 2002 was approximately 5 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                  EQUIVALENT          AVERAGE
                                         NOMINAL UNITS          MEGAWATT-HOURS       DURATION
                                          LONG (SHORT)           LONG (SHORT)         (YEARS)
                                         -------------          --------------       --------
Natural gas......................       29 million mmbtu         2.9 million             .97
Electricity......................      (14) million mwh          (14) million           1.29
Crude oil........................        2 million barrels         1 million            2.30
Residual fuel....................        8 million barrels         5 million            1.01

    Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheets.

INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant Americas Generation from time to time enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments. At June 30, 2002, the Company was not a party to any interest rate swaps.

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

     At June 30, 2002, the Company had contracts that related to periods through 2010. The net notional amount, or net long position, of the risk management assets and liabilities at June 30, 2002 was approximately 1 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                  EQUIVALENT          AVERAGE
                                         NOMINAL UNITS          MEGAWATT-HOURS       DURATION
                                          LONG (SHORT)           LONG (SHORT)         (YEARS)
                                         -------------          --------------       --------
Natural gas......................       27 million mmbtu         2.7 million           1.93
Electricity......................       (2) million mwh           (2) million          0.68
Crude oil........................      0.4 million barrels       0.1 million           1.07

    The fair values of Mirant Americas Generation's risk management assets and liabilities as of June 30, 2002 are included in the following table (in millions).

                                           RISK MANAGEMENT
                                        ----------------------
                                        ASSETS     LIABILITIES
                                        ------     -----------
Energy commodity instruments:
Electricity .......................     $   23     $        16
Natural gas .......................          8              21
Crude oil .........................          3               1
                                        ------     -----------
Total .............................     $   34     $        38
                                        ======     ===========

F. RELATED PARTY TRANSACTIONS

MID-ATLANTIC SALES AGREEMENT WITH MIRANT AMERICAS ENERGY MARKETING

     Mirant Mid-Atlantic has entered into an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, Mirant Mid-Atlantic supplies all of its capacity and energy of its facilities to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002 and 2003, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of the Mirant Mid-Atlantic facilities. For 2004, Mirant Americas Energy Marketing has the option to purchase up to 100% (in blocks of 25%) of the total output of Mirant Mid-Atlantic's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transitional power agreements with PEPCO under which PEPCO has a similar option to purchase energy with respect to PEPCO's load requirements.

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $33 million and $61 million for the three and six months ended June 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, Mirant Mid-Atlantic received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million relates to the favorable pricing variance over the remaining months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of Mirant Mid-Atlantic's facilities for 2003. The aggregate value to the Company and its affiliates relating to the favorable price variance from this election was approximately $170 million. The amount allocated specifically to Mirant-Mid Atlantic's owned or leased facilities was approximately $120 million. Accordingly, an adjustment of approximately $120 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA will be recorded in the fourth quarter of 2002.

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

                                                                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,            ENDED JUNE 30,
                                                                           ---------------------     ---------------------
                                                                             2002         2001         2002         2001
                                                                           --------     --------     --------     --------
Management, personnel and services agreement .........................     $     12     $     10     $     26     $     24
Services agreements ..................................................            6          146           10          151
Administration arrangement ...........................................            5           --            5           --
Other ................................................................            2           --            8           --
                                                                           --------     --------     --------     --------
   Total selling, general and administrative expenses - affiliates ...     $     25     $    156     $     49     $    175
                                                                           ========     ========     ========     ========

Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three and six months ended June 30, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):


                                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                            ---------------------     ---------------------
                                                              2002         2001         2002         2001
                                                            --------     --------     --------     --------
Selling, general and administrative expense ...........     $     12     $     10     $     26     $     24
Other operating expense ...............................           20           23           42           51
                                                            --------     --------     --------     --------
   Total costs under the Management, Personnel and
     Services Agreement ...............................     $     32     $     33     $     68     $     75
                                                            ========     ========     ========     ========

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

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002; however, the new agreements do not contain a bonus for Mirant Americas Energy Marketing based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the three and six months ended June 30, 2002 and approximately $141 million during both the three and six months ended June 30, 2001. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, will pay Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. The new agreements expire December 31, 2002.

     During the three and six months ended June 30, 2002, the Company incurred approximately $6 million and $10 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $5 million and $10 million, respectively, for the same periods in 2001. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

     Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with Mirant Americas Energy Marketing with regard to the provision of the residual fuel oil requirements at the Company's Bowline, Lovett, Canal, Chalk Point and certain other facilities. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with these facilities. The Company believes that its fuel price risk can be more effectively managed because the forward fuel oil hedge instruments frequently purchased by the Company typically settle against the New York Harbor index. The new arrangement is expected to lower the working capital requirements for the Company, as Mirant Americas Energy Marketing will now own the majority of fuel oil inventory. Under the new arrangement, the generating facilities will be obligated to purchase residual fuel oil at the index price on the day it is utilized at the facility. Previously, these facilities ordered residual fuel oil at market prices in advance of its use. Fuel will be purchased by the facilities as burned. In July 2002, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. For the three months ended June 30, 2002, the Company incurred approximately $5.4 million in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to

May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both June 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                             PRINCIPAL    INTEREST RATE    MATURITY
--------                             ---------    -------------    --------
Mirant Potomac River..............     $ 152           10%        12/30/2028
Mirant Peaker.....................     $  71           10%        12/30/2028

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended June 30, 2002 and 2001 and $11 million for both the six months ended June 30, 2002 and 2001.

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

     At June 30, 2002, the subsidiaries of the Company had made net advances to Mirant under the cash management agreements totaling $168 million (consisting of approximately $235 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and approximately $67 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand and accrued interest at various rates. Effective February 1, 2002, the interest rate payable on advances from Mirant Mid-Atlantic was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments.

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

CAPITAL CONTRIBUTION OF NOTES PAYABLE TO AFFILIATE

     During 2002, Mirant Americas made cash capital contributions of $40 million to certain operating subsidiaries of the Company. In addition, Mirant Americas made noncash capital contributions to the Company of $217 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable. These capital contributions are reflected in the accompanying unaudited condensed consolidated financial statements.

CAPITAL CONTRIBUTION AGREEMENT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, which are both wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. Total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $24 million for the six months ended June 30, 2002, as compared to $15 million for the same period in 2001.

RESTRUCTURING CHARGE

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and six months ended June 30, 2002, the Company recorded pre-tax restructuring charges of $6 million and $10 million, respectively, for severance costs and costs related to suspending planned power plant developments.


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

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the California refund proceeding described below in Western Power Markets Price Mitigation and Refund Proceedings. On August 13, 2002, the FERC Staff issued an initial report regarding its preliminary findings. The report recommended that the FERC initiate separate proceedings to further investigate specific instances of inappropriate conduct by several companies, none of which are affiliated with Mirant Americas Generation. In addition, the report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case be replaced with indices at a different location plus a transportation component.

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

     In November 2002, Mirant received a subpoena from the Department of Justice acting through the United States Attorney's office for the Northern District of California requesting information about its activities and those of its subsidiaries, including Mirant Americas Generation entities, for the period since January 1, 1998. The subpoena requests information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant Americas Generation intends to cooperate fully with the United States Attorney's office in this investigation.

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

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant Americas Generation. As of June 30, 2002, the total amount owed to Mirant Americas Generation by the CAISO and the PX as a result of these defaults was $302 million. During 2000 and 2001, Mirant Americas Generation took provisions in relation to these and other uncertainties arising from the California power markets (discussed elsewhere in this Note) of $229 million pre-tax.

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

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant Americas Generation's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Mirant Americas Generation estimates that the amount of such refunds, together with the refunds potentially resulting from resolution of the Annual Requirement Proceeding described above, as of June 30, 2002, would have been approximately $267 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and the Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded.

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

     On August 13, 2002, the FERC in the California refund proceeding requested comments from parties on whether the gas indices in the existing formula for calculating refunds should be replaced with different gas indices (plus transportation costs) as recommended by the FERC Staff in its report (as described in Western Power Markets Investigations above). If the FERC adopts the staff's recommended gas formula for purposes of calculating refunds, it would increase Mirant Americas Generation's refund exposure in the California refund case.

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

     Seven additional rate payer lawsuits were filed between April 23, 2002 and May 24, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's anti-trust statute. Each of the plaintiffs seeks class action status for their respective case. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts.

     These seven cases have been consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. Whether these cases will remain in the United States District Court for the Southern District of California or be remanded to the California state courts in light of the district court's decision on December 13, 2002 to remand the Six Coordinated Suits cannot be determined at this time.

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

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of June 30, 2002, the total amount owed to Mirant Americas Generation by Enron was approximately $55 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

PEPCO Asbestos Litigation: On December 19, 2000, Mirant Americas Generation entities, together with affiliates Mirant Potomac River and Mirant Peaker and with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant Americas Generation entities agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant Americas Generation of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, the plaintiff's allegation of liability on the part of PEPCO is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Five suits have been set for trial in 2003, while the remainder have not yet been scheduled for trial. The Company believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

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

     Substantially all of the Company's fuel requirements are fulfilled through these two agreements and its arrangements with Mirant Americas Energy Marketing for fuel supply (Note F).

     This supplier concentration could adversely affect the Company's financial position or results of operations should these parties default under the provisions of the agreements.

     Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $657 million at June 30, 2002.

CONSTRUCTION RELATED COMMITMENTS

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At June 30, 2002, these construction related commitments totaled approximately $270 million.

LONG-TERM SERVICE AGREEMENTS

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of June 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $194 million. As of June 30,2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $194 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

OPERATING LEASES

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between
28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended June 30, 2002 and 2001 and $48 million for both the six months ended June 30, 2002 and 2001. As of June 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

     Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

     o Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o no significant lease default or event of default has occurred and is continuing.

     In accordance with the terms of the lease documentation, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated. Mirant Mid-Atlantic also assumes that there will be no early redemption or prepayment of Indebtedness, and that any Indebtedness which matures within such projected periods will be refinanced on reasonable terms. The reclassification of the capital contribution received pursuant to of the ECSA will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments.

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

     Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At June 30, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and six month periods ended June 30, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of June 30, 2002 was approximately $5 million.

H. DISCONTINUED OPERATIONS

STATE LINE

     In February 2002, the Company announced that it had entered into an agreement to sell its State Line generating facility for $181 million plus an adjustment for working capital. The sale was completed in June 2002. This asset was sold at approximately book value based on the value of the asset at the date of sale.

     Mirant Americas Generation's results of operations from State Line for the three and six months ended June 30, 2002 and 2001 were as follows (in millions):

                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                 ENDED JUNE 30,            ENDED JUNE 30,
                              ---------------------     ---------------------
                                2002         2001         2002         2001
                              --------     --------     --------     --------
Revenue .................     $      9     $     13     $     24     $     27
Expense .................            6           11           15           15
Impairment loss .........            0            0            2            0
                              --------     --------     --------     --------
Pre-tax income ..........            3            2            7           12
Taxes ...................            1            1            3            5
                              --------     --------     --------     --------
Net income ..............     $      2     $      1     $      4     $      7
                              ========     ========     ========     ========

     The table below presents the components of State Line's balance sheet accounts, classified as current assets and liabilities held for sale as of December 31, 2001 (in millions):

CURRENT ASSETS:
Accounts and notes receivable ....................     $   12
Inventory ........................................          4
Other ............................................          0
Property, plant and equipment ....................        175
Intangibles ......................................          9
                                                       ------
   Total current assets held for sale ............     $  200
                                                       ======
CURRENT LIABILITIES:
Taxes and other payables .........................     $   17
Deferred taxes ...................................         15
Other long-term debt .............................         80
                                                       ------
   Total current liabilities held for sale .......     $  112
                                                       ======

I. SUBSEQUENT EVENTS

Sale of Neenah

     In July 2002, the Company announced that it had entered into an agreement to sell its Neenah generating facility ("Neenah") in the state of Wisconsin to Alliant Energy Resources, Inc. for approximately $109 million. The sale of the Company's investment in Neenah will be near book value. The sale is expected to close in the first quarter of 2003. The table below presents the components of Neenah's balance sheet accounts as of June 30, 2002 (in millions):

ASSETS:
Accounts receivable - customers ........     $    2
Prepayments ............................          2
Materials and supplies .................          1
Property, plant and equipment ..........        100
                                             ------
   Total assets ........................     $  105
                                             ======
LIABILITIES:
Accounts payable .......................          3
                                             ------
   Total liabilities ...................     $    3
                                             ======

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Americas Generation, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002, and the related statements of member's equity and cash flows for the six-month period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001, and the related statement of cash flows for the six-month period ended June 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.



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

     Historically, we have obtained cash from operations, borrowings under credit facilities, borrowings from issuances of senior debt and borrowings and capital contributions from Mirant. Because our operations are conducted primarily by our subsidiaries, our cash flows are dependent upon cash dividends, distributions and other transfers from our subsidiaries, including Mirant Mid-Atlantic. As noted above, the reclassification of the capital contribution received pursuant to the ECSA will reduce the fixed charge coverage ratios calculated for purposes of determining Mirant Mid-Atlantic's ability to make dividend payments.

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

     The lease payment obligations of Mirant mid-Atlantic are senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured obligations. Under the terms of the lease, Mirant mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants.

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

     The statement of cash flows for the three and six months ended June 30, 2002 has also been restated to reflect amounts received under the ECSA attributable to the capital contribution receivable as a financing activity, rather than an operating activity.

     Errors were also identified that relate to the Company's financial statements for the three months ended June 30, 2002 which were publicly released but not filed with the SEC. For the three and six months ended June 30, 2002, revenue related to the Company's ECSA with Mirant Americas Energy Marketing was reduced by $12 million and $23 million, respectively with offsetting decreases in the capital contribution receivable pursuant to the ECSA and accounts receivable.

     In addition, for the three months ended June 30, 2002, the Company decreased net income by an additional approximately $5 million for net adjustments related primarily to a decrease of revenue of approximately $2 million, an increase of restructuring charges of approximately $5 million, and a decrease of interest expense of approximately $2 million.

     A summary of these adjustments that affect net income is as follows (in millions):

                                   INCREASE (DECREASE) IN NET INCOME
                                   FIRST QUARTER      SECOND QUARTER
                                       2002                2002
                                   -------------      --------------
Mirant Mid-Atlantic ECSA .....        $  (11)            $  (12)
Other, net ...................            --                 (5)
                                      ------             ------
  TOTAL CORRECTIONS ..........        $  (11)            $  (17)
                                      ======             ======

     A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income and the previously released unaudited condensed consolidated statements of income for the three and six month periods ended June 30, 2002 follows (in millions):

                                       THREE MONTHS ENDED              THREE MONTHS ENDED               SIX MONTHS ENDED
                                         MARCH 31, 2002                  JUNE 30, 2002                   JUNE 30, 2002
                                   --------------------------      --------------------------      --------------------------
                                       AS                              AS                              AS
                                   PREVIOUSLY          AS          PREVIOUSLY          AS          PREVIOUSLY          AS
                                     FILED          RESTATED        RELEASED        REPORTED        RELEASED        REPORTED
                                   ----------      ----------      ----------      ----------      ----------      ----------
Operating revenues ...........     $      729      $      716      $      682      $      667      $    1,411      $    1,383
Cost of fuel, electricity
and other products ...........            386             386             405             405             791             791
                                   ----------      ----------      ----------      ----------      ----------      ----------
Gross margin .................            343             330             277             262             620             592
Other ........................           (255)           (253)           (227)           (229)           (482)           (482)
                                   ----------      ----------      ----------      ----------      ----------      ----------
Net income ...................     $       88      $       77      $       50      $       33      $      138      $      110
                                   ==========      ==========      ==========      ==========      ==========      ==========

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions)

                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS       MARCH 31, 2002,
                                                       PREVIOUSLY REPORTED        AS RESTATED
                                                       -------------------    ------------------
Cash flows from operating activities .............            $  192                 $  173
Cash flows from investing activities .............              (187)                  (188)
Cash flows from financing activities .............               (18)                     2
                                                              ------                 ------
Net decrease in cash and cash equivalents ........            $  (13)                $  (13)
                                                              ======                 ======

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

RESULTS OF OPERATIONS

     Results of operations for the three and six months ended June 30, 2002 include revenue under a power sales agreement with the California DWR and under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing. Our power sales agreement with the California DWR expires in December 2002 and is above current market prices. In addition, revenue recognized under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002.

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                         -------------------------------------------
                                                           Second Quarter           Year-To-Date
                                                         ------------------     --------------------
                                                                       (in millions)
Operating revenues ...............................       (736)        (52)%     (1,447)        (51)%
Cost of fuel, electricity and other products .....       (590)        (59)%     (1,217)        (61)%
Gross margin .....................................       (146)        (36)%       (230)        (28)%
Other operating expenses
   Maintenance ...................................        (12)        (40)%         (8)        (16)%
   Depreciation and amortization .................        (15)        (36)%        (24)        (30)%
   Selling, general and administrative ...........       (143)        (78)%       (231)        (75)%
   Taxes other than income taxes .................         (6)        (20)%         (2)         (4)%
Other expense, net ...............................         (5)        (14)%          7          10%
Provision for income taxes .......................         11          52%           7          10%

     Operating revenues. Our operating revenues for the three and six months ended June 30, 2002 were $667 million and $1.38 billion, respectively, a decrease of $736 million and $1.45 billion from the same periods in 2001. These decreases were primarily due to decreased prices for power and reduced generation particularly in the western United States during the first six months of 2002. In addition, revenues from our Mid-Atlantic operations were lower in 2002 primarily due to decreased prices for our energy under Mirant Mid-Atlantic's ECSA and the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing. This was partially offset by operating revenues related to Mirant New England, LLC which was contributed to us by our parent in January 2002.

     Cost of fuel, electricity and other products. Our cost of fuel, electricity and other products for the three and six months ended June 30, 2002 were $405 million and $791 million, respectively, compared to $995 million and $2.0 billion for the same periods in 2001. These decreases of $590 million and $1.22 billion were primarily attributable to decreased generation and lower prices for natural gas particularly in the western United States during the first six months of 2002. This was offset somewhat by costs related to Mirant New England, LLC which was contributed to us in January 2002.

     Gross Margin. Our gross margins for the three and six months ended June 30, 2002 were $262 million and $592 million, respectively, representing 39% and 43%, respectively, of revenues, compared to $408 million and $822 million, representing 29% and 29%, respectively, for the same periods in 2001. These decreases of $146 million and $230 million were primarily due to decreased prices for power and reduced generation particularly in the western United States. However, these increases in gross margin as a percent of revenues of 10% and 14%, were primarily related to Mirant Mid-Atlantic and the termination in August 2001 of the prior contracts with Mirant Americas Energy Marketing under which the Company received current market prices for energy delivered and the commencement of the ECSA and decreases in prior power purchases in the western United States.

     Gross margin for the three and six months ended June 30, 2002 includes contracts which resulted in higher margins in 2001 than are currently available based on forward price curves. Since June 30, 2002, we have seen lower liquidity in forward markets for both gas and electricity. If these market conditions persist, they would put additional adverse pressure on future margins.

     Other operating expenses. Our other operating expenses for the three and six months ended June 30, 2002 were $168 million and $335 million, respectively, compared to $336 million and $599 million for the same periods in 2001. The following factors were responsible for the decreases in other operating expenses:

o Maintenance expenses for the three and six months ended June 30, 2002 were $18 million and $42 million, respectively, compared to $30 million and $50 million for the same periods in 2001. These decreases of $12 million and $8 million were primarily due to higher maintenance requirements in 2001 from our plants in the western United States as a result of the increased demand on those plants during those periods.

o Depreciation and amortization expenses for the three and six months ended June 30, 2002 were $27 million and $57 million, respectively, compared to $42 million and $81 million for the same periods in 2001. These decreases of $15 million and $24 million were primarily a result of the elimination of goodwill amortization from the implementation of SFAS No. 142.

o Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $41 million and $75 million, respectively, compared to $184 million and $306 million for the same periods in 2001. These decreases of $143 million and $231 million resulted primarily from provisions taken in the first quarter of 2001 related to uncertainties in the California power markets and costs incurred during the second quarter of 2001 under the net revenue sharing arrangements with Mirant Americas Energy Marketing.

o Taxes other than income taxes for the three and six months ended June 30, 2002 were $24 million and $47 million, respectively, compared to $30 million and $49 million for the same periods in 2001. These decreases of $6 million and $2 million were primarily due to reductions in property taxes in New York and partially offset by increases in property taxes in Maryland. In addition, in the second quarter of 2001, we recorded an adjustment to reflect actual tax assessments primarily related to the period from 1999 through June 2001.

     Other Expense, net. Other expense, net for the three and six months ended June 30, 2002 was $31 million and $75 million, respectively, compared to $36 million and $68 million for the same periods in 2001. The changes for the six-month period were primarily due to increased interest expense due to higher outstanding debt, higher interest rates, and amortization of interest rate swaps and partially offset by additional interest income from our cash management program with Mirant.

     Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2002 were $32 million and $76 million, respectively, compared to a provision of $21 million and $69 million for the same periods in 2001. The primary reason for these increases was the increase in income from continuing operations which was partially offset by our change in the form of our organization effective November 1, 2001 from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

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

Operating Activities. During the six months ended June 30, 2002, we generated net cash from operations of approximately $404 million, compared to $490 million for the same period in 2001. This decrease is due to the timing of payments for interest and affiliated company receivables and payables, partially offset by the timing of tax payments.

Investing Activities. During the six months ended June 30, 2002, we used $10 million from investing activities compared to $225 million for the same period in 2001. During the six months ended June 30, 2002, our investing activities were primarily attributable to net proceeds from the sale of State Line of $181 million, the issuance of notes receivable from affiliates of $484 million, partly offset by repayments of notes receivable from affiliates of $506 million and capital expenditures of $227 million. During the six months ended June 30, 2001, our investing activities were primarily attributed to $168 million in capital expenditures.

Financing Activities. During the six months ended June 30, 2002, our financing activities used $402 million in net cash as compared to $132 million during the same period in 2001. During the six months ended June 30, 2002, our financing activities included receipt of $200 million in proceeds from the issuance of debt under our credit facilities, $200 million in proceeds from the issuance of notes payable to affiliates, $64 million in capital contributions from Mirant Americas and $53 million related to the ECSA. These inflows were offset by the repayment of debt under our credit facilities of $200 million, repayment of notes payable to affiliates of $132 million and payment of $587 million in dividends to Mirant Americas. During the six months ended June 30, 2001, our financing activities included $221 million in dividends offset by capital contributions of $27 million from Mirant Americas.

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

CREDIT FACILITIES

     As of June 30, 2002, we had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of June 30, 2002, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.09%. As of June 30, 2002, there were no borrowings under Credit Facility C.

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

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of June 30, 2002, there were no events of default under such credit facilities.

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $33 million and $61 million for the three and six months ended June 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, Mirant Mid-Atlantic received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million relates to the favorable pricing variance over the remaining six months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. This election will result in an adjustment of approximately $120 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining Mirant Mid-Atlantic's ability to make dividend payments. Because Mirant Mid-Atlantic's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, Mirant Mid-Atlantic would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

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

     Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both June 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                           PRINCIPAL    INTEREST RATE   MATURITY
--------                           ---------    -------------   --------
Mirant Potomac River............     $ 152           10%       12/30/2028
Mirant Peaker...................     $  71           10%       12/30/2028

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended June 30, 2002 and 2001 and $11 million for both the six months ended June 30, 2002 and 2001.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

ADMINISTRATION ARRANGEMENT WITH MIRANT SERVICES

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. For the three months ended June 30, 2002, the Company incurred approximately $5.4 million in costs under this arrangement. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

MANAGEMENT, PERSONNEL AND SERVICES AGREEMENT WITH MIRANT SERVICES

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three and six months ended June 30, 2002 were $32 million and $68 million, respectively, and $33 million and $75 million, respectively, for the three and six months ended June 30, 2001.

CONSTRUCTION RELATED COMMITMENTS

     We have entered into various turbine and other construction related commitments related to brownfield developments at our various generation facility sites. At June 30, 2002, these construction related commitments totaled approximately $270 million.

LONG-TERM SERVICE AGREEMENTS

     We have entered into long-term service agreements for the maintenance and repair by third parties for certain combustion turbine generating plants, which are in effect through approximately 2016. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of June 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $194 million. As of June 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $194 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

     Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $657 million at June 30, 2002.

OPERATING LEASES

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between
28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended June 30, 2002 and 2001 and $48 million for both the six months ended June 30, 2002 and 2001. As of June 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

     Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

     o Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade rating criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o no significant lease default or event of default has occurred and is continuing.

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

     Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At June 30, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and six month periods ended June 30, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of June 30, 2002 was approximately $5 million.


LITIGATION AND OTHER CONTINGENCIES

     Reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o    Western Power Market Investigations

o    California Attorney General Litigation

o Defaults by SCE and Pacific Gas and Electric and the Bankruptcies of Pacific Gas and Electric and the PX

o    Reliability-Must-Run Agreements

o    Western Power Markets Price Mitigation and Refund Proceedings

o    DWR Power Purchases

o    California Rate Payer Litigation

o    Enron Bankruptcy Proceedings

o    State Line

o    PEPCO Asbestos Litigation

o    Environmental Information Requests

o    New York Property Tax

Other Contingencies:

     None

     Additionally, for recent events occurring after June 30, 2002 reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q.

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

     As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to June 30, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of June 30, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $4.5 million at June 30, 2002. During the six months ended June 30, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation four times, which falls well within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The discussions concerning the following legal matters are hereby incorporated by reference from Note G in the consolidated financial statements that are a part of this quarterly report on Form 10-Q:

o    Western Power Markets Mitigation and Refund Proceedings

o    California Attorney General Litigation

o Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX

o    Reliability-Must-Run Agreements

o    California Rate Payer Litigation

o    Environmental Information Requests

     With respect to each of the preceding matters, we cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

          During the quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated May 15, 2002. Items 4 and 7 were reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     MIRANT AMERICAS GENERATION, LLC




     By  /s/ Stephen G. Gillis
         ------------------------------
         Stephen G. Gillis
         Vice President and Controller
         (Principal Accounting Officer)

                                                         Date: December 20, 2002

================================================================================
                                 CERTIFICATIONS

I, Richard Pershing, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mirant Americas Generation, LLC;

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


Date: December 20, 2002                       /s/ Richard J. Pershing
                                              -------------------------------
                                              Richard J. Pershing
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)


--------------------------------------------------------------------------------


I, William Holden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mirant Americas Generation, LLC;

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


Date: December 20, 2002                       /s/ J. William Holden
                                              ----------------------------------
                                              J. William Holden
                                              Senior Vice President, Finance
                                              And Accounting
                                              (Principal Financial Officer)