Form 10-Q
period 2002-09-30
MIRANT AMERICAS GENERATING LLC
filed 2002-12-23
CIK 1140761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____TO_____

                         MIRANT AMERICAS GENERATION, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                                                                          51-0390520
------------------------------------------- ---------------------------------------- ----------------------------------------
     (State or other Jurisdiction of                                                  (I.R.S. Employer Identification No.)
      Incorporation or Organization)

              1155 Perimeter Center West, Suite 100, Atlanta, Georgia                                 30338
------------------------------------------------------------------------------------ ----------------------------------------
                     (Address of Principal Executive Offices)                                      (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.


================================================================================

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Signatures

         Certifications

                                       i

                                   DEFINITIONS

TERM                                                              MEANING
----                                                              -------
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

     o the disposition of the pending litigation described in our Form 10-K filed March 28, 2002, our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A for the quarter ended March 31, 2002 filed on December 20, 2002, our Form 10-Q for the quarter ended June 30, 2002 filed on December 20, 2002 and this Form 10-Q;

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

     o the direct or indirect effects on our business of our or our subsidiary's failure to timely file our or their Form 10-Q for the quarter ended September 30, 2002;

     o the direct or indirect effects of the change in the way Mirant Mid-Atlantic calculates its fixed charge coverage ratios and any restriction on this subsidiary's ability to pay dividends as a result of this change as discussed in Item 2 of this Form 10-Q; and

     o other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002, our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A for the quarter ended March 31, 2002 filed on December 20, 2002 and our Form 10-Q for the quarter ended June 30, 2002 filed on December 20, 2002).

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
                                  (In Millions)


                                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                               -------------------       ---------------------
                                                               2002          2001          2002          2001
                                                               -----       -------       -------       -------
OPERATING REVENUES:
Affiliate (NOTES A AND F)                                      $ 724       $ 1,134       $ 1,844       $ 3,958
Other                                                             70           157           214           247
                                                               -----       -------       -------       -------
    Total operating revenues                                     794         1,291         2,058         4,205
                                                               -----       -------       -------       -------

COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS
(NOTES F AND G):
Affiliate                                                        491           284         1,081         1,120
Other                                                             29           496           122         1,763
                                                               -----       -------       -------       -------
    Total cost of fuel, electricity and other products ..        520           780         1,203         2,883
                                                               -----       -------       -------       -------
GROSS MARGIN                                                     274           511           855         1,322
                                                               -----       -------       -------       -------
OTHER OPERATING EXPENSES:
Maintenance - affiliates                                          10            10            31            33
Maintenance - other                                               12            16            54            66
Depreciation and amortization                                     28            39            84           118
Selling, general and administrative - affiliates (Note F)         17           171            56           339
Selling, general and administrative - other                        4            13            29           142
Taxes other than income taxes                                     24            28            71            77
Restructuring charges (Note F)                                     6            --            16            --
Other - affiliates                                                19            15            48            47
Other                                                             43            34           104            96
                                                               -----       -------       -------       -------
    Total other operating expenses                               163           326           493           918
                                                               -----       -------       -------       -------
OPERATING INCOME                                                 111           185           362           404
                                                               -----       -------       -------       -------

OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                      12            15            41            35
Interest income - other                                            1             1             1             4
Interest expense - affiliates                                     (2)           (4)           (9)           (1)
Interest expense - other                                         (53)          (47)         (159)         (136)
Other, net                                                        --            --             9            (2)
                                                               -----       -------       -------       -------
    Total other expense, net                                     (42)          (35)         (117)         (100)
                                                               -----       -------       -------       -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                   69           150           245           304
PROVISION FOR INCOME TAXES                                        42            64           116           133
                                                               -----       -------       -------       -------
INCOME FROM CONTINUING OPERATIONS                                 27            86           129           171
                                                               -----       -------       -------       -------
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF TAX PROVISION OF $1 AND $1 FOR THE
   THREE MONTHS AND $6 AND $7 FOR THE NINE
   MONTHS ENDED 2002 AND 2001, RESPECTIVELY                        2             3             9            11
                                                               -----       -------       -------       -------
NET INCOME                                                     $  29       $    89       $   138       $   182
                                                               =====       =======       =======       =======





                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (Wholly-Owned Indirect Subsidiary of Mirant Corporation)



                                                                     AT SEPTEMBER 30,        AT DECEMBER 31,
                                                                           2002                    2001
                                                                    -------------------      -----------------
                                                                                  (in millions)

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                 $   121             $    14
Receivables:
  Customer accounts                                                            25                   7
  Affiliates, less provision for uncollectibles
    of $123 and $123 for 2002 and 2001, respectively                          273                 282
  Notes receivable from affiliates (Note F)                                   431                 244
Assets from risk management activities (Note E)                                15                 125
Derivative hedging instruments (Notes C and E)                                109                 296
Fuel stock                                                                     43                  87
Materials and supplies                                                         63                  63
Deferred income taxes                                                         105                 102
Prepayments                                                                   166                 165
Assets held for sale (Note H)                                                 105                 309
Other                                                                          22                  60
                                                                          -------             -------
    Total current assets                                                    1,478               1,754
                                                                          -------             -------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                               2,530               2,475
Less accumulated provision for depreciation                                  (239)               (172)
                                                                          -------             -------
                                                                            2,291               2,303
Construction work in progress                                                 387                 454
Investment in suspended construction (Note A)                                 372                  --
                                                                          -------             -------
    Total property, plant and equipment, net                                3,050               2,757
                                                                          -------             -------

NONCURRENT ASSETS:
Notes receivable from affiliates  (Note F)                                    223                 223
Goodwill, net of accumulated amortization
  of $76 and $57 for 2002 and 2001, respectively (Notes A and B)            1,599               1,377
Other intangible assets, net of accumulated amortization
  of $50 and $59 for 2002 and 2001, respectively (Notes A and B)              461                 742
Assets from risk management activities (Note E)                                13                   8
Derivative hedging instruments (Notes C and E)                                 58                  99
Deferred income taxes                                                           4                  --
Prepayments                                                                    83                  35
Other, less provision for uncollectibles of $50 and
  $43 for 2002 and 2001, respectively                                          34                  42
                                                                          -------             -------
    Total noncurrent assets                                                 2,475               2,526
                                                                          -------             -------
    TOTAL ASSETS                                                          $ 7,003             $ 7,037
                                                                          =======             =======


                 The accompanying notes are an integral part of
                    these condensed balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (Wholly-Owned Indirect Subsidiary of Mirant Corporation)


                                                                               AT SEPTEMBER 30,        AT DECEMBER 31,
                                                                                     2002                   2001
                                                                             -------------------     -------------------
                                                                                             (in millions)
LIABILITIES AND MEMBER'S EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                                    $   195             $   119
Payable to affiliates                                                                   179                 153
Notes payable to affiliates (Note F)                                                     50                 190
Liabilities from risk management activities (Note E)                                     16                 141
Derivative hedging instruments (Notes C and E)                                           50                 252
Revenues subject to refund (Note G)                                                     329                 243
Liabilities related to assets held for sale (Note H)                                     12                 190
Accrued income taxes                                                                    117                   6
Accrued interest                                                                         91                  42
Other                                                                                     2                  --
                                                                                    -------             -------
    Total current liabilities                                                         1,041               1,336
                                                                                    -------             -------

NONCURRENT LIABILITIES:
Notes payable  (Note D)                                                               2,794               2,567
Deferred income taxes                                                                   146                 139
Liabilities from risk management activities (Note E)                                      9                   9
Derivative hedging instruments (Notes C and E)                                           28                  54
Other                                                                                     7                   7
                                                                                    -------             -------
    Total noncurrent liabilities                                                      2,984               2,776
                                                                                    -------             -------

COMMITMENTS AND CONTINGENT MATTERS (NOTES G AND I)

MEMBER'S EQUITY:
Member's interest                                                                     3,628               2,969
Capital contribution receivable from affiliate pursuant to ECSA (Note F)                (47)                (91)
(Accumulated deficit) retained earnings                                                (550)                108
Accumulated other comprehensive loss                                                    (53)                (61)
                                                                                    -------             -------
    Total member's equity                                                             2,978               2,925
                                                                                    -------             -------
    TOTAL LIABILITIES AND MEMBER'S EQUITY                                           $ 7,003             $ 7,037
                                                                                    =======             =======



                 The accompanying notes are an integral part of
                    these condensed balance sheets.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (UNAUDITED)
            (Wholly-Owned Indirect Subsidiary of Mirant Corporation)
                                  (In Millions)

                                                                   CAPITAL         RETAINED     ACCUMULATED
                                                                 CONTRIBUTION      EARNINGS        OTHER
                                                  MEMBER'S       RECEIVABLE      (ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                                                  INTEREST      FROM AFFILIATE     DEFICIT)         LOSS           INCOME
                                                -------------   --------------  --------------  -------------  ----------------
BALANCE, DECEMBER 31, 2001                          $ 2,969           $ (91)         $ 108          $ (61)
   Net income                                            --              --            138             --          $ 138
   Other comprehensive income (Note C)                   --              --             --              8              8
                                                                                                                   -----
   Comprehensive income                                                                                            $ 146
                                                                                                                   =====
   Dividends                                             --              --           (796)            --
   Capital contributions - cash (Note F)                136              --             --             --
   Capital contributions - noncash (Note F)             560             (53)            --             --
   Push down of tax effects of the
       implementation of SFAS No. 142                   (37)             --             --             --
   Capital contribution received pursuant
      to ECSA (Note F)                                   --              97             --             --
                                                    -------           -----          -----          -----
BALANCE, SEPTEMBER 30, 2002                         $ 3,628           $ (47)         $(550)         $ (53)
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

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                    ----------------------
                                                                                     2002             2001
                                                                                    -----          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 138          $   182
                                                                                    -----          -------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                        90              127
  Risk management activities, net                                                     (18)              26
  Deferred income taxes                                                                 4              (17)
  Restructuring charges, net of amounts paid                                           11               --
  Changes in certain assets and liabilities:
    Accounts receivable and receivables from affiliates, net                           88              281
    Inventories                                                                        46              (39)
    Other current assets                                                               37              (77)
    Other noncurrent assets                                                           (82)              15
    Accounts payable and accrued liabilities                                          117              (72)
    Accrued income taxes                                                              105               24
    Other current liabilities                                                          --               60
    Other noncurrent liabilities                                                       15               (4)
                                                                                    -----          -------
      Total adjustments                                                               413              324
                                                                                    -----          -------
      Net cash provided by operating activities                                       551              506
                                                                                    -----          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (300)            (291)
Cash from contribution of Mirant New England, LLC                                       7               --
Issuance of notes receivables from affiliates                                        (632)            (199)
Repayments on notes receivable from affiliates                                        717                7
Proceeds received from the sale of State Line, net                                    181               --
Insurance proceeds received                                                             7               13
                                                                                    -----          -------
      Net cash used in investing activities                                           (20)            (470)
                                                                                    -----          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                                 129               27
Payment of dividends                                                                 (796)            (221)
Capital contribution received from affiliate pursuant to ECSA (Note F)                 97               10
Proceeds from issuance of debt                                                        427            1,712
Repayment of debt                                                                    (200)          (1,702)
Proceeds from issuance of notes payable to affiliate                                  209              221
Repayment of notes payable to affiliate                                              (290)             (20)
                                                                                    -----          -------
      Net cash (used in) provided by financing activities                            (424)              27
                                                                                    -----          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             107               63
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         14               83
                                                                                    -----          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 121          $   146
                                                                                    =====          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                                  $ 116          $    60
                                                                                    =====          =======
Cash paid for income taxes                                                          $   1          $   118
                                                                                    =====          =======
NONCASH FINANCING ACTIVITY:
Capital contribution from forgiveness of tax liability from Mirant Americas         $  20          $    --
                                                                                    =====          =======
Conversion of notes payable to Mirant Americas to equity                            $ 217          $    --
                                                                                    =====          =======
Capital contribution of Mirant New England, LLC                                     $ 270          $    --
                                                                                    =====          =======
Capital contribution receivable from affiliate pursuant to ECSA                     $  53          $   120
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

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):


                                                         THREE MONTHS ENDED MARCH      THREE MONTHS ENDED
                                                         31, 2002, AS PREVIOUSLY        MARCH 31, 2002,
                                                                 REPORTED                 AS RESTATED
                                                        --------------------------- -------------------------
     Operating revenues.............................                $729                        $716
     Cost of fuel, electricity and other products...                 386                         386
                                                                     ---                         ---
     Gross margin...................................                 343                         330
     Other..........................................                (255)                       (253)
                                                                    -----                       -----
     Net income.....................................               $  88                       $  77
                                                                   =====                       =====


     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):


                                                         THREE MONTHS ENDED MARCH      THREE MONTHS ENDED
                                                         31, 2002, AS PREVIOUSLY        MARCH 31, 2002,
                                                                 REPORTED                 AS RESTATED
                                                        --------------------------- -------------------------
     Cash flows from operating activities...........                $192                        $173
     Cash flows from investing activities...........                (187)                       (188)
     Cash flows from financing activities...........                 (18)                          2
                                                                   ------                     ------
     Net decrease in cash and cash equivalents......               $ (13)                     $  (13)
                                                                   ======                     =======


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

     The Company has changed its classification, on the accompanying unaudited condensed consolidated statements of income, of realized and unrealized gains and losses related to commodity derivative financial instruments and risk management financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related financial instruments are included in cost of fuel, electricity and other products. Prior year amounts have been reclassified to conform to the current year presentation.

     Management believes that the accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and 2001 and for the three and nine months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

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

     As a result of the adoption of SFAS No. 142, Mirant Americas Generation discontinued amortization of goodwill effective January 1, 2002. During the first quarter of 2002, Mirant Americas Generation completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three and nine months ended September 30, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).


                                                     FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                             2001                        2001
                                                    -----------------------     ------------------------
   Net income as reported..........................           $ 89                         $ 182
   Effect of goodwill and trading rights
   amortization....................................              9                            31
                                                             -----                        ------
   Net income as adjusted..........................           $ 98                         $ 213
                                                              ====                         =====

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

     In October 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant Americas Generation adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144, the dispositions of State Line and Neenah would not have been classified as discontinued operations. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the dispositions of State Line and Neenah are now required to be presented as discontinued operations (Note H).

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

     CONCENTRATION OF REVENUES AND CREDIT RISK. Essentially all of the Company's operating revenue stems from sales to Mirant Americas Energy Marketing (Note F). However, under its agreements with Mirant Americas Energy Marketing, the Company retains the ultimate credit risk from the sales that Mirant Americas Energy Marketing engages in on its behalf to third-parties, except for sales under the Mirant Mid-Atlantic ECSA (Note F). During the three and nine months ended September 30, 2002, approximately 12% and 14%, respectively, of the Company's revenues were attributable to sales to the DWR, as compared to approximately 16% and 21%, respectively for the same periods in 2001. In addition, during the three and nine months ended September 30, 2002, approximately 25% and 29%, respectively, of the Company's revenues were attributable to sales to Mirant Americas Energy Marketing through the Company's subsidiary, Mirant Mid-Atlantic under the ECSA, whereby the ultimate credit risk to the Company from these sales is with Mirant Americas Energy Marketing.

     As of September 30, 2002, the DWR (a non-affiliate of Mirant), Mirant, Mirant Americas, Inc., and Mirant Potomac River, a direct wholly owned subsidiary of Mirant, owed Mirant Americas Generation $109 million (includes accounts receivable and open contract positions), $183 million, $256 million, and $156 million, respectively, each representing more than 10% of Mirant Americas Generation's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant Americas Generation. The Mirant exposure is related to participation in Mirant's cash management program by the Company's subsidiaries, including interest, in which the available cash of the Company's subsidiaries is loaned to Mirant on a daily basis (Note F). The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

     CAPITALIZATION OF INTEREST COST. Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and nine months ended September 30, 2002, the Company incurred $64 million and $191 million, respectively, in interest costs, of which $9 million and $23 million, respectively, were capitalized and included in construction work in progress. For the three and nine months ended September 30, 2001, the Company incurred $54 million and

$148 million, respectively, in interest costs, of which $3 million and $11 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the periods.

     As part of Mirant's restructuring plan announced in March of 2002, the Company suspended construction on several projects and no longer capitalizes interest on these projects. The construction cost related to these projects is shown as "Investment in suspended construction" on the unaudited condensed consolidated balance sheet.

     INVESTMENT IN SUSPENDED CONSTRUCTION. The Company reviews suspended construction projects for impairment in accordance with SFAS No. 144. SFAS No. 144 requires long-lived assets that are held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. If changes in circumstances or events suggest that an impairment may exist, an impairment loss is recognized if the sum of the estimated future undiscounted cash flows is less than the carrying value of the assets. During the nine months ended September 30, 2002, the Company postponed construction on certain plants which it intends to resume construction on at a later date. Upon a determination that the plants will not be completed, the carrying value of the projects would be assessed for impairment.

B.   GOODWILL AND OTHER INTANGIBLE ASSETS

     During the first quarter of 2002, Mirant Americas Generation recorded $31 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation. Subsequent to September 30, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of September 30, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

     All of Mirant Americas Generation's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. During the three and nine months ended September 30, 2002, the Company transferred $0 and $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three and nine months ended September 30, 2002 was approximately $4 million and $12 million, respectively. The components of other intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in millions):

                                              SEPTEMBER 30, 2002                         DECEMBER 31, 2001
                                    ----------------------------------------    ------------------------------------
                                      GROSS CARRYING       ACCUMULATED          GROSS CARRYING      ACCUMULATED
                                          AMOUNT           AMORTIZATION             AMOUNT          AMORTIZATION
                                    ------------------- -------------------    ------------------ -----------------
Trading rights                            $ 207               $ (28)                 $ 453             $ (45)
Development rights                          159                 (14)                   199                (9)
Emissions allowances                        131                  (7)                   131                --
Other intangibles                            14                  (1)                    18                (5)
                                          -----                -----                 -----              -----
  Total other intangible assets           $ 511               $ (50)                 $ 801             $ (59)
                                          =====               ======                 =====             ======

     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $21 million for the year ended December 31, 2002 and $17 million for each of the following four years.

C.   COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income(loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and nine months ended September 30, 2002 and 2001 (in millions):


                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             ------------------------    -----------------------
                                                                2002        2001           2002        2001
                                                                ----        ----           ----        ----
          Net income...................................         $ 29         $ 89          $ 138      $ 182
          Other comprehensive income (loss)                       (5)         (93)             8         21
                                                               ------      -------        ------      -----
          Comprehensive income.........................         $ 24         $ (4)         $ 146      $ 203
                                                                ====         =====         =====      =====

     Components of accumulated other comprehensive loss consisted of the following, net of tax (in millions):


        BALANCE, DECEMBER 31, 2001.....................................         $  (61)

        Other comprehensive income for the period:
          Change in fair value of derivative instruments, net of tax
                effect of $(35)........................................             47
          Reclassification to earnings, net of tax effect of $47.......            (39)
                                                                                -------
        Other comprehensive income.....................................              8
                                                                               -------

        BALANCE, SEPTEMBER 30, 2002....................................         $  (53)
                                                                                =======


     The $53 million balance of accumulated other comprehensive loss at September 30, 2002 includes the impact of $119 million related to interest rate swap breakage costs and $66 million of gains on commodity price management hedges.

     Mirant Americas Generation estimates that $28 million ($45 million of commodity hedge gains and $17 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of September 30, 2002 will be reclassified from OCI into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts and interest payments are realized.

D.    DEBT

     As of September 30, 2002, Mirant Americas Generation had noncurrent notes payable outstanding of $2.8 billion, including senior notes and bank credit facilities.

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

     At September 30, 2002, the Company had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. In July 2002, the Company fully drew the commitments under its two credit facilities. The net proceeds from additional borrowings of approximately $227 million were used primarily to repay $131 million of notes payable to affiliates. The remaining amount is expected to be used for working capital and capital expenditures. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of September 30, 2002, the outstanding borrowings under Credit Facility B were $250 million at an interest rate of 3.31%, and the outstanding borrowings under Credit Facility C were $50 million at an interest rate of 3.31%.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of September 30, 2002, there were no events of default under such credit facilities.

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

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. Amounts reclassified to operating income include commodity net gains and losses from both taxable and non-taxable entities. Taxes are provided on the commodity net gains and losses related to the taxable entities within Mirant Americas Generation. After-tax derivative net losses of $15 million and $39 million during the three and nine months ended September 30, 2002, respectively, were reclassified as follows (in millions):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                        ---------------------  --------------------
          Reclassified to operating income............        $  39                  $  99
          Reclassified to interest expense............           (5)                   (13)
          Tax provision...............................           19                     47
                                                              -----                 ------
          Net reclassification to earnings (Note C)...        $  15                  $  39
                                                              =====                  =====

     The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and nine months ended September 30, 2002, gains or losses arising from hedge ineffectiveness were $6 million. At September 30, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2007.

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

     At September 30, 2002, Mirant Americas Generation had a net commodity derivative hedging asset of approximately $89 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At September 30, 2002, these contracts relate to periods through 2007. The net notional amount, or net short position, of the commodity derivative hedging instruments for natural gas, electricity, crude oil and residual fuel at September 30, 2002 was approximately 1 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.


                                                                     EQUIVALENT          AVERAGE
                                            NOMINAL UNITS          MEGAWATT-HOURS       DURATION
                                             LONG (SHORT)           LONG (SHORT)         (YEARS)
                                          ------------------      ---------------      ----------
   Natural gas......................       21 million mmbtu         2.1 million            1.50
   Electricity......................       (9) million mwh          (9) million            1.13
   Crude oil........................      3 million barrels         1.3 million            1.77
   Residual fuel....................      7 million barrels         4.5 million            1.00

    Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheets.

INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant Americas Generation from time to time enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instruments. At September 30, 2002, the Company was not a party to any interest rate swaps.

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

     At September 30, 2002, the Company had contracts that related to periods through 2010. The net notional amount, or net short position, of the risk management assets and liabilities at September 30, 2002 was approximately 1 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.


                                                                     EQUIVALENT          AVERAGE
                                            NOMINAL UNITS          MEGAWATT-HOURS       DURATION
                                             LONG (SHORT)           LONG (SHORT)         (YEARS)
                                             ------------         ---------------      ---------
   Natural gas......................       16 million mmbtu         1.6 million            0.70
   Electricity......................       (3) million mwh          (3) million            1.47
   Crude oil........................     0.3 million barrels        0.1 million            0.73
   Residual fuel....................     0.2 million barrels        0.1 million            1.75

    The fair values of Mirant Americas Generation's risk management assets and liabilities as of September 30, 2002 are included in the following table (in millions).

                                                      RISK MANAGEMENT
                                                   ----------------------
                                                    ASSETS    LIABILITIES
                                                    ------    -----------
          Energy commodity instruments:
          Electricity............................      $ 9        $ 15
          Natural gas............................       14           6
          Crude oil..............................        2          --
          Residual fuel..........................        3           4
                                                     -----       -----
          Total..................................     $ 28        $ 25
                                                     =====       =====

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $43 million and $104 million for the three and nine months ended September 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002, Mirant Mid-Atlantic received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million relates to the favorable pricing variance over the remaining months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

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


                                                                  FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                 ------------------------    -----------------------
                                                                    2002        2001           2002        2001
                                                                    ----        ----           ----        ----
    Management, personnel and services agreement..............      $  5        $   9           $ 22      $  26
    Services agreements.......................................         5          162             16        313
    Administration arrangement................................         8           --             13         --
    Other.....................................................        (1)          --              5         --
                                                                 --------        ----         ------    --------
       Total selling, general and administrative expenses -
       affiliates.............................................      $ 17        $ 171           $ 56      $ 339
                                                                    ====        =====           ====      =====

Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three and nine months ended September 30, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):


                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -----------------------     -----------------------
                                                                2002       2001            2002        2001
                                                                ----       ----            ----        ----
     Cost of fuel, electricity and other products               $  1         $ 1            $  4        $ 4
     Maintenance                                                  10          10              31         33
     Selling, general and administrative expense.........          5           9              22         26
     Other operating expense.............................         19          15              48         47
                                                               -----       -----           -----      -----
        Total costs under the Management, Personnel and
          Services Agreement.............................       $ 35        $ 35           $ 105      $ 110
                                                                ====        ====           =====      =====

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

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002; however, the new agreements do not contain a bonus for Mirant Americas Energy Marketing based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the three and nine months ended September 30, 2002 and approximately $157 million and $297 million during the three and nine months ended September 30, 2001, respectively. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, will pay Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. The new agreements expire December 31, 2002.

     During the three and nine months ended September 30, 2002 and 2001, the Company incurred approximately $5 million and $16 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

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

Administration Arrangement with Mirant Services
     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. For the three and nine months ended September 30, 2002, the Company incurred approximately $8 million and $13 million, respectively in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both September 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended September 30, 2002 and 2001 and $17 million for both the nine months ended September 30, 2002 and 2001.

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

     At September 30, 2002, the subsidiaries of the Company had made net advances to Mirant under the cash management agreements totaling $125 million (consisting of approximately $175 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and approximately $50 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand and accrued interest at various rates. Effective February 1, 2002, the interest rate payable on advances from Mirant Mid-Atlantic was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments.

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

CAPITAL CONTRIBUTION OF NOTES PAYABLE TO AFFILIATE

     During 2002, Mirant Americas made cash capital contributions of $102 million to certain operating subsidiaries of the Company. In addition, Mirant Americas made noncash capital contributions to the Company of $217 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable. These capital contributions are reflected in the accompanying unaudited condensed consolidated financial statements.

CAPITAL CONTRIBUTION AGREEMENT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, which are both wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. Total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $26 million for the nine months ended September 30, 2002, as compared to $15 million for the same period in 2001.

RESTRUCTURING CHARGES

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and nine months ended September 30, 2002, the Company recorded pre-tax restructuring charges of $6 million and $16 million, respectively, for severance costs and costs related to suspending planned power plant developments.


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

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant Americas Generation. As of September 30, 2002, the total amount owed to Mirant Americas Generation by the CAISO and the PX as a result of these defaults was $302 million. During 2000 and 2001, Mirant Americas Generation took provisions in relation to these and other uncertainties arising from the California power markets (discussed elsewhere in this Note) of $229 million pre-tax.

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

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant Americas Generation's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Mirant Americas Generation estimates that the amount of such refunds, together with the refunds potentially resulting from resolution of the Annual Requirement Proceeding described above, as of September 30, 2002, would have been approximately $298 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and the Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded.

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

     On December 12, 2002, the ALJ in the California refund proceeding issued an initial decision providing for a method to implement the FERC's mitigated market clearing price methodology set forth in its July 25, 2001 order and a preliminary determination of what refunds are owed under that methodology. In addition, the ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the initial amounts owed to Mirant and its subsidiaries (including Mirant Americas Generation entities) from the CAISO and the PX totaled approximately $292 million and that Mirant and its subsidiaries (including Mirant Americas Generation entities) owed the CAISO and the PX refunds totaling approximately $170 million. Mirant Americas Generation cannot at this time determine what portion of these amounts pertains to subsidiaries of Mirant that are not Mirant Americas Generation entities. The ALJ recommended that any refunds owed by a supplier to the CAISO and the PX should be offset against any outstanding amounts owed to that supplier by the CAISO and the PX. Under this approach, Mirant and its subsidiaries (including Mirant Americas Generation entities) would be owed net amounts totaling approximately $122 million from the CAISO and the PX. The ALJ stressed that the monetary amounts are not final since they do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. Mirant Americas Generation believes that the amount identified by the ALJ to be owed to Mirant (including Mirant Americas Generation entities) by the PX fails to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant (including Mirant Americas Generation entities) by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $36 million. The amount owed to Mirant and its subsidiaries (including Mirant Americas Generation entities) from either the CAISO or the PX or any refund that Mirant and its subsidiaries (including Mirant Americas Generation entities) might be determined to owe to the CAISO or the PX may also be affected materially by the FERC's resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, and whether the refund period should include periods prior to October 2, 2000. Mirant and its subsidiaries (including Mirant Americas Generation entities) have until January 13, 2003 to appeal the ALJ's initial decision to the FERC, at which time the FERC may accept, reject or modify any and all parts of that decision.

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

     These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs' motion seeking to have the six cases remanded to the California state court. That decision remanding the Six Coordinated Suits to the California state courts has been appealed to the United States Court of Appeals for the Ninth Circuit by the defendants that filed the crossclaims. Those defendants have requested the district court to stay its remand decision until the Ninth Circuit can act on their appeal, but the district court has not yet ruled upon that request. If the district court's remand order is not stayed, then the Six Coordinated Suits will be remanded to the Superior Court for San Diego County and will go forward before that court while the appeal is pending.

     Seven additional rate payer lawsuits were filed between April 23, 2002 and May 24, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's antitrust statute. Each of the plaintiffs seeks class action status for their respective case. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts.

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

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of September 30, 2002, the total amount owed to Mirant Americas Generation by Enron was approximately $55 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Pepco Asbestos Litigation: On December 19, 2000, Mirant Americas Generation entities, together with affiliates Mirant Potomac River and Mirant Peaker, and with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant Americas Generation entities agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant Americas Generation of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, the plaintiff's allegation of liability on the part of PEPCO is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Five suits have been set for trial in 2003, while the remainder have not yet been scheduled for trial. The Company believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered. Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the State of New York concerning the air quality control implications of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. If a violation is determined to have occurred at Plant Lovett, Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations, but the state or federal government could seek fines and penalties from Mirant New York, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

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

FUEL SUPPLY AGREEMENTS

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. At September 30, 2002, total estimated minimum commitments under the agreement were $525 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

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

     Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $618 million at September 30, 2002.

CONSTRUCTION RELATED COMMITMENTS

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At September 30, 2002, these construction related commitments totaled approximately $224 million.

LONG-TERM SERVICE AGREEMENTS

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of September 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $294 million. As of September 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $315 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

OPERATING LEASES

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between
28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $72 million for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

     Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At September 30, 2002, the termination value was approximately $1.4 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and nine month periods ended September 30, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of September 30, 2002 was approximately $5 million.

H. DISCONTINUED OPERATIONS

     In July 2002, the Company announced that it had entered into an agreement to sell Neenah for approximately $109 million. The proceeds from the sale of Mirant's investment in Neenah are expected to approximate book value. The sale is expected to close in the first quarter of 2003. In February 2002, the Company announced that it had entered into an agreement to sell its State Line generating facility for $181 million plus an adjustment for working capital. The sale was completed in June 2002. This asset was sold at approximately book value based on the value of the asset at the date of sale.

     Mirant Americas Generation's results of discontinued operations for the three and nine months ended September 30, 2002 and 2001 were as follows (in millions):


                                                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             ------------------------    ------------------------
                                                                2002        2001           2002        2001
                                                                ----        ----           ----        ----
          Revenue.........................................       $ 4          $17            $36       $ 52
          Expense.........................................        (1)         (13)           (19)       (34)
          Impairment loss.................................        --            -             (2)        --
                                                                  --         ----           -----     -----
          Pre-tax income..................................         3            4             15         18
          Taxes...........................................         1            1              6          7
                                                                 ---          ---           ----       ----
          Net income......................................       $ 2          $ 3           $  9       $ 11
                                                                 ===          ===           ====       ====

     The table below presents the components of the balance sheet accounts, classified as current assets and liabilities held for sale as of September 30, 2002 and December 31, 2001 (in millions):

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                       --------------   ------------
         CURRENT ASSETS:
         Cash ................................            $ --            $  1
         Accounts and notes receivable .......               1              16
         Inventory ...........................              --               4
         Prepayments .........................               3               2
         Materials and supplies ..............               1              --
         Property, plant and equipment .......             100             277
         Intangibles .........................              --               9
                                                          ----            ----
            Total current assets held for sale            $105            $309
                                                          ====            ====
         CURRENT LIABILITIES:
         Taxes and other payables ............               7            $ 29
         Deferred taxes ......................               5              18
         Other long-term debt ................              --             143
                                                          ----            ----
            Total current liabilities held for
            sale .............................            $ 12            $190
                                                          ====            ====



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Americas Generation, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002, and the related statements of member's equity and cash flows for the nine-month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, and the related statement of cash flows for the nine-month period ended September 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.


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

     In November 2002, Mirant Americas Energy Marketing exercised its option under the ECSA to purchase 100% of the Mirant Mid-Atlantic's energy and capacity in 2003. At the time the option was exercised, the market price for energy to be delivered in 2003 was less than the price received for revenue recorded under the ECSA in 2002, after the reduction for the favorable pricing variance. Accordingly, revenues recorded in 2003, after the reduction for the favorable pricing variance, will be less than the revenue recorded in 2002. In the event that Mirant Americas Energy Marketing exercises its option for 2004 and similar market conditions exist at that time, revenue recorded in 2004, after the reduction for the favorable pricing variance, will also be less than in 2002. The cash flows received under the ECSA are unaffected by changes in market price. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because Mirant Mid-Atlantic's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, Mirant Mid-Atlantic would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. If current market conditions persist, the inability to enter into contracts with margins similar to those realized in 2002 when the ECSA expires would also be expected to adversely impact our future operating results.

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

     Although neither the certificates nor the lessor notes are obligations of, or guaranteed by, us or Mirant Mid-Atlantic, the amount unconditionally payable by Mirant Mid-Atlantic under the leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. The lease obligations of Mirant Mid-Atlantic are not obligations of, or guaranteed by, us or our indirect parent, Mirant, or any of its other affiliates. However, Mirant is currently providing the credit support to fund the rent payment reserve required in connection with this lease transaction.

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

     In the course of resolving Mirant's previously announced accounting issues discussed above, and the concurrent review of Mirant's interim financial statements, errors affecting the Company's historical financial statements were identified. At March 31, 2002, revenue related to Mirant Mid-Atlantic ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a member's equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from Mirant Mid-Atlantic to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note F. In addition, the Company recorded an addition to member's equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when Mirant Mid-Atlantic became committed to provide the additional energy to Mirant Americas Energy Marketing.

     A summary of these adjustments that affect net income is as follows (in millions):


                                              INCREASE (DECREASE) IN NET INCOME
                                                         FIRST QUARTER
                                                             2002
                                              ---------------------------------
Mirant Mid-Atlantic ECSA............................        $ (11)
Other, net..........................................           --
                                                          -------
  TOTAL CORRECTIONS.................................        $ (11)
                                                            ======

    A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):


                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS       MARCH 31, 2002,
                                                      PREVIOUSLY REPORTED         AS RESTATED
                                                     ----------------------- ----------------------
  Operating revenues.............................            $729                     $716
  Cost of fuel, electricity and other products...             386                      386
                                                             ----                     ----
  Gross margin...................................             343                      330
  Other..........................................            (255)                    (253)
                                                             -----                    -----
  Net income.....................................           $  88                    $  77
                                                            =====                    =====

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):


                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS       MARCH 31, 2002,
                                                      PREVIOUSLY REPORTED         AS RESTATED
                                                     ----------------------- ----------------------
  Cash flows from operating activities...........            $192                     $173
  Cash flows from investing activities...........            (187)                    (188)
  Cash flows from financing activities...........             (18)                       2
                                                            ------                  ------
  Net decrease in cash and cash equivalents......           $ (13)                  $  (13)
                                                            ======                  =======

     Mirant's independent auditors assessed Mirant's internal controls of its North American energy marketing and risk management operations as part of the interim review of Mirant for the second quarter. The independent auditors provided Mirant with detailed process improvement recommendations to address internal control deficiencies in existence at June 30, 2002. The independent auditors have advised Mirant's Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit." Mirant has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Mirant has discussed its proposed actions with its Audit Committee and its independent auditors. Mirant Americas Energy Marketing personnel prepare certain entries to the Company's accounts, however, there has been no indication that control deficiencies present in Mirant's North American energy marketing and risk management operations directly impact the Company or its financial statements. Mirant has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in Mirant's or the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements despite the presence of the control weaknesses at Mirant noted above.

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

RESULTS OF OPERATIONS

     Results of operations for the three and nine months ended September 30, 2002 include revenue under a power sales agreement with the California DWR and under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing. Our power sales agreement with the California DWR expires in December 2002 and is above current market prices. In addition, revenue recognized under Mirant Mid-Atlantic's ECSA agreement with Mirant Americas Energy Marketing was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

     Significant income statement items appropriate for discussion include the following:


                                                                          INCREASE (DECREASE)
                                                           --------------------------------------------------
                                                                THIRD QUARTER             YEAR-TO-DATE
                                                           ------------------------ -------------------------
                                                                             (in millions)
Operating revenues.....................................         (497)       (38%)         (2,147)    (51%)
Cost of fuel, electricity and other products...........         (260)       (33%)         (1,680)    (58%)
Gross margin...........................................         (237)       (46%)           (467)    (35%)
Other operating expenses
   Maintenance.........................................           (4)       (15%)            (14)    (14%)
   Depreciation and amortization.......................          (11)       (28%)            (34)    (29%)
   Selling, general and administrative.................         (163)       (89%)           (396)    (82%)
   Taxes other than income taxes.......................           (4)       (14%)             (6)     (8%)
   Restructuring charges...............................            6        100%              16     100%
   Other operating expenses............................           13         27%               9       6%
Other expense, net.....................................            7         20%              17      17%
Provision for income taxes.............................          (22)       (34%)            (17)    (13%)


     Operating Revenues. Our operating revenues for the three and nine months ended September 30, 2002 were $794 million and $2.1 billion, respectively, a decrease of $497 million and $2.1 billion from the same periods in 2001. These decreases were primarily due to decreased prices for power and reduced generation particularly in the western United States during the first nine months of 2002. In addition, revenues from our Mid-Atlantic operations were lower in 2002 primarily due to decreased prices for our energy under Mirant Mid-Atlantic's ECSA and the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing. This was partially offset by operating revenues related to Mirant New England, LLC which was contributed to us by our parent in January 2002.

     Cost of Fuel, Electricity and Other Products. Our cost of fuel, electricity and other products for the three and nine months ended September 30, 2002 were $520 million and $1.2 million, respectively, compared to $780 million and $2.9 billion for the same periods in 2001. These decreases of $260 million and $1.7 billion were primarily attributable to decreased generation and lower prices for natural gas particularly in the western United States during the first nine months of 2002. This was offset somewhat by costs related to Mirant New England, LLC which was contributed to us in January 2002.

     Gross Margin. Our gross margins for the three and nine months ended September 30, 2002 were $274 million and $855 million, respectively, representing 35% and 42%, respectively, of revenues, compared to $511 million and $1.3 billion, representing 40% and 31%, respectively, for the same periods in 2001. These decreases of $237 million and $467 million were primarily due to decreased prices for power and reduced generation particularly in the western United States. However, these changes in gross margin as a percent of revenues of (5%) and 11%, were primarily related to Mirant Mid-Atlantic and the termination in August 2001 of the prior contracts with Mirant Americas Energy Marketing under which the Company received current market prices for energy delivered which was offset by the commencement of the ECSA and the power sales agreement with the California DWR.

     Gross margin for the three and nine months ended September 30, 2002 includes contracts which resulted in higher margins in 2001 than are currently available based on forward price curves. Since September 30, 2002, we have seen lower liquidity in forward markets for both gas and electricity. If these market conditions persist, they would put additional adverse pressure on future margins.

     Other Operating Expenses. Our other operating expenses for the three and nine months ended September 30, 2002 were $163 million and $493 million, respectively, compared to $326 million and $918 million for the same periods in 2001. The following factors were responsible for the decreases in other operating expenses:

o Maintenance expenses for the three and nine months ended September 30, 2002 were $22 million and $85 million, respectively, compared to $26 million and $99 million for the same periods in 2001. These decreases of $4 million and $14 million were primarily due to higher maintenance requirements in 2001 from our plants in the western United States as a result of the increased demand on those plants during those periods.

o Depreciation and amortization expenses for the three and nine months ended September 30, 2002 were $28 million and $84 million, respectively, compared to $39 million and $118 million for the same periods in 2001. These decreases of $11 million and $34 million were primarily a result of the elimination of goodwill amortization from the implementation of SFAS No. 142.

o Selling, general and administrative expenses for the three and nine months ended September 30, 2002 were $21 million and $85 million, respectively, compared to $184 million and $481 million for the same periods in 2001. These decreases of $163 million and $396 million resulted primarily from provisions taken in the first quarter of 2001 related to uncertainties in the California power markets and costs incurred during the second quarter of 2001 under the net revenue sharing arrangements with Mirant Americas Energy Marketing.

o Taxes other than income taxes for the three and nine months ended September 30, 2002 were $24 million and $71 million, respectively, compared to $28 million and $77 million for the same periods in 2001. These decreases of $4 million and $6 million were primarily due to reductions in property taxes in New York and partially offset by increases in property taxes in Maryland. In addition, in the second quarter of 2001, we recorded an adjustment to reflect actual tax assessments primarily related to the period from 1999 through June 2001.

o Restructuring charges for the three and nine months ended September 30, 2002 were $6 million and $16 million, respectively. There were no restructuring charges in 2001. These charges related primarily to severance costs for terminated employees as well as costs for suspending planned power plant developments.

o Other operating expenses for the three and nine months ended September 30, 2002 were $62 million and $152 million, respectively, compared to $49 million and $143 million for the same periods in 2001. These increases of $13 million and $9 million were primarily due to lower operating labor costs in 2001 from our plants in the western United States as a result of the increased maintenance labor costs on those plants during those periods.

      Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2002 was $42 million and $117 million, respectively, compared to $35 million and $100 million for the same periods in 2001. These increases of $7 million and $17 million were primarily due to increased interest expense due to higher outstanding debt, higher interest rates, and amortization of interest rate swaps and partially offset by additional interest income from our cash management program with Mirant.

     Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2002 were $42 million and $116 million, respectively, compared to a provision of $64 million and $133 million for the same periods in 2001. The primary reason for these decreases was due to our change in the form of our organization effective November 1, 2001 from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

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

Operating Activities. During the nine months ended September 30, 2002, we generated net cash from operations of approximately $551 million, compared to $506 million for the same period in 2001. This increase is primarily due to the decrease in net income offset by non-cash charges and the timing of payments for income taxes, accounts payable and accrued liabilities, inventories and other current assets.

Investing Activities. During the nine months ended September 30, 2002, we used $20 million from investing activities compared to $470 million for the same period in 2001. During the nine months ended September 30, 2002, our investing activities were primarily attributable to net proceeds from the sale of State Line of $181 million, the issuance of notes receivable from affiliates of $632 million, partly offset by repayments of notes receivable from affiliates of $717 million and capital expenditures of $300 million. During the nine months ended September 30, 2001, our investing activities were primarily attributed to $291 million in capital expenditures and $199 million in issuances of notes receivable from affiliates.

Financing Activities. During the nine months ended September 30, 2002, our financing activities used $424 million in net cash as compared to $27 million of cash provided by financing activities during the same period in 2001. During the nine months ended September 30, 2002, our financing activities included receipt of $427 million in proceeds from the issuance of debt under our credit facilities, $209 million in proceeds from the issuance of notes payable to affiliates, $129 million in capital contributions from Mirant Americas and $97 million related to the ECSA. These inflows were offset by the repayment of debt under our credit facilities of $200 million, repayment of notes payable to affiliates of $290 million and payment of $796 million in dividends to Mirant Americas. During the nine months ended September 30, 2001, our financing activities included $221 million in dividends and the repayment of debt of $1,702 million offset by proceeds from the issuance of debt of $1,712, proceeds from the issuance of notes payable to affiliates of $221 million and capital contributions of $27 million from Mirant Americas.

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

CREDIT FACILITIES

     At September 30, 2002, we had two credit facilities, each entered into in October 1999, which consisted of a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. In July 2002, the Company fully drew the commitments under its two credit facilities. The net proceeds from additional borrowings of approximately $227 million were used primarily to repay $131 million of notes payable to affiliates. The remaining amount is expected to be used for working capital and capital expenditures. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of September 30, 2002, the outstanding borrowings under Credit Facility B were $250 million at an interest rate of 3.31%, and the outstanding borrowings under Credit Facility C were $50 million at an interest rate of 3.31%.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of September 30, 2002, there were no events of default under such credit facilities.

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $43 million and $104 million for the three and nine months ended September 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002, Mirant Mid-Atlantic received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million relates to the favorable pricing variance over the remaining three months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. This election will result in an adjustment of approximately $120 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce Mirant Mid-Atlantic's fixed charge coverage ratios calculated for the purpose of determining its ability to make dividend payments. Because Mirant Mid-Atlantic's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, Mirant Mid-Atlantic would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

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

     Mirant Peaker and Mirant Potomac River borrowed funds from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation assets. At both September 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

    BORROWER                           PRINCIPAL    INTEREST RATE    MATURITY
    --------                           ----------   --------------   --------
    Mirant Potomac River............      $ 152            10%       12/30/2028
    Mirant Peaker...................       $ 71            10%       12/30/2028

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac and Mirant Peaker was $6 million for the three months ended September 30, 2002 and 2001 and $17 million for both the nine months ended September 30, 2002 and 2001.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

ADMINISTRATION ARRANGEMENT WITH MIRANT SERVICES

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $2.7 million per month and the initial term of the agreement expires on December 31, 2002. For the three and nine months ended September 30, 2002, the Company incurred approximately $8 million and $13 million, respectively in costs under this arrangement. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

MANAGEMENT, PERSONNEL AND SERVICES AGREEMENT WITH MIRANT SERVICES

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three and nine months ended September 30, 2002 were $35 million and $105 million, respectively, and $35 million and $110 million, respectively, for the three and nine months ended September 30, 2001.

CONSTRUCTION RELATED COMMITMENTS

     We have entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At September 30, 2002, these construction related commitments totaled approximately $224 million.

LONG-TERM SERVICE AGREEMENTS

     We have entered into long-term service agreements for the maintenance and repair by third parties for certain combustion turbine generating plants, which are in effect through approximately 2016. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of September 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were approximately $294 million. As of September 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $315 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

FUEL COMMITMENTS

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. At September 30, 2002, total estimated minimum commitments under the agreement were $525 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

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

      Mirant Americas Generation has total minimum commitments under the fuel purchase and transportation agreements noted above of $618 million at September 30, 2002.

OPERATING LEASES

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between
28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $72 million for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict the Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

     Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At September 30, 2002, the termination value was approximately $1.4 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and nine month periods ended September 30, 2002 and 2001. The total notional minimum lease payments for the remaining life of these leases as of September 30, 2002 was approximately $5 million.

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

o    CALIFORNIA ATTORNEY GENERAL LITIGATION

o DEFAULTS BY SCE AND PACIFIC GAS AND ELECTRIC AND THE BANKRUPTCIES OF PACIFIC GAS AND ELECTRIC AND THE PX

o    RELIABILITY-MUST-RUN AGREEMENTS

o    WESTERN POWER MARKETS PRICE MITIGATION AND REFUND PROCEEDINGS

o    DWR POWER PURCHASES

o    CALIFORNIA RATE PAYER LITIGATION

o    ENRON BANKRUPTCY PROCEEDINGS

o    STATE LINE

o    PEPCO ASBESTOS LITIGATION

o    ENVIRONMENTAL INFORMATION REQUESTS

o    NEW YORK PROPERTY TAX

Other Contingencies:

     NONE


     Additionally, for recent events occurring after September 30, 2002 reference is made to Note G to the financial statements filed as part of this quarterly report on Form 10-Q.

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

     As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to September 30, 2002, there may be an impairment of goodwill at Mirant Americas Generation as a result of the overall conditions impacting the energy sector. Mirant Americas Generation cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of September 30, 2002, Mirant Americas Generation's goodwill was $1.6 billion.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $3 million at September 30, 2002. During the nine months ended September 30, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation four times, which falls well within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     The Company has evaluated the effectiveness of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. The evaluation did not identify any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures. The Company does note, however, that it is in the process of being reaudited. The results of the reaudit (including conclusions regarding the Company's disclosure controls and procedures) cannot be determined. No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

         None.

(b)  REPORTS ON FORM 8-K.

          During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated August 14, 2002. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT AMERICAS GENERATION, LLC




    By /s/ Stephen G. Gillis
       -------------------------------
          STEPHEN G. GILLIS
          VICE PRESIDENT AND CONTROLLER
          (PRINCIPAL ACCOUNTING OFFICER)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002


                                            /s/  Richard J. Pershing
                                            ----------------------------------
                                            Richard J. Pershing
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
                                                  /s/  J. William Holden
                                                  -----------------------------
                                                  J. William Holden
                                                  Senior Vice President, Finance
                                                  And Accounting
                                                  (Principal Financial Officer)