Form 10-K
period 2002-12-31
MIRANT AMERICAS GENERATING LLC
filed 2003-04-30
CIK 1140761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                                       OR



      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER: N/A

                             ---------------------

                        MIRANT AMERICAS GENERATION, LLC
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0390520
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)

    1155 PERIMETER CENTER WEST, SUITE 100,                         30338
               ATLANTA, GEORGIA                                  (Zip code)
   (Address of principal executive offices)

                (678) 579-5000                                 WWW.MIRANT.COM
       (Registrant's telephone number,                           (Web Page)
             including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no classes of membership interests held by non-affiliates.

     We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                    PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................    11
Item 3   Legal Proceedings...........................................    12
Item 4   Submission of Matters to a Vote of Security Holders.........    24

                                   PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    24
Item 6   Selected Financial Data.....................................    24
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    25
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    52
Item 8   Financial Statements and Supplementary Data.................    55
Item 9   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    55

                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........    55
Item 11  Executive Compensation......................................    58
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    58
Item 13  Certain Relationships and Related Transactions..............    58
Item 14  Controls and Procedures.....................................    58
Item 15  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................    59

                                  DEFINITIONS

TERM                                                               MEANING
----                                                               -------
Mirant......................................   Mirant Corporation and its subsidiaries
Mirant Americas.............................   Mirant Americas, Inc.
Mirant Americas Development.................   Mirant Americas Development, Inc.
Mirant Americas Energy Marketing............   Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation or the Company...   Mirant Americas Generation, LLC and its
                                               subsidiaries
MAGL........................................   Mirant Americas Generation, LLC (excluding
                                               subsidiaries)
Mirant California...........................   Mirant California, LLC
Mirant Chalk Point..........................   Mirant Chalk Point, LLC
Mirant Delta................................   Mirant Delta, LLC
Mirant Mid-Atlantic.........................   Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York.............................   Mirant New York, Inc. and Mirant New York
                                               Investments, Inc., collectively
Mirant Peaker...............................   Mirant Peaker, LLC
Mirant Potomac River........................   Mirant Potomac River, LLC
Mirant Potrero..............................   Mirant Potrero, LLC
Mirant Services.............................   Mirant Services, LLC
Mirant Texas................................   Mirant Texas Investments, Inc. and Mirant Texas
                                               Management, Inc., collectively
Mirant Wisconsin............................   Mirant Wisconsin Investments, Inc.
Neenah......................................   Mirant Americas Generation's Neenah generating
                                               facility

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 12,000 MW of electric generation capacity in the United States. We operate 92 generating units at 22 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas, giving us access to a wide variety of wholesale customers. Our portfolio of generating facilities is diversified by geographic regions, fuel types, power markets and dispatch types.

     We are a national independent power provider that produces and sells electricity. We use derivative financial instruments, such as forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. These transactions are executed on behalf of the Company by Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing"), an affiliate company. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by our generating units and procures emissions credits that are utilized in connection with our operations.

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant). Mirant is working on a restructuring plan pursuant to which Mirant will ask certain of its and our creditors to defer repayment of principal. We refer you to the discussion of "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Mirant Restructuring" and
"-- Factors That Could Affect Future Performance."

     Also refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

RECENT DEVELOPMENTS

     In December 2002, the Company commenced operation of its expansion project (173 MW) at its Kendall facility located in Cambridge, Massachusetts.

     Effective January 1, 2002, Mirant Americas, Inc. ("Mirant Americas"), our parent, transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $270 million, respectively, in 2002.

     At January 1, 2002, Mirant New England, LLC's significant assets were $7 million of cash, a $255 million note receivable from Mirant Americas, interest receivable from Mirant Americas of $37 million, goodwill of $28 million and other current assets of $28 million. The note receivable is payable on demand and bears interest at 6%, payable monthly. Mirant New England, LLC's liabilities consisted primarily of accounts payable of $49 million, deferred tax liabilities of $25 million and other current liabilities of $10 million.

     Mirant New England, LLC's revenue is primarily derived from a power sales contract pursuant to which Mirant New England, LLC sells electricity at fixed prices to two unaffiliated utilities in order for these utilities to meet their supply requirements. This sales contract expires in February 2005. The electricity sold by Mirant New England, LLC under this contract was purchased from Mirant Americas Energy Marketing at current market prices. During 2002, this sales contract was transferred to Mirant Canal, LLC, one of our existing subsidiaries, which sells electricity generated by its facilities directly to the two utilities. In addition, Mirant New England, LLC sells energy and capacity, which it purchases from Mirant Americas Energy Marketing, into the New England energy market at current market prices.

     In 2002, as a result of changing market conditions and constrained access to capital, Mirant adopted a plan to restructure its operations, including those of the Company, by selling certain generating facilities, canceling or suspending planned power plant developments, closing business development offices and severing employees. As a result, we have suspended our Contra Costa plant expansion in California. We initially delayed our Bowline plant expansion in New York and subsequently suspended construction in April 2003. In addition, in June 2002, we sold our State Line generating facility in Indiana and, in January 2003, we sold our Neenah generating facility in Wisconsin. We continue to evaluate whether any additional actions will be necessary as part of Mirant's implementation of its restructuring plan.

     Effective May 1, 2003, our subsidiary, Mirant Mid-Atlantic, LLC ("Mirant Mid-Atlantic"), terminated its fixed rate energy and capacity sales agreement (the "ECSA") with Mirant Americas Energy Marketing and entered into a new Power and Fuel Agreement to sell energy and capacity at market prices. Based on current expectations for market prices for the remainder of 2003, management does not expect that Mirant Mid-Atlantic will meet the dividend distribution test until delivery of financial statements for the four fiscal quarter period ending September 30, 2003. At that time management expects that Mirant Mid-Atlantic will be able to make distributions, although there can be no assurance that such expectation will prove correct.

COMPETITION

     As a national independent power provider in the electric energy supply business, we face intense competition in all phases of our business. We encounter competition from companies of all sizes, having varying levels of experience, financial and human resources and differing strategies. In the generation of electricity, we compete in the development and operation of generating facilities. Our competitors in this business include utilities, industrial companies and independent power producers (including affiliates of utilities). We compete with national and regional full service energy providers, merchants and producers in an effort to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transmission or transportation.

     During the transition of the energy industry to competitive markets, it is difficult for us to assess our position versus the position of existing power providers and new entrants. Our competitors may employ widely differing strategies with respect to their fuel supply and power sales with regard to pricing, terms and conditions. Further difficulties in making competitive assessments of our competitors arise from the fact that many states are considering or implementing different types of regulatory initiatives that are aimed, in some instances, at increasing and, in other instances, decreasing competition in the power industry. In some states, increased competition that has resulted from some of these initiatives has already contributed to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity. Additionally, our business is rapidly becoming more competitive due to technological advances in power generation, the increased role of full service providers and increased efficiency of energy markets.

     In general, we believe that our experience in efficiently operating power plants in competitive markets combined with Mirant Americas Energy Marketing's expertise in assessing and managing market and credit risk, will allow us to remain competitive during volatile or otherwise adverse market circumstances.

REGULATION

     The United States electric industry is subject to comprehensive regulation at the federal and state levels. Under the Federal Power Act, the Federal Energy Regulatory Commission ("FERC") has the exclusive jurisdiction over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Except for our subsidiary that owns generation and sells electricity wholly within the Electric Reliability Council of Texas ("ERCOT"), our subsidiaries that own generating facilities or sell electricity at wholesale in the United States are public utilities subject to the FERC's jurisdiction under the Federal Power Act and must file rates with the FERC applicable to their wholesale sales. For each of those subsidiaries, the FERC has accepted for filing tariffs for the sale of energy and capacity at wholesale at market-based rates. Some of our subsidiaries have also received authority from the FERC to sell ancillary services at market-based rates. Certain of our facilities, however, are subject to Reliability Must Run Agreements that under some circumstances dictate the price at which electricity is sold from such facilities. Our subsidiaries that are public utilities under the Federal Power Act are also subject to regulation by the FERC relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities.

     In granting authority to our subsidiaries to sell electricity at wholesale at market-based rates, the FERC has reserved the right to revoke or limit that market-based rate authority if the FERC subsequently determines that one of our subsidiaries receiving such authority possesses excessive market power. If the FERC were to revoke the market-based rate authority of our subsidiaries, those subsidiaries would have to file, and obtain the FERC's approval of, cost-based rate schedules for all or some of their sales of electricity at wholesale.

     State or local authorities have historically overseen and regulated the distribution and sale of retail electricity to the ultimate end user. They have also had regulatory authority with respect to siting, permitting, and the construction of generating and transmission facilities. Where individual states have allowed for retail access, state and local authorities will normally establish the bidding rules for default service to customers who choose to remain with their regulated utility suppliers. As a result, our existing generation may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions depending upon whether the law of the state in which such generation is located provides for state public service commission regulation of such activities by entities that produce electricity for sale at wholesale. Outside of ERCOT, the terms and conditions of our wholesale power sales are subject exclusively to FERC regulation under the Federal Power Act and to tariff requirements of such entities as regional transmission groups and independent system operators as authorized by the FERC under the Federal Power Act.

     We are not subject to the Public Utility Holding Company Act of 1935, as amended ("PUHCA") unless we acquire the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. Currently, all of our subsidiaries owning generation in the United States are exempt wholesale generators under the PUHCA and all of our subsidiaries owning generation outside the United States are either foreign utility companies or exempt wholesale generators.

     In emergency conditions, such as those that occurred in California in 2000 and 2001, our public utility operations may be subject to extraordinary and costly emergency service requirements. For example, the United States Department of Energy exercised its emergency authority between 2000 and 2001 to require interconnections and sales of available power into the California market. Future orders of this nature may be issued with respect to any market in the event the Department of Energy deems emergency conditions to exist and could have a materially negative impact on our operations.

     Beginning in 1996 and continuing over the last several years, the FERC has issued transmission initiatives that require electric transmission services to be offered on an open-access basis unbundled from commodity sales. In December 1999, FERC issued Order No. 2000, which provided for the development of Regional Transmission Organizations ("RTO") to control the transmission facilities within a certain region. Compliance by transmission-owning utilities has been inconsistent and the order has been met with significant political resistance on the part of state public utility commissions and state governments in certain regions of the country. For example, recently, the Virginia legislature passed a law that bars American Electric Power ("AEP") or any other Virginia transmission owner from joining any regional grid until after June 2004.

     In addition, in July 2002 FERC initiated its Standard Market Design ("SMD") and Interconnection rule-making proceedings. FERC's intention under the SMD proceedings is to eliminate discrimination in transmission service, to standardize electricity market design nationally, and to strongly incent the creation of RTOs. While the SMD is viewed as a positive step in the evolution of the wholesale electric market, there is significant opposition to SMD. We cannot predict at this time whether the SMD will be adopted as proposed or what changes will be implemented prior to adoption.

     While RTO participation by transmission-owning public utilities has been and is expected to continue to be voluntary, the majority of such public utilities have either joined or indicated that they will join the proposed RTO for their region. Currently there are approximately nine proposed RTOs covering the majority of the United States. In addition, large portions of the nation's transmission system are currently operated by an independent entity. In each of the following markets in which we own and operate generation facilities, the RTOs and Independent System Operators ("ISOs") in our areas of operation establish valid pricing and provide markets and thus liquidity. Large open markets with clear established rules are beneficial to mitigating and hedging against risk.

     Mid-Atlantic -- Our Mid-Atlantic assets sell power into the Pennsylvania-New Jersey-Maryland Interconnection, or PJM, market. PJM was certified by the FERC as an ISO in 1997, and as an RTO in December 2002. It is the nation's first fully functioning RTO. PJM's stated objectives are to ensure reliability of the bulk power transmission system and to facilitate an open, competitive wholesale electricity market. To achieve these objectives, PJM manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by FERC), which provides comparable pricing and access to the transmission system. PJM operates the PJM Interchange Energy Market, which is the region's spot market (power exchange) for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, energy prices in PJM are determined through a locational-based marginal pricing ("LMP") model and dispatch is on a security constrained least cost basis. PJM has been expanding its geographical boundaries to the south and west and has entered into negotiations with the Mid-West Independent Transmission System Operator ("MISO") to establish a common and seamless market. This expansion was viewed favorably by the Company as it would extend the scope and footprint of the PJM market, which would increase the market size and liquidity of PJM. We cannot predict when PJM will be able to complete the expansion and improve the market in its region, or when or precisely how such expansion will impact our earnings. PJM protocols allow energy demand to respond to price changes under locational marginal pricing. Currently PJM has set a $1,000/MWh cap on prices for energy and a mitigation process in designated transmission constrained areas that provide for revenues that allow for recovery of incremental cost plus 10%. PJM's working groups and market monitor are reviewing other energy price mitigation measures. We cannot predict what other modifications to protocols PJM may develop or precisely how such protocols could impact our future earnings.

     In the Mid-Atlantic region, our Chalk Point power plant located in Prince George's County, Maryland, and our Morgantown Power Plant located in Charles County, Maryland, rely on an underground oil pipeline for delivery of number six fuel oil supply. Recently, the Maryland Public Service Commission staff considered, but did not act on, policies that could substantially restrict the operations of the pipeline. We cannot predict if such regulatory actions will be reconsidered in the future. However, since all the cycling units at Chalk Point and the base load units at Morgantown are dual fuel capable, such a potential regulatory action would not fully halt operations, although it could potentially increase the cost of fuel oil delivery to operate the units.

     Northeast -- Our New York plants participate in a market controlled by the New York Independent System Operator ("NYISO"). The NYISO was formed to replace the New York Power Pool ("NYPP") structure in order to comply with FERC Orders 888 and 889. Under the FERC-approved structure for the New York markets, the NYISO coordinates the generation and transmission system and the interfaces with neighboring market control areas. The NYISO also provides statewide transmission service in New York under a single tariff. To account for transmission congestion and losses, energy prices are determined through a LMP model similar to the existing structure in the PJM market and the new structure in New England. NYISO also administers a spot market for energy and markets for installed capacity, operating reserves and regulation. The Management Committee of the NYISO has recently endorsed a new methodology for capacity payments to generators which is known as the Demand Curve. This methodology would provide an assured floor for existing capacity, and appropriate price signals to encourage new construction when market conditions so dictate. The Demand Curve is currently before FERC for approval and we cannot predict when or if it will be approved by FERC. In New York, the FERC approved an Automated Mitigation Procedure ("AMP"), administered by the NYISO, which caps energy bid prices in circumstances where the bidder is perceived to have market power based on cost characteristics. When energy bids fail the AMP test (the specific rules which are used to define market power) they are replaced by reference bids (cost based energy prices without any allowance for scarcity value) on a locational basis and this new set of bids is used to determine the day-ahead prices and schedules. In an order issued in May 2002, the FERC modified and extended the AMP proposal indefinitely, until the NYISO implements the FERC's standard market design rules. We cannot provide assurance if or when the FERC will approve the Demand Curve proposal, or that the NYISO could not implement or revert to a more restrictive AMP such as the original AMP that was imposed prior to May 2002. In the event that a more restrictive AMP is imposed, our earnings could be adversely affected.

     Also in the Northeast, the Company's New England plants participate in a market controlled by the Independent System Operator of New England ("ISO-NE"). In the ISO-NE markets, NEPOOL is the voluntary association of electric utilities and other market participants in Massachusetts, Connecticut, Maine, New Hampshire, Rhode Island, and Vermont that has existed for more than 25 years. NEPOOL is the body that makes the rules that govern the ISO-NE's operation of transmission systems and administration and settlement of the wholesale electric energy and capacity for most of the New England region. In New England, price mitigation is imposed in Designated Congestion Areas ("DCA") that have transmission constrained areas. New England utilizes a "Combustion Turbine Proxy" approach to simulate a new entrant price for mitigation in the DCA. The ISO-NE Board initiated a new regional revision of standard market design on March 1, 2003. The move replaced a single New England-wide wholesale market with eight regional markets, three in Massachusetts and five others covering each New England state. The new system is intended to let market prices determine where new power plants and transmission lines are most needed. The new design is being opposed by the attorney generals of both Massachusetts and Connecticut who are concerned about the removal of subsidies paid by rural New Englanders and the subsequent increase in prices in the metropolitan Boston area and in Fairfield County, Connecticut. As with all Northeast markets, the ISO-NE has committees of market participants collaboratively working to improve market rules. We cannot predict which rules may be changed or what the impact on our earnings could be if market rules were modified and approved by both the ISO-NE board and FERC.

     Texas -- The Company's Texas plant participates in a market controlled by the ERCOT, which manages a major portion of the state's electric power grid. ERCOT oversees the transactions associated with the newly restructured electric market and protects the overall reliability of the grid. ERCOT represents a bulk electric system located totally within the state of Texas. ERCOT is the only RTO that covers both the wholesale and retail market operations. ERCOT is regulated by the Public Utility Commission of Texas ("PUCT"). Market monitoring is done within ERCOT by the PUCT. Mitigation measures include a $1000 price cap on bids for sale of energy and RMR type contracts for congested areas. To improve congestion on the local grid, the PUCT of Texas has recently established a Rulemaking Proceeding on Wholesale Market Design Issues that will focus on adding a nodal congestion management mechanism similar to PJM and a day-ahead market. The company believes this change to be a positive one for the wholesale market in ERCOT. The proceeding is expected to be completed and revised market design in place by 2005. As with other evolving market structures we cannot provide assurance when the enhancements will be completed and implemented nor what the impact on our earnings will be in the ERCOT market.

     West -- California accounts for roughly 40% of the energy consumption in the Western Interconnection. Approximately 75% of California's demand is served from facilities, including our facilities, under the administration of the California Independent System Operator ("CAISO"). The CAISO performs control area functions, schedules transmission assets for usage, arranges for necessary ancillary services on a day-ahead basis, and administers a real-time balancing energy market.

     The majority of our assets in California are subject to Reliability-Must-Run ("RMR") agreements with the CAISO. These agreements require certain of our subsidiaries, under certain conditions, to run their generation assets at the request of the CAISO in order to support the reliability of the California electric transmission system. Under the RMR agreements, we recover either a portion ("Condition 1") or all ("Condition 2") of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO. If our California generation assets subject to RMR Agreements are under Condition 1, then we depend on revenues from sales of the output of the units at market prices to recover the remainder. The Annual Requirement is subject to the FERC's review and approvals. See Item 3 and Note 12 to the financial statements for discussion concerning the Company's RMR litigation regarding the Annual Requirement.

     Under the FERC-approved CAISO comprehensive market design, also known as MD02, the CAISO imposes a $250 per mwh cap on prices for energy and ancillary services, implements an AMP similar to that in place in the NYISO, and requires owners of non-hydroelectric generation in California such as us to offer power in the CAISO's spot markets to the extent the output is not scheduled for delivery in the hour. For the remainder of our units located outside of California, but within the Western Interconnection, there is no single entity responsible for a centralized bid-based clearing market. The primary markets in the West today are bilateral and adhere to the reliability standards of the Western Electricity Coordinating Council ("WECC"). The WECC is the regional reliability organization responsible for development and enforcement of rules to ensure the security of the bulk power electric systems in the western United States. The purpose of these rules is to ensure system stability and reliability. The WECC region is divided into four sub-regions: California, NWPA (Northwest Power Area), DSW (Desert Southwest), and RMPA (Rocky Mountain Power
Area). Although the Company is an active participant in all the developing western markets, we cannot predict when the final revisions and modifications will be complete, or when market designs will gain the necessary regional and national approvals. We therefore cannot predict if the outcomes will have a positive or negative impact on future earnings from our Western assets.

  FEDERAL AND STATE LEGISLATION

     Congress is currently considering legislation to modify federal laws affecting the electric industry. Certain provisions in the bills under consideration could effect FERC jurisdiction over interstate transmission. Additional provisions in the bills under consideration propose to repeal or modify both the Public Utilities Regulatory Policies Act ("PURPA") and the PUHCA. As with other bills before the Congress, we cannot predict the outcome or the impact on our business.

     In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity in order to provide for the further development of a competitive wholesale and/or retail marketplace. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. The impetus for enacting state driven legislation to deregulate the sale of electricity within individual states has slowed significantly over the last few years. Proposed reforms to state-mandated deregulatory measures have also included the repeal of measures implementing retail competition, although the state of California is the only jurisdiction in which such a proposal is active. Reforms of this type would have a negative impact on the competitive wholesale electricity market and could adversely impact our operations.

ENVIRONMENTAL REGULATION

     Our projects, facilities, and operations are subject to extensive federal, state, and local laws and regulations relating to environmental protection and human health, including air quality, water quality, waste management, and natural resources protection. Our compliance with these environmental laws and regulations necessitates significant capital and operating expenditures, including costs associated with monitoring, pollution control equipment and mitigation of other environmental impacts, emission fees, reporting, and permitting at our various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, and more extensive permitting requirements. We cannot provide assurance that future compliance with these environmental requirements will not have a material adverse effect on our operations or financial condition.

     Our most significant environmental requirements in the United States arise under the federal Clean Air Act and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in or near metropolitan areas, such as New York City, Boston, and San Francisco, which are classified by the Environmental Protection Agency ("EPA") as not achieving federal ambient air quality standards. This regulatory classification of these areas subjects our operations to more stringent air regulation requirements.

     In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and several states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

     For example, the EPA recently promulgated new regulations (known as the "Section 126 Rule" and "NOx SIP Call") which establish emission caps for nitrogen oxide ("NOx") emissions from electric generating units in most of the eastern states that will be implemented beginning May 2004. Under either rule, a plant receives an allocation of NOx emission allowances, and if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emission controls. Our plants in Maryland, New York and Massachusetts are already subject to similar state and regional NOx emission cap programs, which will become a part of the EPA NOx cap program. Some of our plants in these states are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances is expected to increase in future years and may result in some of our plants reducing NOx emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

     The EPA is also developing regulations to govern mercury emissions from power plants, which are scheduled to be finalized in 2004 and go into effect in 2007. These mercury regulations are likely to require significant emission reductions from coal fired power plants in particular. Also, during the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards and will address regional haze visibility issues, which will result in new regulations that will likely require more emission reductions from power plants, along with other emission sources such as vehicles. These future regulations will increase compliance costs for our operations and will likely require emission reductions from some of our power plants, which could necessitate significant expenditures on emission controls or have other impacts on our operations. However, these rulemakings are at a preliminary stage, and we cannot opine at this time on specific impacts or whether the regulations will have a material adverse effect on our financial condition, cash flows and results of operations.

     Various states where we do business also have other air quality laws and regulations with increasingly stringent limitations and requirements that will become applicable in future years to our plants and operations. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

     For example, the Commonwealth of Massachusetts has finalized regulations to further reduce nitrogen oxide and sulfur dioxide emissions from certain power plants and to regulate carbon dioxide emissions for the first time. These regulations, which become effective in the 2004-2008 timeframe, will apply to our oil-fired Canal plant in the state and will increase our operating costs and could necessitate the installation of additional emission control technology.

     Also, the San Francisco Bay Area where we own power plants has increasingly more stringent NOx emission standards which will become applicable to our plants in the coming years, culminating in 2005. We will continue to apply our NOx implementation plan for these plants, which includes the installation of emission controls as well as the gradual curtailment and phasing out of some of our higher NOx emitting units.

     Also, the State of New York has approved air regulations on March 26, 2003 to significantly reduce NOx and sulfur dioxide ("SO(2)") emissions from power plants through a year round state emissions cap and allowance trading program, which becomes effective between 2004 and 2008. This regulation will necessitate that Mirant New York acts on one, or a combination, of the following options: install emission controls at some of our units to reduce emissions, purchase additional state NOx and SO(2) allowances under the regulatory program or reduce the number of hours that our units operate. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

     These are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations which we expect to become applicable to our plants and operations in the coming years. We expect to continue to evaluate these requirements and develop compliance plans that ensure we appropriately manage the costs and impacts and provide for prudent capital expenditures.

     In 1999, the United States Department of Justice ("DOJ") commenced litigation against seven electric utilities for alleged violations of the EPA's new source review regulations promulgated under the Clean Air Act ("NSR"), and the EPA also issued an administrative order to the Tennessee Valley Authority alleging similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional power generators to the litigation and has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. These enforcement actions concern maintenance, repair and replacement work at power plants that the EPA alleges violated permitting and other requirements under the NSR law, which, among other things, could require the installation of emission controls at a significant cost. The power generation industry disagrees with the EPA's positions in the lawsuits. Trials in some of the cases are scheduled to occur in 2003. To date, no lawsuits or administrative actions alleging similar violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but the EPA has requested information concerning certain of our Mid-Atlantic business unit plants covering a time period that predates our ownership. Also, the State of New York has issued a notice of violation to the previous owner of our Lovett facility alleging similar violations from operations that predate our ownership. For more information about these matters, see Item 3, "Legal Proceedings." We cannot provide assurance that lawsuits or other administrative actions against our power plants under NSR will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and could have a material adverse effect on our financial condition, results of operations or cash flows.

     There are several other environmental laws in the United States, in addition to air quality laws, which also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, the EPA has issued a new rule that imposes more stringent standards on the cooling water intakes for new plants and has proposed a similar regulation for intakes on existing plants. We expect to incur additional compliance costs if this proposed water regulation is adopted; however, based on the currently proposed regulation, we do not expect these costs to be material.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices at some of our facilities and incur additional costs for increased waste management requirements.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

     Over the past several years, federal, state, and foreign governments and international organizations have debated the issue of global climate change and policies of whether to regulate greenhouse gases ("GHG"), one of which is carbon dioxide emitted from the combustion of fossil fuels by sources such as vehicles and power plants. Recently, the European Union and certain other developed countries ratified the Kyoto Protocol, an international treaty regulating GHGs, which makes the implementation of the treaty in certain countries more likely. The current United States Administration is opposed to the treaty, and the United States has not ratified and is not expected to ratify the treaty. Therefore, the United States would not be bound by the treaty if it goes into effect in the future in countries that have ratified it. As previously mentioned, the Commonwealth of Massachusetts has promulgated for the first time a regulation governing CO(2) emissions from certain power plants. We cannot provide assurances that the United States or other states in which we own or operate power plants will not enact a law or regulation governing GHG emissions from power plants in the future, and in such event the impact on our business would be uncertain but could be material.

     We believe we are in compliance in all material respects with applicable environmental laws. While we believe our operations and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations.

EMPLOYEES

     As of December 31, 2002, we employed, directly or through contracts with Mirant Services, LLC ("Mirant Services"), a direct subsidiary of Mirant, approximately 1,400 people, of whom approximately 1,100 were employed at our power plants. Approximately 73% of the employees at our power plants were represented by the following unions:

     - Utility Worker's Union of America, A.F.L.-C.I.O., Local #369 in Cambridge, Massachusetts. The collective bargaining agreements terminated on March 1, 2003. In February 2003, the Company extended this agreement to March 1, 2004.

     - Utility Worker's Union of America, A.F.L.-C.I.O., Local #480 in Sandwich, Massachusetts. The current collective bargaining agreements terminate on May 31, 2006.

     - Local Union 503, International Brotherhood of Electrical Workers ("I.B.E.W.") in New York. The current collective bargaining agreements terminate on May 31, 2003.

     - Local Union 1900, I.B.E.W. in Washington D.C., Maryland and Virginia. The current agreement expires on May 31, 2003.

     - Local Union 1245, I.B.E.W. in California. The collective bargaining agreement terminates on October 31, 2004.

     We are currently negotiating new labor agreements at Mirant New York and Mirant Mid-Atlantic, LLC ("Mirant Mid-Atlantic"). At each location, we hope to reach a new labor contract with each of its existing unions. However, there is a substantial risk that new labor agreements will not be reached without a strike or other form of adverse collective action by one or more of our unions. If a strike were to occur, there is a risk that such action would significantly disrupt our ability to produce and/or distribute energy. To mitigate and reduce the risk of disruption as described above, we have engaged in contingency planning for continuation of our generation and/or distribution activities to the extent possible during an adverse collective action by one or more of our unions.

ITEM 2.  PROPERTIES

                                                                                            UNDER DEVELOPMENT(2)
                                                      MIRANT AMERICAS                       ---------------------
                                                      GENERATION'S %                                   EXPECTED
                                                        LEASEHOLD/                                      DATE OF
POWER GENERATION                                         OWNERSHIP      TOTAL    OPERATED    TOTAL    COMMERCIAL
BUSINESS                 LOCATION      PRIMARY FUEL      INTEREST       MW(1)     MW(1)       MW       OPERATION
----------------       -------------   ------------   ---------------   ------   --------   -------   -----------
OWNED FACILITIES:
Pittsburg Units
  1-7(3).............     California            Gas         100%        1,906      1,906
Contra Costa, Units
  6-7................     California            Gas         100           674        674       580       2006
Potrero, Units 3-6...     California        Gas/Oil         100           362        362
Bowline, Units 1-2...       New York        Gas/Oil         100         1,139      1,139       750       2008
Lovett, Units 3-5....       New York   Coal/Gas/Oil         100           411        411
Mongaup, Units 1-4...       New York          Hydro         100             4          4
Swinging Bridge,
  Units 1-2..........       New York          Hydro         100            12         12
Rio, Units 1-2.......       New York          Hydro         100             9          9
Grahamsville.........       New York          Hydro         100            18         18
Shoemaker............       New York   Gas/Jet Fuel         100            33         33
Hillburn.............       New York   Gas/Jet Fuel         100            33         33
Canal, Units 1-2.....  Massachusetts        Oil/Gas         100         1,109      1,109
Kendall, Units 1-3...  Massachusetts        Oil/Gas         100            65         65
Kendall, Jets 1-2....  Massachusetts       Jet Fuel         100            38         38
Kendall, GT..........  Massachusetts            Gas         100           173        173
Martha's Vineyard....  Massachusetts         Diesel         100            12         12
Wyman, Unit 4(4).....          Maine            Oil          --             9         --
Morgantown CT, Units
  1-6................       Maryland            Oil         100           248        248
Dickerson CT, Units
  1-3................       Maryland        Oil/Gas         100           307        307
Chalk Point, Units
  1-4................       Maryland   Coal/Oil/Gas         100         1,907      1,907
Bosque Units, Units
  1-4................          Texas    Natural Gas         100           538        538
Neenah, Units
  1-2(6).............      Wisconsin            Gas         100           307        307
LEASED FACILITIES:
Morgantown, Units
  1-2................       Maryland       Coal/Oil         100         1,244      1,244
Dickerson, Units
  1-3................       Maryland           Coal         100           546        546
FACILITIES OWNED AND
  LEASED BY
  AFFILIATES SUBJECT
  TO CAPITAL
  CONTRIBUTION
  AGREEMENTS:
Chalk Point CT, Units
  1-7(5).............       Maryland        Gas/Oil          --           522        522
Potomac River, Units
  1-5(5).............       Virginia       Coal/Oil          --           482        482
OPERATED FACILITIES:
Benning/Buzzard
  Point..............    District of            Oil          --            --        806
                            Columbia
                                                                        ------    ------     -----
    TOTAL............                                                   12,108    12,905     1,330
                                                                        ======    ======     =====

---------------

(1) MW amounts reflect net dependable capacity.

(2) These development projects have been suspended.

(3) In a letter dated April 24, 2003, Mirant informed the CAISO of its intent to permanently retire Units 1, 2, 3 and 4 (595 MW) from service as of October 1, 2003.

(4) Total MW reflects a 1.4-percent interest, or 9 MW, in the 614 MW Wyman plant.

(5) Assets owned or leased by affiliates (a total of 1,004 MWs) that are subject to capital contribution agreements between Mirant and Mirant Mid-Atlantic.

(6) The Mirant Wisconsin facility was sold in January 2003.

     The Company also owns an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facility.

ITEM 3.  LEGAL PROCEEDINGS

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

     Provision for California Contingencies: Mirant Americas Generation is subject to a variety of lawsuits and regulatory proceedings related to its activities in California and the western power markets and the high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001. As described below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets, Western Power Markets Price Mitigation and Refund Proceedings, DWR Power Purchases, California Attorney General Litigation, California Rate Payer Litigation, Oregon Rate Payer Litigation, and Washington Rate Payer Litigation, various regulatory proceedings and lawsuits have been filed or initiated by the FERC, the California attorney general and various states' rate payers with the FERC and in state and federal courts. In addition, civil and criminal investigations have been initiated by the DOJ, the General Accounting Office, the FERC and various states' attorneys general, as described below in Western Power Markets Investigations, relating to Mirant Americas Generation's operations in California and the western power markets. The Company made a provision of approximately $239 million for various exposure items related to the Company's operations in California and the western power markets during 2000 and 2001.

     Western Power Markets Investigations: Several governmental entities have launched investigations into the western power markets, including activities by several Mirant Americas Generation entities. Those governmental entities include the FERC, the DOJ, the California Public Utilities Commission ("CPUC"), the California Senate, the California State Auditor, California's Electricity Oversight Board ("EOB"), the General Accounting Office of the United States Congress, the San Joaquin District Attorney and the Attorney General's offices of the States of Washington, Oregon and California. These investigations, some of which are civil and some criminal, have resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories directed to several Mirant Americas Generation entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant Americas Generation's California generating facilities since December 2000. Each of these civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories, as well as the plant visits, could impose significant compliance costs on the Company and its subsidiaries.

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the proceedings described below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets and Western Power Markets Price Mitigation and Refund Proceedings. On August 13, 2002, the FERC Staff issued an initial report describing its investigation of the effect on spot electric prices in the West of trading strategies employed by Enron Corporation and its affiliates ("Enron") and other entities but stating it could not quantify the exact economic impact. The report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case described below in Western Power Markets Price Mitigation and Refund Proceedings be replaced with indices at a different location plus a transportation component.

     In September 2002, the CPUC issued a report that purported to show that on days in the Fall of 2000 through the Spring of 2001 during which the California Independent System Operator ("CAISO") had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant Americas Generation and four other out of state owners of generation assets in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The report identified two specific days on which the Company allegedly had capacity available that was not used or that was on outage and that if operated could have avoided the system emergency. Mirant Americas Generation has responded to the report pointing out a number of material inaccuracies and errors that it believes cause the CPUC's conclusions to be wrong with respect to Mirant Americas Generation. In January 2003, the CPUC staff issued a supplemental report in which it again concluded that Mirant Americas Generation and the other four generators did not provide energy when it was available during the period reviewed.

     In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney's office for the Northern District of California, requesting information about its activities and those of its subsidiaries, including Mirant Americas Generation, for the period since January 1, 1998. The subpoena requests information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant Americas Generation intends to cooperate fully with the United States Attorney's office in this investigation.

     On March 26, 2003, the FERC Staff issued its final report regarding its investigation into whether and, if so, the extent to which California and Western energy markets were manipulated during 2000 and 2001. Although the staff reaffirmed the FERC's conclusion set forth in its December 15, 2000 order that significant supply shortfalls and a fatally flawed market design were the root causes of the problems that occurred in the California wholesale electricity market in 2000 and 2001, it also found that significant market manipulation had occurred in both the gas and electricity markets. In addition to its finding that significant manipulation had occurred in the wholesale gas markets, the staff found that the gas price indices published by various trade publications were unreliable due to widespread falsification of the transactional information reported to such trade press. Based on those findings, the staff recommended again that the FERC not use gas prices from published price indices in calculating the market mitigated prices to be used in calculating refund amounts in the California refund proceedings. Mirant Americas Generation cannot at this time predict what effect, if any, such misreporting of information to the trade press will have upon transactions to which a Mirant Americas Generation entity is a party that utilize such published spot price data as part of the price terms.

     The staff further concluded that trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002 violated provisions of the CAISO and PX tariffs that prohibited gaming. It identified Mirant Americas Energy Marketing as being one of a number of entities that had engaged in one or more of those practices. The FERC Staff also found that bidding generation resources to the PX and CAISO at prices unrelated to costs constituted economic withholding and violated the antigaming provisions of the CAISO and PX tariffs. Mirant Americas Energy Marketing was one of the entities identified as engaging in that bidding practice.

     In its final report, the staff also concluded that the artificially high short-term prices that had resulted from the various instances of market manipulation identified in its report had affected forward power prices reflected in longer term contracts negotiated during the period from January 1, 2001 through June 21, 2001, particularly such contracts having a term of one to two years. Finally, the staff recommended that the FERC remand the proceeding addressing whether unjust and unreasonable charges had occurred in spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001 to the administrative law judge ("ALJ") for further proceedings in light of the findings of market manipulation made by the staff in its final report.

     On March 26, 2003, the FERC Staff also issued a separate report addressing the allegations of physical withholding by Mirant Americas Generation and four other out of state owners of generation assets in California made by the CPUC in its report issued in September 2002. The staff concluded that the CPUC's contention that thirty-eight service interruptions could have been avoided had those five generators produced all of their available power was not supported by the evidence. The FERC Staff found that the CPUC's calculation of available power was incomplete and greatly overstated the amount of available power that was not generated. The staff also indicated, however, that the FERC was continuing to investigate whether withholding by generators had occurred during 2000 and 2001.

     Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets: On March 26, 2003, the FERC stated at its meeting that it would consider issuing show cause orders to those entities, that the FERC Staff report issued on March 26, 2003 (described above in Western Power Markets Investigations) indicated may have engaged in one or more of the trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002, which would include Mirant Americas Energy Marketing. The show cause order, if issued, could require Mirant Americas Energy Marketing to demonstrate why it should not have to disgorge any profits obtained from such practices in the California market from January 1, 2000 through June 20, 2001. The FERC further stated that it would consider issuing additional show cause orders to those entities, including Mirant Americas Energy Marketing, that the staff report identified as having bid generation resources to the PX and CAISO at prices unrelated to costs. That show cause order, if issued, could require Mirant Americas Energy Marketing to demonstrate why its bidding behavior in the PX and CAISO markets from May 1, 2000 through October 1, 2000 did not constitute a violation of the CAISO and PX tariffs and why it should not be required to disgorge any profits resulting from such bidding practices. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets, if Mirant Americas Energy Marketing is found by the FERC to have engaged in any market manipulation or to have otherwise violated the PX or CAISO tariffs in transactions in which it was reselling electricity purchased from the Company's subsidiaries, the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing could negatively impact the Company's consolidated financial position, results of operations or cash flows.

     Defaults by Southern California Edison ("SCE") and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the California Power Exchange Corporation ("PX"): On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to the parties from which they had purchased the electricity resold to SCE and Pacific Gas and Electric. As of December 31, 2002, the total amount owed to Mirant Americas Generation as a result of these defaults was $301 million.

     On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the PX ceased operation and filed for bankruptcy protection. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

     On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant Americas Generation. Pacific Gas and Electric and the CPUC have each filed proposed plans of reorganization for Pacific Gas and Electric, and each of these competing proposed plans contemplates payment of one hundred percent of all approved claims. Mirant Americas Generation does not expect any payment to be made to it for electricity sold into the PX or CAISO markets and repurchased by Pacific Gas and Electric until the FERC issues a final ruling in the California refund proceeding described below in Western Power Markets Price Mitigation and Refund Proceedings.

     On March 1, 2002, SCE paid approximately $870 million to the PX in satisfaction of all claims of or through the PX and the CAISO through approximately January 18, 2001. In October 2002, the bankruptcy court approved a liquidating plan for the PX. That liquidating plan is now pending before the

FERC for approval. Pursuant to the liquidating plan, the PX will not make any payment to the parties from which it purchased electricity until after the FERC issues a final ruling in the California refund proceeding. Mirant Americas Generation cannot now determine the timing of such payment or the extent to which such payment would satisfy the amounts it is owed as a result of the PX's prior payment defaults.

     Western Power Markets Price Mitigation and Refund Proceedings: On July 25, 2001, the FERC issued an order setting out a methodology to be used to determine the mitigated market clearing prices for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. The order required hearings before an ALJ to determine the amount of any refunds resulting from the use of such mitigated market prices as well as amounts owed to sellers by the CAISO and the PX that had not been paid. Parties have appealed the FERC's July 25, 2001 order to the United States Court of Appeals for the Ninth Circuit, seeking review of various issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the California Department of Water Resources ("DWR"). Any such expansion of the refund period or the types of sales of electricity potentially subject to refund could significantly increase Mirant Americas Generation's refund exposure as a result of this proceeding.

     On December 12, 2002, the ALJ issued an initial decision providing for a method to implement the FERC's mitigated market clearing price methodology set forth in its July 25, 2001 order and a preliminary determination of what refunds would be owed under that methodology. In addition, the ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. Based on that determination, the initial amounts owed to Mirant Americas Generation totaled approximately $235 million and Mirant Americas Generation owed refunds totaling approximately $137 million for a net amount owed to Mirant Americas Generation of approximately $98 million. The ALJ stressed that the monetary amounts were not final since they did not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. An errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant Americas Generation by the PX, and the net amount owed Mirant Americas Generation would increase by approximately $30 million.

     On March 3, 2003, the California Attorney General, the EOB, the CPUC, Pacific Gas and Electric, and SCE (the "California Parties") filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant Americas Generation entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. With respect to the Mirant Americas Generation entities, the California Parties asserted that the Mirant Americas Generation entities had engaged in a variety of practices alleged to be improper, including withholding power either by not operating generating facilities when they could be operated or by offering the power from such facilities at prices in excess of the Mirant Americas Generation entities' marginal cost and engaging in various Enron-type trading strategies. The California Parties argued that the alleged market manipulation by the generators and marketers warranted the FERC applying its mitigated market prices to require refunds beyond just transactions done through the CAISO and PX in the period from October 2, 2000 through June 20, 2001. They asserted that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant Americas Generation might be determined to owe and any such additional refunds could negatively impact the Company's consolidated financial position, results of operations or cash flows. On March 20, 2003, Mirant Americas Generation filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. Mirant Americas Generation stated that the purported evidence presented by the California Parties did not support the allegations that Mirant Americas Generation had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

     On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant Americas Generation and therefore to reduce the net amount that would remain owed to Mirant Americas Generation after taking into account any refunds. Mirant Americas Generation estimates that, based solely on the staff's formula, the amount of the reduction would be approximately $88 million, which would reduce the net amount owed to Mirant Americas Generation to approximately $40 million. The FERC will allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant Americas Generation's actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which differential, if accepted by the FERC, would decrease significantly the $88 million and increase the resulting net amount owed to Mirant Americas Generation, although the amount of such potential decrease and the resulting net amount owed to Mirant Americas Generation cannot at this time be determined. In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed above in Western Power Markets Investigations and Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. Various parties, including the California Parties, have filed motions with the FERC seeking rehearing of the FERC's March 26, 2003 order. The amount owed to Mirant Americas Generation from sales made to either the CAISO or the PX, the amount of any refund that Mirant Americas Generation might be determined to owe and whether Mirant Americas Generation may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

     In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant and its subsidiaries totaled approximately $90 million. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept, reject or modify this preliminary ruling and the FERC's decision may itself be appealed. On May 13, 2002 and May 24, 2002, the City of Tacoma, Washington and the City of Seattle, Washington, respectively, filed to reopen the evidentiary record in this proceeding as a result of the contents of three internal Enron Power Marketing, Inc. memoranda that had been obtained and publicly released by the FERC as part of its continuing investigation. On December 19, 2002, the FERC granted in part the motion to reopen the record, allowing parties the opportunity to conduct additional discovery through February 28, 2003 (which date was later extended to March 3, 2003) on claims of purported market manipulation and to submit directly to the FERC any additional evidence and proposed findings of fact that they wish the FERC to consider in evaluating the ALJ's initial decision. On March 3, 2003, the two cities and other parties did make a further submittal to the FERC asserting that market manipulation by various parties in the California energy markets and violations of FERC approved tariffs caused prices for electricity sold at wholesale to be unreasonably high and warranted refunds. As set out above in Western Power Markets Investigations, the FERC Staff in its March 26, 2003 report recommended that the FERC remand this proceeding to the ALJ for further proceedings in light of the findings of market manipulation made by the staff in its final report. The Company cannot predict the outcome of these proceedings. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on the behalf of Mirant Americas Generation entities during the refund periods. In addition, the Company would be owed amounts for purchases made on the behalf of Mirant Americas Generation entities from other sellers in the Pacific Northwest.

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

     On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against certain sellers of energy under long-term agreements with the DWR, including the contract entered into by Mirant Americas Energy Marketing with the DWR dated May 22, 2001, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. Following a two-week hearing before an ALJ, on December 17, 2002, the FERC issued an order directing that the contracts of certain parties, including Mirant Americas Energy Marketing, be sent directly to the FERC with a certified copy of the record, and the FERC will address the complaint with respect to those contracts directly without first obtaining an initial decision from the ALJ. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 22, 2001 contract between Mirant Americas Energy Marketing and the DWR. If the FERC were to determine that the rate charged by Mirant Americas Energy Marketing in its May 22, 2001 contract with the DWR was unreasonable and therefore required refunds to be made, such refunds could be material to the Company's consolidated financial position, results of operations and cash flows.

     Two lawsuits, the McClintock suit and the Millar suit, have also been filed that seek relief from contracts between the DWR and certain marketers of electricity, including the May 22, 2001 contract between the DWR and Mirant Americas Energy Marketing. The plaintiffs allege that the terms of the contracts are unjust and unreasonable and that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and alleged market power of the sellers. Plaintiffs seek, among other things, a declaration that the contracts are void and unenforceable, enjoinment of the enforcement and performance of those contracts and restitution for funds allegedly obtained wrongfully under the contracts. The captions of each of the cases follow:

CAPTION                              DATE FILED         COURT OF ORIGINAL FILING
-------                             ------------   ----------------------------------
McClintock, et al v. Vikram         May 1, 2002    Superior Court of
  Budraja, et al                                   California -- Los Angeles County
Millar, et al. v Allegheny Energy   May 13, 2002   Superior Court of
  Supply Company, LLC, et al                       California -- San Francisco County

     The Millar suit was removed by the defendants to federal district court and has been consolidated for purposes of pretrial proceedings with the rate payer suits described below in California Rate Payer Litigation pending in the United States District Court for the Southern District of California. The McClintock suit has been stayed pending a resolution of a separate action challenging the long term contracts that were entered into by the DWR, which suit does not include Mirant Americas Generation or any of its subsidiaries as parties.

     California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries, including Mirant Americas Generation entities. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries, including Mirant Americas Generation entities, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act in part because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts. The FERC has dismissed the California Attorney General's complaint and denied the California Attorney General's request for rehearing. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries, including Mirant Americas Generation entities. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries, including Mirant Americas Generation entities, in the United

States District Court for the Northern District of California. The lawsuit alleges that the acquisition and possession of the Potrero and Delta power plants owned by subsidiaries of Mirant Americas Generation has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. On March 25, 2003, the court dismissed the California Attorney General's state law claims and his claim for damages under the Clayton Act as barred by the filed rate doctrine but allowed the California Attorney General to proceed on his claim under the Clayton Act seeking relief in the form of an order requiring Mirant to divest its California plants.

     California Rate Payer Litigation: A total of sixteen lawsuits are pending that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California.

     Six of those suits were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts. Three of these suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of these six cases is as follows:

CAPTION                                  DATE FILED             COURT OF ORIGINAL FILING
-------                                  ----------             ------------------------
People of the State of California v
  Dynegy, et al.....................  January 18, 2001    Superior Court of California -- San
                                                          Francisco County
Gordon v. Reliant Energy, Inc., et
  al................................  November 27, 2000   Superior Court of California -- San
                                                          Diego County
Hendricks v. Dynegy Power Marketing,
  Inc., et al.......................  November 29, 2000   Superior Court of California -- San
                                                          Diego County
Sweetwater Authority, et al. v.
  Dynegy, Inc., et al...............  January 16, 2001    Superior Court of California -- San
                                                          Diego County
Pier 23 Restaurant v. PG&E Energy
  Trading, et al....................  January 24, 2001    Superior Court of California -- San
                                                          Francisco County
Bustamante, et al. v. Dynegy, Inc.,
  et al.............................  May 2, 2001         Superior Court of California -- Los
                                                          Angeles County

     These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs' motion seeking to have the six cases remanded to the California state court. The defendants that filed the crossclaims have appealed that decision remanding the Six Coordinated Suits to the California state courts to the United States Court of Appeals for the Ninth Circuit, and the Ninth Circuit has stayed the district court's remand decision until the Ninth Circuit can act on that appeal.

     Eight additional rate payer lawsuits were filed between April 23, 2002 and October 18, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant Americas Generation entities, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's antitrust statute. Each of the plaintiffs seeks class action status for their respective case. These suits contain allegations of misconduct by the defendants, including the Mirant entities, that are similar to the allegations made in the previously filed rate payer suits, in the suits filed by the California Attorney General on March 11, 2002, and April 15, 2002, and in the suits filed challenging long-term agreements with the DWR. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. The captions of each of these eight cases follow:

CAPTION                                  DATE FILED            COURT OF ORIGINAL FILING
-------                                  ----------            ------------------------
T&E Pastorino Nursery, et al. v Duke
  Energy Trading and Marketing, LLC,
  et al.............................    April 23, 2002   Superior Court of California -- San
                                                         Mateo County
RDJ Farms, Inc., et al. v Allegheny
  Energy Supply Company, LLC, et
  al................................      May 10, 2002   Superior Court of California -- San
                                                         Joaquin County
Century Theatres, Inc., et al. v
  Allegheny Energy Supply Company,
  LLC, et al........................      May 14, 2002   Superior Court of California -- San
                                                         Francisco County
El Super Burrito, Inc., et al. v
  Allegheny Energy Supply Company,
  LLC, et al........................      May 15, 2002   Superior Court of California -- San
                                                         Mateo County
Leo's Day and Night Pharmacy, et al.
  v. Duke Energy Trading and
  Marketing, LLC, et al.............      May 21, 2002   Superior Court of
                                                         California -- Alameda County
J&M Karsant Family Limited
  Partnership, et al. v. Duke Energy
  Trading and Marketing, LLC, et
  al................................      May 21, 2002   Superior Court of
                                                         California -- Alameda County
Bronco Don Holdings, LLP, et al v.
  Duke Energy Trading and Marketing,
  LLC, et al........................      May 24, 2002   Superior Court of California -- San
                                                         Francisco County
Kurtz v. Duke Energy Trading et
  al................................  October 18, 2002   Superior Court of California -- Los
                                                         Angeles County

     These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These eight cases were consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. Motions to remand have been filed by the plaintiffs in these cases, and whether the cases will remain in the United States District Court for the Southern District of California or be remanded to the California state courts in light of the district court's decision on December 13, 2002 to remand the Six Coordinated Suits cannot be determined at this time.

     On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant Americas Generation entities, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The Snohomish suit was consolidated for purposes of pretrial proceedings with the other rate payer suits pending before the United States District Court for the Southern District of California. On January 6, 2003, the district court granted a motion to dismiss filed by the defendants. The district court concluded that the effect of the plaintiffs' claims was to challenge rates for the sale of power at wholesale that were subject to the exclusive regulation of the FERC under the Federal Power Act, and that those claims were therefore barred by the filed rate doctrine and federal preemption. The plaintiff has appealed the dismissal of the Snohomish suit to the United States Court of Appeals for the Ninth Circuit.

     On November 20, 2002, a class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., was filed in the Superior Court for the County of Los Angeles against certain publishers of index prices for natural gas, gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The plaintiff in the Bustamante suit alleges that the defendants violated California Penal Code sections 182 and 395 and California's Unfair Competition Act by reporting false information about natural gas transactions to the defendants that published index prices for natural gas causing the prices paid by Californians for natural gas and for electricity to be artificially inflated. The suit seeks, among other things, disgorgement of profits, restitution and compensatory and punitive damages.

     Oregon Rate Payer Litigation: On December 16, 2002, a class action suit, Lodewick v. Dynegy, et al., was filed in the Circuit Court for the County of Multnomah, Oregon, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity or natural gas in Oregon from January 2000. The plaintiff alleges that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleges, resulted in supply shortages and skyrocketing energy prices in the western United States, including Oregon, which in turn caused drastic rate increases for Oregon consumers. The plaintiff asserts claims under Oregon's Unfair Trade Practices Act, as well as claims for negligence and fraud by concealment. The plaintiff seeks injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants from 1998 and indicates that she will amend her complaint to seek restitution and damages. The defendants have removed the Lodewick suit to the United States District Court for the District of Oregon.

     Washington Rate Payer Litigation: On December 16, 2002, a class action suit, Symonds v. Dynegy, et al., was filed in the United States District Court for the Western District of Washington against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity or natural gas in the state of Washington from January 2000. The plaintiff alleges that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleges, resulted in supply shortages and skyrocketing energy prices in the western United States, including the state of Washington, which in turn caused drastic rate increases for Washington consumers. The plaintiff asserts claims under Washington's Consumer Protection Act, as well as claims for negligence and fraud by concealment. The plaintiff seeks treble damages, injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants since 1998.

     RMR Agreements: Mirant Americas Generation's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to RMR agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant Americas Generation's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Under the RMR agreements, Mirant Americas Generation recovers a portion of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO, and Mirant Americas Generation depends on revenues from sales of the output of the units at market prices to recover the remainder. The portion of the Annual Requirement that can be recovered through fixed charges to the CAISO is subject to the FERC's review and approval both as to the percentage and the amount of the Annual Requirement to which the percentage is applied.

     Mirant Americas Generation assumed the RMR agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 (the "Fixed Portion Proceeding"). The Fixed Portion Proceeding will determine the percentage to be paid to Mirant Americas Generation by the CAISO under the RMR agreements of a $159 million Annual Requirement that was in effect through December 31, 2001, as well as any future Annual Requirement in effect through the final disposition of the Fixed Portion Proceeding. This $159 million Annual Requirement was negotiated as part of a prior settlement of a FERC rate proceeding. In the Fixed Portion Proceeding, Mirant Americas Generation contended that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls, which would have resulted in the CAISO paying approximately $120 million annually, or 75% of the settled Annual Requirement in effect through December 31, 2001. Mirant Americas Generation currently collects 50% of the Annual Requirement from the CAISO, which charges are subject to refund once the FERC determines the percentage of the Annual Requirement that should be recovered by Mirant Americas Generation from the CAISO. The decision in the Fixed Portion Proceeding will affect the amount the CAISO will pay to Mirant Americas Generation for the period from June 1, 1999 through the final disposition of the Fixed Portion Proceeding, including any appeals. On June 7, 2000, the ALJ in the Fixed Portion Proceeding issued an initial decision providing for the CAISO to pay approximately three and one-half percent of the Annual Requirement to Mirant Americas Generation. On July 7, 2000, Mirant Americas Generation sought review by the FERC of the ALJ's decision and the matter is pending at the FERC.

     In the Fall of 2001, Mirant Americas Generation filed with the FERC to increase the Annual Requirement for the generating assets subject to the RMR agreements from the $159 million amount that had been in effect to $199 million. That increase took effect January 1, 2002, subject to refund of any amount that the FERC determined in a proceeding (the "Annual Requirement Proceeding") separate from the Fixed Portion Proceeding to be in excess of just and reasonable rates. The CAISO and Pacific Gas and Electric, which buys from the CAISO the electricity sold to the CAISO by Mirant Americas Generation under the RMR agreements, contested the increase in the Annual Requirement at the FERC. On February 5, 2003, FERC approved a settlement agreement regarding the increase in the Annual Requirement filed by the parties in November 2002 that would set the Annual Requirement through 2004. The settlement agreement resulted in refunds being made by Mirant Americas Generation of a portion of the Annual Requirement collected by Mirant Americas Generation for 2002. The amount of such refunds was consistent with the amounts Mirant Americas Generation previously reserved. The percentage that ultimately results from the Fixed Portion Proceeding, discussed above, will be applied to the Annual Requirement for 2002 established under the settlement agreement.

     Mirant Americas Generation exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to the Potrero plant through fixed charges to the CAISO beginning January 1, 2002. The settlement agreement approved by the FERC on February 5, 2003 also set the

Annual Requirement of the Potrero plant for 2002 through 2004. By exercising this right under the RMR agreement, Mirant Americas Generation has limited its potential refund liability resulting from the Fixed Portion Proceeding related to the Potrero plant to the period June 1, 1999 through December 31, 2001.

     On October 1, 2002, the CAISO notified Mirant Americas Generation that it was electing to receive service under the RMR agreements during 2003 from Contra Costa Units 4-7, Pittsburg Units 5-7, and Potrero Units 3-6. On November 26, 2002, Mirant Americas Generation exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to all of its plants and units subject to RMR agreements, except for the Pittsburg Unit 5, through fixed charges to the CAISO, beginning January 1, 2003. The result of this election is that any refund amounts that might be owed by Mirant Americas Generation upon resolution of the Fixed Portion Proceeding would be limited to the period June 1, 1999 through December 31, 2002 for the units subject to the RMR agreements other than Pittsburg Unit 5 and the Potrero plant, as discussed above.

     If Mirant Americas Generation is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant Americas Generation's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Mirant Americas Generation estimates that the amount of such refunds, together with the refunds potentially resulting from resolution of the Annual Requirement Proceeding described above, as of December 31, 2002, would have been approximately $364 million, including interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however management expects that it would have no effect on net income as provisions were taken in prior periods.

     Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999, Mirant New York received an information request from the State of New York concerning the air permitting and air emission control implications under the EPA's new source review regulations promulgated under the Clean Air Act ("NSR") of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of the Lovett facility, Orange and Rockland Utilities, alleging violations associated with the operation of the Lovett facility prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. If a violation is determined to have occurred at the Lovett facility, Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Orange and Rockland Utilities for the Lovett facility, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations prior to the sale. If a violation is determined to have occurred after Mirant New York acquired the plant or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant New York would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plant, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

     In January 2001, the EPA issued a request for information to Mirant Mid-Atlantic concerning the air permitting and air emission control implications under the NSR of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic's ownership of the plants. Mirant Mid-Atlantic has responded fully to this request. If a violation is determined to have occurred at any of the plants,

Mirant Mid-Atlantic may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Potomac Electric Power Company ("PEPCO") for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to Mirant Mid-Atlantic's acquisition of the plants. If a violation is determined to have occurred after Mirant Mid-Atlantic acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant Mid-Atlantic would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

     The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is determined to not be in compliance, such a determination could require substantial expenditures to bring the Company's power plants into compliance, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Mirant Americas Generation is an indirect wholly owned subsidiary of Mirant. Mirant Americas Generation's membership interests are not publicly traded. In 2002, 2001 and 2000, we paid $797 million, $221 million and $181 million, respectively, in dividends. See "Liquidity and Capital Resources" in
Item 7 and Note 5 to our financial statements for a description of restrictions on our ability to pay dividends. We have no equity compensation plans under which we issue our membership interests.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. The selected financial data has been derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated. See Note 3 to our consolidated financial statements. The historical financial information may not be indicative of our future performance and does not reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

     The financial information for periods prior to the Company's incorporation represents the assets and liabilities and revenues and expenses of former subsidiaries of Mirant which were merged with and into the Company in a common control organization.

                            SELECTED FINANCIAL DATA

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                                    RESTATED   RESTATED   RESTATED
                                                            2002      2001       2000       1999
                                                           ------   --------   --------   --------
                                                                        (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Operating revenues.......................................  $2,553    $5,262     $2,153    $   674
Income from continuing operations........................      65       407        142         29
Income from discontinued operations......................      12        12         11         19
Net income...............................................      77       419        153         48
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets.............................................   6,998     7,068      6,262      2,523
Total debt...............................................   2,794     2,900      2,395      1,290
Member's equity..........................................   3,134     3,025      2,913      1,044

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere in this report. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed below under "Mirant Restructuring," Mirant is currently in discussions with certain of its lenders regarding the extension of the maturities of a substantial portion of its indebtedness. If such restructuring efforts are not successful, Mirant would likely be required to seek bankruptcy court or other protection from its creditors, and if Mirant seeks such protection, we believe it is likely that we would seek similar protection. The Company's consolidated financial statements do not reflect adjustments that might be required if the Company is unable to continue as a going concern. See Note 1 to the Company's consolidated financial statements included elsewhere in this report.

OVERVIEW AND BACKGROUND

     We are a national independent power provider and an indirect wholly owned subsidiary of Mirant. We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 12,000 MW of electricity generation capacity in the United States and operate 92 generating units at 22 plants located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas, giving us access to a wide variety of wholesale customers.

     We produce and sell electricity in the United States under fixed price contracts and on the spot market to utilities and energy merchants. We use derivative financial instruments, such as forwards, futures, options and swaps to manage our exposure to fluctuations in electric energy and fuel commodity prices. These transactions are executed on behalf of the Company by Mirant Americas Energy Marketing. Our portfolio of generating facilities is diversified by geographic regions, fuel types, power markets and dispatch types. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by our generating units and procures emissions credits which are utilized in connection with our operations.

     We and our subsidiaries have entered into a number of service agreements with subsidiaries of Mirant for the sale of our electric power, procurement of fuel, labor and administrative services essential to operating our business. These agreements are primarily with Mirant, Mirant Americas Energy Marketing and Mirant Services. See below under "ECSA with Mirant Americas Energy Marketing," "Power Sale, Fuel Supply and Services Agreement" and Note 5 to our consolidated financial statements for a further description of these agreements.

MIRANT RESTRUCTURING

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant). Mirant does not expect that its cash flows from operations will cover all of its capital expenditures, interest payments and debts as they mature. Mirant is working on a restructuring plan pursuant to which it will ask certain of its and our creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities and capital markets debt of Mirant and approximately $800 million of our bank and capital markets debt. In connection with any such refinancing or extension, Mirant expects to offer security interests in substantially all of its and its subsidiaries' unencumbered assets. In addition, the lenders under the Mirant bank facilities have waived compliance with certain covenants of those facilities through May 29, 2003. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each facility. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant bank facilities would cross accelerate approximately $910 million of Mirant capital markets and other indebtedness. In the event that Mirant is unable to restructure a substantial portion of its indebtedness and/or there is an acceleration of Mirant debt, Mirant would likely be required to seek bankruptcy court or other protection from its creditors. In the event that Mirant seeks such protection, we believe it is likely that we would seek similar protection.

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated consolidated financial statements of the Company for the years 2001 and 2000 to reflect certain errors the Company identified in its previously issued financial statements. The errors relate to the accounting for derivative financial instruments designated as hedging instruments which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing in applying purchase accounting to the PEPCO acquisition, and adjustments to various accruals.

     The nature of the errors and the adjustments that the Company has made to its financial statements for years ended December 31, 2001 and December 31, 2000 are set forth in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this report.

     The net impact of the adjustments are summarized as follows:

     - An increase in opening retained earnings as of January 1, 2000 of $7 million, which has been reflected as a prior period adjustment;

     - A decrease in net income of $5 million in 2000; and

     - An increase in net income of $72 million in 2001.

     In addition, the Company has reclassified the presentation of operations of the State Line and Neenah generating facilities as discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

INTERIM FINANCIAL INFORMATION

     The Company is in the process of restating its interim financial information for each of the quarterly periods in 2001 and 2002. Additionally, upon completion of the quarterly financial information, the Company expects to prepare and file amended Forms 10-Q for each of the first three quarters in 2002.

RESTRUCTURING CHARGES

     In 2002, as a result of changing market conditions and constrained access to capital, Mirant adopted a plan to restructure its worldwide operations, including those of the Company, by selling certain generating facilities, canceling or suspending planned power plant developments, closing business development offices and severing employees. We recorded $19 million of restructuring charges primarily related to severance costs and costs for suspending planned power plant developments during the year ended December 31, 2002. Management cannot determine at this time the extent to which additional restructuring by Mirant will impact the Company.

REVENUES

     Our operating revenues and expenses are derived from the operations of our controlled subsidiaries, which are consolidated for accounting purposes. Most of our revenues are derived from sales of capacity and energy from our generating facilities to our affiliate, Mirant Americas Energy Marketing. Mirant Americas Energy Marketing in turn sells the energy under fixed price agreements or markets the energy in the spot and forward markets or other competitive power markets. The market for wholesale electric energy in the United States is largely deregulated. Our other revenues, which are not under fixed price agreements, and results of our operations will depend, in part, upon prevailing market prices for energy and capacity in these competitive markets.

     We retain the ultimate credit risk from the sales to third parties that Mirant Americas Energy Marketing engages in on our behalf, except for sales under Mirant Mid-Atlantic's Energy and Capacity Sales Agreement ("ECSA") under which our credit risk is with Mirant Americas Energy Marketing.

     During 2002, our most significant fixed price agreements were Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (see Note 5 of "Notes to Consolidated Financial Statements") and our agreement with the DWR entered into on our behalf by Mirant Americas Energy Marketing, which represented approximately 31% and 17%, respectively, of our operating revenues during 2002.

  ECSA WITH MIRANT AMERICAS ENERGY MARKETING

     At the inception date of the ECSA, the pricing under the ECSA was favorable to Mirant Mid-Atlantic and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas, which is generally the fuel used to set prices in the PJM. The Company did not believe that natural gas prices would remain depressed through the end of 2002.

     At inception of the ECSA, the aggregate amount attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic's owned or leased facilities of $120 million was accounted for as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in its financial statements. When Mirant Mid-Atlantic entered into the agreement, it assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Mirant Mid-Atlantic's facilities provided for in the ECSA. In January 2002, Mirant Americas Energy Marketing exercised its option to increase the committed capacity to 100% of the total output of the Company's facilities. As a result, Mirant Mid-Atlantic recorded an additional equity contribution of $53 million in the first quarter of 2002 attributable to the favorable pricing terms of this additional 25% of the capacity and output. This adjustment is also reflected in our financial statements as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized were $139 million in 2002 and $33 million for the period from August 1, 2001 to December 31, 2001. These amounts are generally received in the month following the month the related revenue is recognized, and are recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, Mirant Mid-Atlantic received $129 million and $29 million, respectively, under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $136 million at December 31, 2002, of which $15 million represents amounts received subsequent to December 31, 2002 related to the revenue recognized prior to that date and $121 million relates to 2003.

     The revenues recognized under the ECSA were not adjusted for subsequent changes in market prices after the options are exercised. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million and $79 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively.

     In November 2002, Mirant Americas Energy Marketing exercised its option under the ECSA to purchase 100% of Mirant Mid-Atlantic's capacity and energy in 2003 at contracted rates in the ECSA. The pricing under the ECSA was favorable to Mirant Mid-Atlantic when compared to estimated market rates in the PJM for power to be delivered in 2003. As result, Mirant Mid-Atlantic recorded $121 million as an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002 attributable to the favorable pricing terms for 2003.

     Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under a power sale, fuel supply and service agreement (the "Power and Fuel Agreement") to Mirant Americas Energy Marketing at market prices. Under this agreement Mirant Americas Energy Marketing resells Mirant Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, Mirant Mid-Atlantic has credit exposure to Mirant Americas Energy Marketing for essentially all of its revenues. Mirant Mid-Atlantic expects to pay Mirant Americas Energy Marketing a fee of $7 million per year for this service.

     Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. However, as a result of higher spot prices in the PJM in the first quarter of 2003, had Mirant Mid-Atlantic received market prices for its energy, Mirant Mid-Atlantic would have received approximately $71 million more in cash flows than it received under the ECSA. For the remainder of 2003 as a whole, the forward price curves at March 31, 2003 indicate that cash flows received under the Power and Fuel Agreement are expected to exceed those under the ECSA. Following the termination of the ECSA effective May 1, 2003, Mirant Mid-Atlantic will reverse the remaining capital contribution receivable pursuant to the ECSA that is attributable to periods after April 30, 2003.

POWER SALE, FUEL SUPPLY AND SERVICES AGREEMENT

     Effective May 1, 2003, Mirant Mid-Atlantic entered into the Power and Fuel Agreement with Mirant Americas Energy Marketing. Mirant Mid-Atlantic's subsidiary, Mirant Chalk Point, and its affiliates Mirant Peaker and Mirant Potomac River also entered into power and fuel agreements on substantially similar terms. Mirant Mid-Atlantic's Power and Fuel Agreement replaces its master power sales agreement, including the ECSA, and its services and risk management agreements with Mirant Americas Energy Marketing.

     The Power and Fuel Agreement provides that Mirant Americas Energy Marketing purchases all of the energy and capacity of Mirant Mid-Atlantic's facilities and pays Mirant Mid-Atlantic the amount received by Mirant Americas Energy Marketing for the resale of such products, services or capacity. Mirant Americas Energy Marketing is responsible for scheduling the output of Mirant Mid-Atlantic's generating facilities.

     Mirant Americas Energy Marketing provides all requirements fuel supply, including fuel oil, gas and coal, for Mirant Mid-Atlantic's generating facilities, except for fuel supplied by third parties for the Morgantown facility. Mirant Mid-Atlantic pays Mirant Americas Energy Marketing the market price for natural gas, including transportation, used at any of its facilities. Mirant Mid-Atlantic pays Mirant Americas Energy Marketing a price based on an index price plus a transportation charge for fuel oil used at the Chalk Point facility. For all other fuel oil, Mirant Mid-Atlantic pays Mirant Americas Energy's actual cost. Mirant Mid-Atlantic reimburses Mirant Americas Energy Marketing for coal, including transportation, at Mirant Americas Energy Marketing's cost.

     Upon Mirant Mid-Atlantic's request, Mirant Americas Energy Marketing procures all emissions credits necessary for the operation of Mirant Mid-Atlantic's generating facilities and sells excess credits. Mirant Americas Energy Marketing charges its actual cost of acquiring the credits and remits the proceeds of any emission credit sales to Mirant Mid-Atlantic.

     Upon Mirant Mid-Atlantic's request, Mirant Americas Energy Marketing procures or advises Mirant Mid-Atlantic to procure business interruption insurance and forced outage insurance. The cost of insurance is charged to Mirant Mid-Atlantic.

     Mirant Americas Energy Marketing enters into third party bilateral contracts, forward sales, and financial products (including futures, swaps and option contracts) for Mirant Mid-Atlantic. The costs, including third party broker costs, transaction fees, and gains and losses related to the bilateral contracts, forward sales and financial products are charged to or paid to Mirant Mid-Atlantic.

     Mirant Mid-Atlantic pays Mirant Americas Energy Marketing a monthly service fee. Mirant Americas Energy Marketing is not entitled to any bonus payments under the Power and Fuel Agreement. The Power and Fuel Agreement expires December 31, 2003.

 DWR AGREEMENT

     In 2002, the prices realized under our power sales agreement with the DWR, which expired in December 2002, were based on the market prices, which were in place at the time we entered into the agreement. These prices were approximately $150 per MWh. Under the RMR condition 2 contract, we will receive less revenue from our California properties in 2003.

  SEASONALITY

     Our revenues are generally affected by seasonal changes in weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce the short-term demand for energy and result in a reduction in wholesale prices. Although the fixed price Mirant Mid-Atlantic received under the ECSA reduced the impact of seasonality on the price we received for our energy from August 1, 2001 to April 30, 2003, our revenues subsequent to April 30, 2003 are expected to be generally affected by seasonal changes now that Mirant Mid-Atlantic revenues are based on market prices.

EXPENSES

     Our costs are primarily derived from the ongoing operations and maintenance of our generating facilities and capital expenditures needed to ensure their continued reliable, safe and environmentally compliant operation. A significant portion of our operating expenses result from transactions with related parties, primarily Mirant Americas Energy Marketing, Mirant Americas, Inc. (Mirant Americas), Mirant Services and Mirant.

     Cost of fuel, electricity and other products for our generating facilities is our largest expense representing over 70% of our operating expenses. Most of our fuel cost results from transactions with an affiliate. Most of our operating subsidiaries have entered into fuel supply agreements with Mirant Americas Energy Marketing for the majority of our fuel needs, the cost of which is charged to our subsidiaries based upon actual costs incurred by them. Mirant Americas Energy Marketing also provides fuel and procures emissions credits necessary for the operation of our generating facilities through services and risk management agreements. We also have agreements with third parties for our fuel needs.

     We have other related party agreements for labor and general and administrative services. These services are essential to the operations of our business. Management believes these costs are reasonable and substantially similar to costs we would incur on a stand-alone basis.

     Our other operating expenses are primarily for operating leases, maintenance costs, depreciation and amortization of our long-lived assets and certain general and administrative expenses, such as bad debt expense and audit and legal fees.

SPARK SPREADS

     Lower power prices and higher natural gas prices resulted in reduced spark spreads and resulted in lower gross margins in 2002 compared to unusually high spark spreads in 2001 and 2000.

RESULTS OF OPERATIONS

     Our net income decreased by $342 million in 2002 compared to 2001. Key factors affecting our 2002 results are as follows:

     - Overall industry conditions in 2002 were dramatically different than what we experienced in 2001 and 2000. Power prices declined significantly in 2002 compared to 2001 due to milder weather and additional capacity.

     - In 2002, the prices realized under our power sales agreement with the DWR, which expired in December 2002, were above current market prices. For 2003, the Company has converted some of the generating units (approximately 1,700 out of 2,000 MW) that were contracted under the DWR agreement to RMR condition 2 units, which will provide lower revenues than in 2002 based on fixed payments for the units' capacity.

     - In 2001, net income includes a $106 million provision related to receivables due from both the PX, which filed for bankruptcy protection in 2001, and CAISO.

     - In 2002 we recorded a $20 million goodwill impairment charge after failing the Step I review in the Company's annual goodwill assessment. This change is noncash and reflects management's best estimate of the impairment as if a fully completed Step II review was performed. A Step II review will be finalized in the second quarter, but we do not expect our estimate to change materially. See Critical Accounting Policies section for further details.

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

2002

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $2,294         $ 259        $2,553
Operating expenses:
  Cost of fuel, electricity and other products..............     1,493            99         1,592
  Depreciation and amortization.............................        --           110           110
  Generation facilities rent................................        --            96            96
  Maintenance...............................................        39            66           105
  Selling, general and administrative.......................        70            45           115
  Impairment loss...........................................        --            20            20
  Other operating...........................................        81           156           237
                                                                                            ------
Operating income............................................                                   278
                                                                                            ------
Other income (expense), net.................................        41          (199)         (158)
Provision for income taxes..................................        --            55            55
                                                                                            ------
Income from continuing operations...........................                                $   65
                                                                                            ======

2001 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $5,107         $ 155        $5,262
Operating expenses:
  Cost of fuel, electricity and other products..............     3,376            47         3,423
  Depreciation and amortization.............................        --           164           164
  Generation facilities rent................................        --            96            96
  Maintenance...............................................        44            87           131
  Selling, general and administrative.......................       462           175           637
  Other operating...........................................        69           132           201
                                                                                            ------
Operating income............................................                                   610
                                                                                            ------
Other income (expense), net.................................        24          (225)         (201)
Provision for income taxes..................................        --             2             2
                                                                                            ------
Income from continuing operations...........................                                $  407
                                                                                            ======

2000 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $1,987         $ 166        $2,153
Operating expenses:
  Cost of fuel, electricity and other products..............     1,293            18         1,311
  Depreciation and amortization.............................        --            71            71
  Generation facilities rent................................        --             3             3
  Maintenance...............................................        26            49            75
  Selling, general and administrative.......................       156           110           266
  Other operating...........................................        44            65           109
                                                                                            ------
Operating income............................................                                   318
                                                                                            ------
Other income (expense), net.................................         2           (84)          (82)
Provision for income taxes..................................        --            94            94
                                                                                            ------
Income from continuing operations...........................                                $  142
                                                                                            ======

  2002 VERSUS 2001

     Operating Revenues. Our operating revenues for the year ended December 31, 2002 were $2.6 billion, a decrease of $2.7 billion, or 51%, from 2001. The following factors were primarily responsible for the decrease in operating revenues.

     - Our revenues decreased primarily due to decreased market prices for power and reduced power sales volumes (both generation and purchased power) particularly in the California market during 2002. California accounted for 31% of our operating revenues in 2002 compared to 62% in 2001, a decline of $2.5 billion. Market prices in California declined by nearly 60% from an average price of approximately $148/MWh to an average price of approximately $61/MWh. Power sales volumes declined by approximately 41% due to decreased demand for power in California. Our power sales agreement with the California DWR expired in December 2002. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs which will be at a lower price than the previous DWR contract.

     - Revenues from our Mid-Atlantic operations were $815 million, or 20% lower in 2002 primarily due to decreased market prices for energy in the region. As market prices declined in 2001, Mirant Mid-Atlantic terminated the use of certain short-term fixed price contracts with Mirant Americas Energy Marketing and began selling energy to Mirant Americas Energy Marketing through a long-term contract, the ECSA (see Note 5 of "Notes to Consolidated Financial Statements"), in August 2001. The fixed prices for energy that Mirant Mid-Atlantic received under the ECSA during 2001 and 2002 remained fairly constant over each contract period while market prices for energy declined.

     - These decreases were partially offset by operating revenues related to Mirant New England, LLC, which was contributed to us by our parent in January 2002 and by higher revenues earned from operating the Benning and Buzzard Point facilities resulting from an increase in fuel usage at those facilities. In addition, in 2001, the Company recorded a $106 million provision related to receivables due from the PX, the CAISO and Pacific Gas and Electric.

     Operating Expenses. Our operating expenses for the year ended December 31, 2002 were $2.3 billion, a decrease of $2.4 billion, or 52%, from 2001. The following factors were primarily responsible for the decrease in operating expenses.

     - Cost of fuel, electricity and other products for the year ended December 31, 2002 was $1.6 billion, compared to $3.4 billion in 2001. This decrease of $1.8 billion, or 53%, was primarily attributable to decreased power sales volumes and lower prices for natural gas, particularly in California, during 2002 and was consistent with our decrease in operating revenues. As noted above, power sales volumes in this region declined by approximately 41%. Prices for natural gas, the primary fuel used for margin-setting the market price for electricity in this region, declined by 52%. In addition, a reduction in the proportion of generation from less efficient cycling units reduced fuel costs per megawatt hour in the year ended December 31, 2002, as compared to 2001. The decrease in cost of fuel, electricity and other products was partially offset by the purchased power costs of Mirant New England, LLC, which was contributed to us in January 2002, and by the cost of the additional fuel usage in Mirant Mid-Atlantic facilities arising from higher generation volumes in the year ended December 31, 2002, as compared to 2001.

     - Depreciation and amortization expenses for the year ended December 31, 2002 were $110 million, compared to $164 million in 2001. The decrease of $54 million was primarily a result of the elimination of goodwill amortization from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, goodwill and trading rights amortization was $42 million.

     - Maintenance expenses for the year ended December 31, 2002 were $105 million, compared to $131 million in 2001. The decrease of $26 million was primarily due to higher maintenance requirements in 2001 from our plants in the western United States as a result of the increased demand on those plants during the period.

     - Selling, general and administrative expenses for the year ended December 31, 2002 were $115 million, compared to $637 million in 2001. This decrease of $522 million was primarily due to a change in the services and risk management agreement with Mirant Americas Energy Marketing (see
       Note 5 of "Notes to Consolidated Financial Statements") in which the Company was previously charged a bonus based on the percentage by which revenues exceeded costs under the agreement. In 2001, this bonus expense was approximately $378 million. In 2001, the Company recorded bad debt expense of $106 million and $50 million related to the California receivables described above and the Enron bankruptcy and incurred legal expenses of approximately $30 million associated with the legal proceedings in California (see Item 3, "Legal Proceedings").

     Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2002 was $55 million compared to $2 million in 2001. The income tax provision is higher primarily due to the reversal of approximately $152 million in deferred tax liabilities in 2001 as a result of our change in form of organization from a corporation to a limited liability company, partially offset by a lower tax provision from lower pretax income in our taxable subsidiaries in 2002 compared to 2001.

  2001 VERSUS 2000

     Operating Revenues. Our operating revenues for the year ended December 31, 2001 were $5.3 billion, an increase of $3.1 billion, or 144%, from 2000. This increase resulted primarily from the combination of unusually high prices for power in the first quarter of 2001 and increased market demand for power in the western United States. The increase in revenues was also attributable to the contributions from the plants we acquired in Maryland from PEPCO in December 2000, which contributed $1.0 billion in revenues, and from the first and second phases of our Texas plant which were completed in June 2000 and June 2001, respectively. In addition, the 2000 amounts reflect provisions taken related to revenues recognized in 1999 from our California operations under RMR contracts.

     Operating Expenses. Our operating expenses for the year ended December 31, 2001 were $4.7 billion, an increase of $2.9 billion, or 161%, from 2000. The following factors were primarily responsible for the increase in operating expenses.

     - Cost of fuel, electricity and other products for the year ended December 31, 2001 was $3.4 billion, compared to $1.3 billion in 2000. This increase of $2.1 billion, or 162%, primarily resulted from the combination of higher prices for natural gas in the first quarter of 2001 and increased market demand for natural gas and power in the western United States. The increase was also attributable to additional fuel and purchased power costs from the plants we acquired in Maryland from PEPCO in December 2000 and from the first and second phases of our Texas plant which were completed in June 2000 and 2001, respectively.

     - Depreciation and amortization expenses for the year ended December 31, 2001 were $164 million, compared to $71 million in 2000. The increase of $93 million was primarily due to goodwill and other intangible asset amortization of $77 million recorded during 2001 related to the assets we acquired from PEPCO and at our Texas plant.

     - Generation facilities lease expenses for the year ended December 31, 2001 were $96 million, compared to $3 million in 2000. This increase is due to the lease of two generating facilities in connection with our acquisition from PEPCO on December 19, 2000.

     - Maintenance expenses for the year ended December 31, 2001 were $131 million, compared to $75 million in 2000. The increase of $56 million was primarily due to higher maintenance requirements in 2001 from our plants in the western United States as a result of the increased demand on those plants during the period.

     - Selling, general and administrative expenses for the year ended December 31, 2001 were $637 million, compared to $266 million in 2000. This increase of $371 million was primarily due to costs incurred under the administrative services arrangements with Mirant Americas Energy Marketing totaling $378 million, a $246 million increase from the same period in 2000. The increase was also attributable to provisions of $106 million taken in relation to uncertainties in the California power market and provisions of $50 million taken related to amounts due from Enron as a result of its bankruptcy in December 2001.

     Other Expense, Net. Other expense, net for the year ended December 31, 2001, was $201 million, an increase of $119 million from 2000. This increase was primarily due to an increase in interest expense related to borrowings to finance acquisitions but was partially offset by interest income on notes receivable from affiliates.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2001 was $2 million as compared to income tax expense of $94 million in 2000. The income tax provision for 2001 is lower primarily because of the reversal of deferred tax liabilities totaling approximately $152 million, as a result of our change in form of organization from a corporation to a limited liability company.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     Historically, we have obtained cash from operations, borrowings under credit facilities, borrowings from issuances of senior debt and borrowings, capital contributions from Mirant and capital contributions pursuant to the ECSA. Because our operations are conducted primarily by our subsidiaries, our cash flows are dependent upon cash dividends, distributions and other transfers from our subsidiaries, including Mirant Mid-Atlantic. The ability of Mirant Mid-Atlantic to make distributions is subject to meeting a fixed charge coverage ratio under the terms of its lease transaction. The cash flows received by Mirant Mid-Atlantic from Mirant Americas Energy Marketing as a capital contribution pursuant to the ECSA have been recorded in the accompanying consolidated statements of cash flows as a financing activity.

Effective May 1, 2003, Mirant Mid-Atlantic terminated the ECSA with Mirant Americas Energy Marketing and entered into a Power and Fuel Agreement to sell energy and capacity at market prices.

     Our cash flows related to revenues recognized from our affiliates and non-affiliates, and the related capital contribution received pursuant to the ECSA generally were received in the month following recognition in the income statement. Our cash payments related to services rendered by our affiliates and non-affiliates generally are paid in the month following the month the services are recorded as an expense.

     Net cash provided by operating activities totaled $522 million in 2002, as compared to $431 million in 2001. This increase of $91 million was due to an increase in non-cash charges of $164 million related to derivative financial instruments, a decrease prepaid rent of $79 million and net decreases in operating assets and increases in operating liabilities of $190 million. These increases were partially offset by a decrease in net income of $342 million.

     Net cash provided by investing activities totaled $97 million in 2002, as compared to $660 million used in investing activities in 2001. This change was primarily due to proceeds from the sale of our State Line generating facility of $180 million in 2002 and net proceeds received in 2002 totaling $260 million on notes receivables from affiliates compared to net issuances of notes receivable from affiliates of $194 million in 2001. In addition, there was a reduction in capital expenditures of $126 million from $479 million in 2001 to $353 million in 2002.

     Net cash used in financing activities totaled $379 million in 2002, as compared to $176 million provided by financing activities in 2001. This change was primarily due to an increase in dividends paid from $221 million in 2001 to $797 million in 2002. In addition, net proceeds were received from the issuance of debt of $227 million in 2002 compared to $6 million in 2001. Net notes payable to affiliates repaid in 2002 amounted to $130 million compared to proceeds received of $323 million from net notes payable to affiliates in 2001.

     Our cash position, dividends from our subsidiaries and proceeds from asset sales are expected to provide sufficient liquidity for our operations, working capital, capital expenditures, and to fund our interest costs over the next 12 months. Our liquidity could be impacted by the ability of our subsidiaries to pay dividends, changing prices resulting from abnormal weather, excess generating capacity or reduced demand for electricity, the outcome of RMR proceedings and the inability to complete asset sales.

     As of March 31, 2003, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates, for the most recently ended four fiscal quarters, is estimated to be approximately 1.6 to 1.0, less than the 1.7 to 1.0 required for Mirant Mid-Atlantic to make distributions under the terms of the pass through certificates. Management does not expect Mirant Mid-Atlantic to meet the distribution test until delivery of financial statements for the quarter ended September 30, 2003, based on current projections. At that time management expects that Mirant Mid-Atlantic will be able to make distributions, although there can be no assurance that such expectation will prove correct. If the ECSA had not been terminated, based on current projections of fuel and power prices, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates was expected to remain below 1.7 to 1.0 through year end 2003.

     As discussed above under "Mirant Restructuring," if Mirant seeks bankruptcy court or other protection from its creditors, we believe it is likely that we would seek similar protection.

     If we are unsuccessful in our appeal of the ALJ's decision related to the RMR agreements, we may be required to refund a substantial amount to the CAISO. As of December 31, 2002, we estimate that the refund would have been approximately $364 million, including any interest that may be payable. A refund of this size would have a material adverse impact on our liquidity.

  NOTES RECEIVABLE FROM AND NOTES PAYABLE TO AFFILIATES

     In December 2000, Mirant Potomac River, LLC ("Mirant Potomac River") and Mirant Peaker, LLC ("Mirant Peaker"), both wholly owned subsidiaries of Mirant, borrowed approximately $223 million from Mirant Mid-Atlantic to finance their acquisition of generation facilities from PEPCO (see Note 5 of

"Notes to Consolidated Financial Statements"). The notes receivable are unsecured and are due on December 30, 2028 with 10% per annum interest payable semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Up to $8 million per year may be prepaid at the election of the borrower. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $23 million for each of the years ended December 31, 2002 and 2001 and $1 million for the period from July 12, 2000 (inception) through December 31, 2000.

     During 2002, the various operating subsidiaries of Mirant Americas Generation participated in separate cash management agreements with Mirant (see
Note 5 of "Notes to Consolidated Financial Statements"), whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand. In addition, the subsidiaries borrowed funds from Mirant under the agreements. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

  CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) and its assets and liabilities to Mirant Americas Generation (see Note 5 of "Notes to Consolidated Financial Statements"). The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $270 million, respectively to Mirant Americas Generation in the first quarter of 2002. At January 1, 2002, Mirant New England, LLC's most significant asset was a $255 million note receivable from Mirant Americas, Inc. The note receivable is payable on demand and bears interest at 6%, which is payable monthly.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, we believe that it is likely that Mirant Americas, Inc. would also seek such protection.

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the years ended December 31, 2002 and 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected.

  DEBT

     As of December 31, 2002 and 2001, the Company had noncurrent notes payable outstanding of $2.8 billion and $2.6 billion, respectively, including senior notes and bank credit facilities (also refer to Note 10 of "Notes to Consolidated Financial Statements"). In July 2002, the Company fully drew the commitments under its two revolving credit facilities. The net proceeds from additional borrowings of approximately $227 million were used to repay $131 million of notes payable to affiliates and for working capital and capital expenditures.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of December 31, 2002, there were no events of default under such credit facilities.

     The minimum debt service coverage and maximum leverage covenant in our credit facilities are summarized below.

                                                                         DECEMBER 31, 2002
COVENANT                                                   REQUIREMENT        ACTUAL
--------                                                   -----------   -----------------
Ratio of Recourse Debt to Recourse Capital...............    .6 to 1.0      .468 to 1.0
Ratio of Cash Available for Corporate Debt Service to
  Corporate Interest.....................................  1.75 to 1.0       3.4 to 1.0

     As shown above we were in compliance with the covenants at December 31, 2002. Management believes that its assumptions used in certain accounting estimates and judgments discussed in the Critical Accounting Policies section are appropriate. However, we note that such assumptions are judgmental and if an alternative set of assumptions were used, such assumptions could have resulted in a write down of our long-lived assets, an additional impairment of our goodwill, or other changes in our financial statements and, thus, resulted in a financial covenant violation. The ratios are calculated as follows:

     Ratio of Recourse Debt to Recourse Capital (in millions)

Recourse Debt:
  Debt of the Borrower......................................   $   2,800
                                                               ---------
  Total Recourse Debt.......................................   $   2,800
                                                               =========
Recourse Capital:
  Consolidated Net Worth....................................   $   3,134
  Debt of the Borrower......................................       2,800
  Parent Support Agreement(1)...............................          50
                                                               ---------
  Total Recourse Capital....................................   $   5,984
                                                               ---------
RATIO.......................................................   .468 to 1
                                                               =========

     Ratio of Cash Available for Corporate Debt Service to Corporate Interest (prepared on a rolling 4 quarter basis) (in millions)

EBITDA, as defined(2).......................................   $    439
Asset sale proceeds not used to repay debt..................        185
Capital contributions.......................................         40
Parent Support Agreement....................................         50
                                                               --------
Total Cash Available for Corporate Debt Service, as
  defined...................................................   $    714
                                                               ========
Corporate Interest..........................................   $    211
                                                               ========
RATIO.......................................................   3.4 to 1
                                                               ========

---------------

(1) Mirant guarantee to cover up to $50 million of accrued interest through 2002 if Mirant Americas Generation is unable to pay.

(2) EBITDA is defined in the debt agreements as income from continuing operations before income taxes and minority interest, plus depreciation and amortization, plus corporate interest, plus/minus losses or gains from minority interests, plus/minus cash income taxes received and paid.

     Other significant covenants in our corporate credit agreements (which are more fully described in Note 10 of "Notes to Consolidated Financial Statements") include restrictions on liens, incurrence of recourse debt, payment of dividends and sale of assets.

     The Company has restated its 2001 and 2000 consolidated financial statements to reflect the impact of discontinued operations and to correct certain errors made in these periods. Upon delivery of the restated audited financial statements for the fiscal years ended December 31, 2000 and December 31, 2001, and the audited financial statements for the fiscal year ended December 31, 2002, we do not believe that any events of default exist under our credit agreements or capital markets debt, either with respect to our historical financial statements or otherwise.

     As of April 25, 2003, all ratings of Mirant Americas Generation by Standard & Poor's ("S&P"), Fitch, Inc. ("Fitch") and Moody's Investors Service ("Moody's") were non-investment grade.

 DEBT OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     As of December 31, 2002, the Company has future capital requirements, lease obligations, purchase commitments and other agreements as follows (in millions):

                                                          CONTRACTUAL CASH OBLIGATIONS BY YEAR
                                                 ------------------------------------------------------
                                                 TOTAL    2003   2004   2005   2006   2007   THEREAFTER
                                                 ------   ----   ----   ----   ----   ----   ----------
Long-term debt.................................  $2,800   $ --   $300   $ --   $500   $ --     $2,000
Operating lease obligations(1).................   2,777    155    126    120    109    114      2,153
Long-term service agreements(2)................     318     11     10     18     22     22        235
Construction related purchase commitments (Note
  12)..........................................     209     49      1    135     21      2          1
Fuel purchase and transportation
  commitments(3)...............................     610    113    119    120    126    128          4
                                                 ------   ----   ----   ----   ----   ----     ------
Total..........................................  $6,714   $328   $556   $393   $778   $266     $4,393
                                                 ======   ====   ====   ====   ====   ====     ======

---------------

(1) Substantially all of these leases relate to Mirant Mid-Atlantic's Morgantown and Dickerson facilities (see Note 12 of "Notes to Consolidated Financial Statements"). Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At December 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

(2) Amount represents the total estimated commitments for long-term service agreements (see Note 12 of "Notes to Consolidated Financial Statements") associated with completed turbines.

(3) The majority of these commitments relate to the minimum fuel purchase commitments at the Morgantown facility, which became effective in July 2002.

 SUBSIDIARY GUARANTEES

     As the Company or its subsidiaries have entered into construction contracts, some of the contracts have required a guarantee by Mirant Americas Generation to fulfill the obligation under the contract to pay the amount outstanding in the event that the subsidiary is unable to pay. As of December 31, 2002, these guarantees amounted to $4 million and expire upon completion of the subsidiaries' obligations under the contracts in 2003.

 PARENT GUARANTEES

     Mirant New England, LLC is required to sell electricity at fixed prices to Cambridge Electric Light Company ("Cambridge") and Commonwealth Electric Company ("Commonwealth") in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant issued a guarantee in the amount of $188 million for any obligations Mirant New England, LLC may incur under its Wholesale Transition Service Agreement with Cambridge and Commonwealth. Both the guarantee and the agreement expire in February 2005.

     Mirant has provided letters of credit on behalf of Mirant Americas Generation subsidiaries. Mirant has provided letters of credit for Mirant Americas Generation's debt related obligations, power sales obligations or other contractual agreements totaling $103 million, $11 million, and $4 million, respectively, as of December 31, 2002. None of these letters of credit were drawn on at December 31, 2002. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts. The letter of credit relating to the power sales obligations was terminated in January 2003 in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Upon expiration, these letters of credit provided on behalf of the Company's subsidiaries may be renewed by Mirant and the respective counterparty or replaced with another form of support to the counterparty, which could include cash collateral, a guarantee, or a surety bond.

 MIRANT MID-ATLANTIC MORGANTOWN AND DICKERSON LEASES

     In connection with Mirant Mid-Atlantic's acquisition of PEPCO's generating assets, several owner lessors each own undivided interests in the Dickerson and Morgantown baseload generating assets. We, through Mirant Mid-Atlantic, have entered into long-term leases for each of these undivided interests. The leases were part of the leveraged lease transactions that raised approximately $1.5 billion, which was used by the owner lessors to acquire the undivided interests in the lease facilities and to pay the lease transaction expenses.

     The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion.

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee under each pass through trust agreement.

     The property of the pass through trusts consists of lessor notes. The lessor notes were issued in connection with eleven separate leveraged lease transactions with respect to each lessor's undivided interest in either (i) the Dickerson electric generating baseload units 1, 2 and 3 and related assets or
(ii) the Morgantown electric generating baseload units 1 and 2 and related assets. The lessor notes issued by an owner lessor are secured by that owner lessor's undivided interest in the lease facilities and its rights under the related lease and other financing documents.

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

     Although neither the certificates nor the lessor notes are obligations of, or guaranteed by, us or Mirant Mid-Atlantic, the amount unconditionally payable by Mirant Mid-Atlantic under the leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. The lease obligations of Mirant Mid-Atlantic are not obligations of, or guaranteed by, us or our indirect parent, Mirant, or any of its other affiliates. However, Mirant is currently providing a letter of credit to support our obligation to maintain the rent payment reserve required in connection with this lease transaction.

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

 MIRANT MID-ATLANTIC'S RESTRICTIONS ON ADDITIONAL INDEBTEDNESS AND PAYMENT OF DIVIDENDS

     Pass through certificates related to the leveraged lease transactions discussed above were issued in December 2000 in connection with the acquisition by the owner lessors of the Morgantown and Dickerson generating facilities. Mirant Mid-Atlantic has entered into long-term leases for these facilities. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. However, because the operating lease payments made by Mirant Mid-Atlantic for the Morgantown and Dickerson generating facilities support the ultimate lessor notes for the facilities, the pass through certificates restrict Mirant Mid-Atlantic's ability to incur further indebtedness in certain circumstances. If the form or purpose of indebtedness is not specifically permitted by the lease agreement, additional indebtedness cannot be incurred unless each of Moody's and S&P confirms the then current rating for the pass through certificates; provided, however, that if the certificates are rated by either agency as below investment grade, the additional indebtedness may not be incurred unless Mirant Mid-Atlantic meets certain coverage ratios. As of April 25, 2003, all ratings of the pass through certificates by S&P, Moody's and Fitch, Inc. ("Fitch") were non-investment grade.

     The pass through certificates also restrict Mirant Mid-Atlantic's ability to make certain payments. Among the limitations is a prohibition on dividend payments, unless certain coverage ratios are met. Specifically, in order to make a dividend distribution Mirant Mid-Atlantic's fixed charge coverage ratio must exceed 1.7 to 1.0 for the most recently ended four fiscal quarter period as well as for each of the next two periods of four fiscal quarters (a total of eight quarters). As of March 31, 2003, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates, for the most recently ended four fiscal quarters, is estimated to be approximately 1.6 to 1.0, less than the 1.7 to 1.0 required for Mirant Mid-Atlantic to make distributions under the terms of the pass through certificates. Management does not expect Mirant Mid-Atlantic to meet the distribution test until delivery of financial statements for the quarter ended September 30, 2003, based on current projections. At that time management expects that Mirant Mid-Atlantic will be able to make distributions, although there can be no assurance that such expectation will prove correct. If the ECSA had not been terminated, based on current projections of fuel and power prices, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates was expected to remain below 1.7 to 1.0 through year end 2003.

 CONVERSION TO A LIMITED LIABILITY COMPANY

     Effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes will no longer be paid directly by us, but rather, will accrue directly to our sole owner, Mirant Americas. Furthermore, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate organization structure. As a result of these changes in organization structure, we recognized income in the fourth quarter of 2001 totaling approximately $152 million related to the reversal of deferred income taxes, which have previously been recognized, for which we are no longer directly obligated.

 NOX ALLOWANCES

     Our Mid-Atlantic, New York, and New England generating facilities are subject to the northeast ozone transport region NOx allowance cap and trade regulatory program. As part of that regulatory program, the various state regulations allocate NOx emission allowances to covered facilities, and if the allocated allowances are not sufficient to cover actual NOx emissions, facilities must purchase NOx allowances from other facilities. We presently purchase additional NOx allowances in addition to our allocation to cover our emissions. Due to the NOx SIP Call Rule promulgated by the EPA, we expect that the number of allowances allocated to our plants will decrease in 2003 and that the market price may increase significantly in 2003 and in subsequent years for the NOx allowances we will need to purchase. We believe that the potential decrease in the number of allowances allocated to our plants or increase in the price we pay for allowances will not have a material effect on our operations; however, there can be no assurance that the additional cost we may incur will be recoverable from the revenues we realize.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The accounting policies described below are considered critical in obtaining an understanding of Mirant Americas Generation's consolidated financial statements because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others. In addition, the estimates and assumptions used in applying those critical accounting policies to our financial statements and other estimates about future operating results affect the calculation of financial ratios and measures used to determine the Company's compliance with significant debt covenants. Significant changes in assumptions could result in a violation of our debt covenants. A more complete discussion regarding debt compliance is discussed in "Financial
Condition -- Liquidity and Capital Resources."

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     Derivative financial instruments used for economic hedging and commodity price risk management purposes that do not meet the hedge accounting criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), are recorded at fair value as an adjustment to revenue or cost of fuel, electricity and other products. The commodity related derivatives we use are primarily valued through quoted market prices and quantitative models. To the extent that quantitative models are used to value the derivative instruments, we are required to estimate future prices, price correlation, interest rates and market volatility. In addition, these estimates reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The amounts we report as revenue or cost of fuel, electricity and other products change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control. As of December 31, 2002, the fair value of our net derivative financial instrument assets, which are marked to market, was approximately $12 million.

  LONG-LIVED ASSETS

     We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less cost to sell. During 2002, our decisions to store, sell and abandon certain investments and turbines, and to suspend construction at certain generation facilities represent impairment indicators that required us to assess these asset groups for impairment. To determine impairment for suspended projects, the Company's best estimate of discounted expected cash flows which include developing the project as originally planned are compared to the discounted expected cash flows from delaying construction, incurring suspension costs and later continuing development. No impairment charges resulted from the testing.

     We believe that the accounting estimates related to the impairment testing are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, competition, operating costs and forward commodity prices over the life of the assets, and the impact that recognizing a larger impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

     In deriving our estimates of forecasted future cash flows, we use our financial forecasts, which are developed based on forward price curves in the near-term liquid period, up to 36 months, and long run marginal cost assumptions for future periods in the plan. The financial forecast assumes asset sales representing approximately 822 MWs of net dependable generating capacity and deferred generation development of 1,330 MWs related to the Contra Costa and Bowline expansions.

  GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS No. 142, we evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

     Upon adopting SFAS No. 142, Mirant Americas Generation defined its reporting unit, as required by the Statement, for purposes of testing goodwill for impairment. Mirant Americas Generation defined its reporting unit as the Company as a whole. The reporting unit has specific management that is held responsible for decision-making for a set of components representing the reporting unit. This reporting unit reflects the way the Company manages its business.

     Upon adoption of SFAS No. 142 on January 1, 2002, we reviewed our goodwill for impairment at that date. We computed the fair value as the sum of the discounted future cash flows applicable to our reportable segment's assets. Based on that analysis, we determined that the fair value of our reportable segment exceeded its carrying value including goodwill and accordingly concluded that no impairment charge was required.

     In connection with our annual impairment assessment performed as of October 31, 2002, we tested our reporting unit for impairment and recorded an impairment charge of $20 million in the fourth quarter of 2002. This charge is our best estimate at this time and will be finalized in our interim results for the second quarter of 2003. At December 31, 2002, $1.6 billion of goodwill remains on our balance sheet. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets and because of the impact that recognizing a larger impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis as follows:

     - Forward prices of electricity and natural gas -- We used the forward market curves that are used by Mirant for mark-to-market accounting and that are regularly checked by Mirant's Risk Control group against broker quotes and exchange closing prices. Typically, the liquidity of these forward markets decreases significantly as maturity increases. Liquid market data is generally available in the first 36-48 months for natural gas prices and 24-36 months for power prices. Since our forecast is a 10-year estimate, for periods outside the liquid market we construct the forward prices using data available from third parties and our market knowledge. As such, our estimated future cash flows which contribute to the determination of the fair value of our reporting unit are highly sensitive to these price forecasts.

     - Terminal value -- We assume a terminal value based on the ability to continue plant operations and additional growth from plant expansion or new construction after 2010. Mirant Americas Generation employed a 4% terminal growth rate assumption in the discounted cash flow analysis. This rate was determined considering inflationary growth, historical and projected GDP growth, electricity demand and generation capacity growth. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the terminal value growth rate would adjust the fair value of our projected future cash flows by approximately $870 million.

     - Asset sales -- Our financial plan assumes asset sales representing approximately 800 MWs of net dependable generating capacity.

     - Weighted average cost of capital -- The weighted average cost of capital rate significantly impacts the fair value of our projected future cash flows. We used a weighted average cost of capital of 9% in determining the present value of our projected future cash flows. The rate was determined based on a study of discount rates in the current market used to value similar cash flow streams, specific capital fundamentals related to Mirant and comparable industry group data. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the rate would adjust the fair value of our projected future cash flows by approximately $1.3 billion.

     The above assumptions were critical to our arriving at fair values of the physical assets and other intangible assets of the Company. We favored the income approach in valuing our assets over a market approach, except in the case of assets expected to be sold, because we believe the income approach provides the best indicator of value that we expect to derive for our stakeholders over time. We favored the market approach for expected asset sales. The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates resulting in a different impairment charge being derived.

  LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Item 3, Legal Proceedings and Note 12 of "Notes to Consolidated Financial Statements" contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the failure of our assets to perform as expected or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring; (4) changes in state, federal and other regulations (including rate and other regulations); (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments; (7) changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing; (8) weather and other natural phenomena; (9) war, terrorist activities or the occurrence of a catastrophic loss; (10) deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; (11) financial market conditions and the results of Mirant's financial restructuring efforts, including its inability to obtain long-term debt or working capital on terms that are not prohibitive and the effects that would result on our liquidity and business; (12) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, curtailment of certain business operations in order to reduce the amount of required collateral, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts needed or on terms favorable to us; (13) the disposition of the pending litigation described in this Form 10-K, including current or future proceedings and investigations relating to the western power markets;
(14) the direct or indirect effects of the "going concern" explanatory paragraph contained in our independent auditors' report or the independent auditors' report on the financial statements of Mirant Mid-Atlantic and (15) other factors, including the risks discussed elsewhere in this Form 10-K.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     In addition to the discussion of certain risks in the Management's Analysis of Results of Operations and Financial Condition and the notes to Mirant Americas Generation's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

  IF MIRANT IS UNABLE TO SUCCESSFULLY RESTRUCTURE ITS DEBT IT WOULD MATERIALLY AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND WOULD LIKELY CAUSE MIRANT TO SEEK BANKRUPTCY COURT OR OTHER PROTECTION FROM ITS CREDITORS. IF MIRANT SEEKS SUCH PROTECTION, WE BELIEVE IT IS LIKELY THAT WE WOULD SEEK SIMILAR PROTECTION.

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant). Mirant does not expect that its cash flows from operations will cover all of its capital expenditures, interest payments and debts as they mature. Mirant is working on a restructuring plan pursuant to which it will ask certain of its and our creditors to defer repayments of principal. Those creditors include approximately $4.5 billion of bank facilities and capital markets debt of Mirant and approximately $800 million of our bank and capital markets debt. In connection with any such restructuring or extension, Mirant expects to offer security interests in substantially all of its and its subsidiaries' unencumbered assets. In addition, the lenders under the Mirant bank facilities have waived compliance with certain covenants of those facilities through May 29, 2003. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant bank facilities would cross accelerate approximately $910 million of Mirant capital markets and other indebtedness. In the event that Mirant is unable to restructure a substantial portion of its indebtedness and/or there is an acceleration of Mirant debt, Mirant would likely be required to seek bankruptcy court or other protection from its creditors. In the event that Mirant seeks such protection, we believe it is likely that we would seek similar protection.

  IF MIRANT IS UNABLE TO RESTRUCTURE A SUBSTANTIAL PORTION OF ITS INDEBTEDNESS OR OTHERWISE SEEKS BANKRUPTCY PROTECTION, THEN ITS ABILITY TO CONTRIBUTE CAPITAL TO OUR MIRANT MID-ATLANTIC SUBSIDIARY UNDER THE CAPITAL CONTRIBUTION AGREEMENTS MAY BE IMPAIRED, WHICH WOULD ADVERSELY AFFECT US.

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to our Mirant Mid-Atlantic subsidiary. For the years ended December 31, 2002 and 2001, total capital contributions received by our Mirant Mid-Atlantic subsidiary under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected which would adversely impact us.

  WE DEPEND SUBSTANTIALLY ON CASH DIVIDENDS, DISTRIBUTIONS OR OTHER TRANSFERS FROM OUR SUBSIDIARIES, ONE OF WHICH IS SUBJECT TO RESTRICTIONS ON DIVIDENDS AND DISTRIBUTIONS. IN ADDITION, ANY RIGHT WE HAVE TO RECEIVE AN ASSET OF ANY OF OUR SUBSIDIARIES UPON ANY LIQUIDATION OR REORGANIZATION OF SUCH SUBSIDIARY WILL BE EFFECTIVELY SUBORDINATED TO THE CLAIMS OF SUCH SUBSIDIARY'S CREDITORS.

     Because our operations are conducted primarily by our subsidiaries, our cash flow and our ability to service our indebtedness, including our ability to pay the interest on and principal on our debt when due, are dependent upon cash dividends and distributions or other transfers from our subsidiaries. In December 2000, one of our significant subsidiaries, Mirant Mid-Atlantic, and its affiliates acquired generation assets from PEPCO. Mirant Mid-Atlantic's long-term lease agreements restrict the ability of Mirant Mid-Atlantic to make distributions to us by imposing certain financial tests and other conditions on such activities. As of March 31, 2003, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates, for the most recently ended four fiscal quarters, is estimated to be approximately 1.6 to 1.0, less than the 1.7 to 1.0 required for Mirant Mid-Atlantic to make distributions under the terms of the pass through certificates. Management does not expect Mirant Mid-Atlantic to meet the distribution test until delivery of financial statements for the quarter ended September 30, 2003, based on current projections. At that time management expects that Mirant Mid-Atlantic will be able to make distributions, although there can be no assurance that such expectation will prove correct. If the ECSA had not been terminated, based on current projections of fuel and power prices, the fixed charge coverage ratio under the Mirant Mid-Atlantic pass through certificates was expected to remain below 1.7 to 1.0 through year end 2003. The inability of Mirant Mid-Atlantic to distribute dividends to us for an extended period could adversely impact our liquidity and our results of operations.

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

     Any right we have to receive an asset of any of our subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of our debtholders to participate in the distribution of, or to realize proceeds from, those assets) will be effectively subordinated to the claims of such subsidiary's creditors (including trade creditors of and holders of debt, if any, issued by such subsidiary). The indenture for our senior notes does not restrict our subsidiaries' right to incur debt or other obligations.

  OUR REVENUES AND RESULTS OF OPERATIONS WILL DEPEND IN PART ON MARKET AND COMPETITIVE FORCES THAT ARE BEYOND OUR CONTROL.

     We sell capacity, energy and ancillary services from our generating facilities into competitive power markets or on a short-term fixed price basis through power sales agreements with Mirant Americas Energy Marketing. The market for wholesale electric energy and energy services is largely deregulated. We are not guaranteed any rate of return on our capital investments through mandated rates. Our revenues, which are not related to fixed price agreements, and results of operations are likely to depend, in large part, upon prevailing market prices for energy, capacity and ancillary services. These market prices may fluctuate substantially over relatively short periods of time. Among the factors that will influence these prices, all of which are beyond our control, are:

     - prevailing market prices for fuel oil, coal and natural gas;

     - the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity less expensively than our generating facilities;

     - the extended operation of nuclear generating plants beyond their presently expected dates of decommissioning;

     - prevailing regulations by the FERC that affect our markets and regulations governing the independent system operators that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets;

     - weather conditions; and

     - changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

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

  WE ARE RESPONSIBLE FOR PRICE RISK MANAGEMENT ACTIVITIES CONDUCTED BY MIRANT AMERICAS ENERGY MARKETING FOR OUR FACILITIES.

     Mirant Americas Energy Marketing engages in price risk management activities related to our sales of electricity and purchases of fuel and we receive the income and incur the losses from these activities. Mirant Americas Energy Marketing may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal and natural gas prices, and we bear the gains and losses from these activities. We cannot assure you that these strategies will be successful in managing our pricing risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets. Commodity price variability results from many factors, including:

     - weather;

     - illiquid markets;

     - transmission or transportation inefficiencies;

     - availability of competitively priced alternative energy sources;

     - demand for energy commodities;

     - natural gas, crude oil and coal production;

     - natural disasters, wars, embargoes and other catastrophic events; and

     - federal, state and foreign energy and environmental regulation and legislation.

     Furthermore, the risk management procedures we have in place may not always be followed or may not always operate as planned. As a result of these and other factors, we cannot predict with precision the impact that these risk management decisions may have on our businesses, operating results or financial position.

  TERRORIST ATTACKS, FUTURE WAR OR RISK OF WAR MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

     Uncertainty surrounding terrorist acts, retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. As a result, we have chosen to self-insure some of our plants and facilities for acts of terrorism. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

  OPERATION OF OUR GENERATING FACILITIES INVOLVES RISKS, SOME OF WHICH MAY AFFECT OUR ABILITY TO PAY OUR DEBT.

     The operation of our generating facilities involves various operating risks, including

     - the output and efficiency levels at which those generating facilities perform;

     - interruptions in fuel supply;

     - disruptions in the delivery of electricity;

     - breakdown or failure of equipment (whether due to age or otherwise) or processes;

     - violation of our permit requirements;

     - shortages of equipment or spare parts;

     - labor disputes;

     - operator error;

     - curtailment of operations due to transmission constraints;

     - restrictions on emissions; and

     - catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences affecting power generating facilities.

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

  WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

     Our business plan assumes, among other things, that our baseload generating assets will be dispatched most of the time and that we can maintain the availability of our generating assets at higher than historical levels. We are relying on Mirant Americas Energy Marketing to sell a significant portion of our output at market prices. We sell the balance of our output to Mirant Americas Energy Marketing and to third parties through a combination of spot sales and fixed price agreements. We cannot assure you that Mirant Americas Energy Marketing will be successful in marketing our output in accordance with our business plan.

  MIRANT MAY BE UNABLE TO RETAIN PERSONNEL CAPABLE OF SUCCESSFULLY EXECUTING OUR BUSINESS PLAN GIVEN THE UNCERTAIN BUSINESS CLIMATE FOR OUR SECTOR AND OUR COMPANY.

     If Mirant's financial position does not improve or if its financial restructuring is unsuccessful, there is a risk that personnel who are integral to the success of our business model will leave Mirant or the Company, disrupting our ability to successfully achieve our short-and long-term goals.

     To reduce this risk, Mirant has in place an equity-based compensation plan and has also put in place retention agreements with key employees. These measures are designed to provide incentives to these key employees to remain with Mirant and the Company throughout this critical period. There can be no assurance that these measures will be effective.

  OUR FUTURE ACCESS TO CAPITAL COULD BE LIMITED, LIMITING OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND OTHER REQUIREMENTS.

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

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2002 and 2001, our total consolidated indebtedness was $2,794 million and $2,900 million, respectively. As of December 31, 2002 and 2001, our member's equity was $3,134 million and $3,025 million, respectively. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend primarily upon cash flow produced by our operating subsidiaries. Some of our subsidiaries, including Mirant Mid-Atlantic have various contractual provisions, which, if not satisfied, could limit their ability to distribute cash to us.

     Our level of indebtedness has important consequences, including:

     - limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

     - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;

     - increasing our vulnerability to general adverse economic and industry conditions; and

     - limiting our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation.

     In addition, some of our existing debt agreements contain restrictive covenants that, among other things, can prohibit or limit our ability to:

     - incur indebtedness;

     - make prepayments of indebtedness in whole or in part;

     - pay dividends; and

     - create liens.

     If we are unable to comply with the terms of our debt agreements, the relevant debt holders may accelerate the maturity of our obligations, which could cause cross-defaults or cross-acceleration under our other obligations. In such event, and because of our substantial indebtedness, we may be unable to refinance or pay such indebtedness. We may be forced to default on our debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable.

 OUR CREDIT RATINGS HAVE BEEN REDUCED BY MOODY'S, FITCH AND S&P TO NON-INVESTMENT GRADE; FURTHER REDUCTIONS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of April 25, 2003, our senior unsecured rating was "B3" with Negative Outlook by Moody's. As of the same date, our senior unsecured credit rating with Standard & Poors was "B" on CreditWatch with negative implications and "B+" with a Rating Watch Negative from Fitch. While the foregoing indicates the ratings from the various rating agencies, we note that these ratings are not a recommendation to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.

     While we have removed ratings triggers from our various contracts, it is possible that significant additional downgrades by the various credit ratings agencies could materially negatively impact our business. For example, significant additional downgrades could increase negative sentiment and reactions from our customers, regulators, investors, lenders or other credit rating agencies, increase pressure on our liquidity and reduce our ability to raise capital. These reactions, and others, could impair our ability to achieve our business plan.

 IF MIRANT AMERICAS ENERGY MARKETING DOES NOT RENEW AGREEMENTS TO PURCHASE OR MARKET OUR POWER AND PROVIDE US SERVICES THAT ARE REQUIRED FOR OUR OPERATIONS, OR IF MIRANT SERVICES DOES NOT RENEW ITS AGREEMENT TO PROVIDE US PERSONNEL AND ADMINISTRATIVE SERVICES, WE MAY NOT BE ABLE TO REPLACE THOSE SERVICES ON AS FAVORABLE TERMS.

     Mirant Americas Energy Marketing's contracts with our subsidiaries to purchase capacity and energy from our generating facilities and to provide fuel, fuel transportation, price risk management and energy marketing are scheduled to expire at the end of 2003. Mirant Americas Energy Marketing is not obligated to renew these contracts. Additionally, our contract with Mirant Services to provide personnel and administrative services expires at the end of 2003, but renews automatically unless terminated by either party. Mirant Services is not obligated to renew its contracts with us. Services of the type provided under the contracts with Mirant Americas Energy Marketing and Mirant Services are required for our operations. If these contracts are terminated, we may not be able to replace them on terms that are as favorable to us.

 MIRANT MAY CEASE TO BE OUR ULTIMATE PARENT.

     There are no legal or contractual requirements that Mirant continue to own a direct or indirect controlling interest in us or any of its subsidiaries that provide services to us, such as Mirant Americas Energy Marketing, Mirant Americas Development or Mirant Americas Services. If Mirant ceases to own a controlling interest in us or any of such other subsidiaries, the business arrangements between Mirant or its affiliates and us may change in a manner adversely affecting our results of operations or financial condition. A new controlling entity may not have the managerial, financial and technological resources of Mirant.

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

 WE ARE EXPOSED TO CREDIT RISK FROM MIRANT AMERICAS MARKETING AND THIRD PARTIES UNDER CONTRACTS AND IN MARKET TRANSACTIONS.

     The financial performance of our generating facilities is dependent on the continued performance by Mirant Americas Energy Marketing of its obligations under power sale, fuel supply and services agreements and, in particular, on its credit. Our operations are exposed to the risk that counterparties that owe money as a result of market transactions will not perform their obligations. We are currently owed significant past due receivables from the PX and CAISO. We have had to take legal action against some counterparties in the past because of their failure to perform, and one counterparty filed for bankruptcy protection as a result.

     A facility's financial results may be materially adversely affected if any one customer fails to fulfill its contractual obligations and we are unable to find other customers to produce the same level of profitability. As a result of the failure of a major customer to meet its contractual obligations, we may be unable to repay obligations under our debt agreements. As of December 31, 2002, Mirant Americas, Inc., Mirant Americas Energy Marketing, and Mirant Potomac River, a direct wholly owned subsidiary of Mirant, owed us $256 million, $180 million and $152 million, respectively, each representing more than 10% our total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management activities, netted where appropriate.

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

     The United States Congress is considering legislation that would repeal the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also repeal the Public Utilities Holding Company Act of 1935, as amended ("PUHCA"). In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution would likely increase.

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

     We cannot predict whether the federal government or state legislatures will adopt legislation relating to the deregulation of the energy industry. We cannot provide assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on our business, results of operations or financial condition.

 WE ARE CURRENTLY INVOLVED IN SIGNIFICANT LITIGATION THAT, IF DECIDED ADVERSELY TO US, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, CASH FLOWS AND RESULTS OF OPERATIONS.

     We are currently involved in a number of lawsuits concerning our activities in the western power markets. These include a number of lawsuits by the California Attorney General and ratepayers alleging, among other things, that certain owners of electric generation facilities in California, and energy marketing companies, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and allegedly inflated wholesale electricity prices in California. In addition, we are involved in various other litigation matters, all of which are described in more detail in this Form 10-K. We intend to vigorously defend against those claims which we are unable to settle, but the results of this litigation cannot be determined. Adverse outcomes for us in this litigation could require significant expenditures by us and could have a material adverse effect on our financial condition, cash flows and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks associated with commodity prices and interest rates.

COMMODITY PRICE RISK

     In connection with our power generating business, we enter into a variety of short and long-term agreements through Mirant Americas Energy Marketing to acquire the fuel for generating electricity, as well as to sell the electricity produced. A portion of our fuel is also purchased in the spot market and a portion of the electricity we produce is sold in the spot market. As a result, our financial performance varies depending on changes in prices of these commodities.

     The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated is commonly referred to as a "spark spread." The operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

     Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer term, including additional plant capacity in the regions in which we operate, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always move in the same direction, which results in spark spreads widening or narrowing. We attempt to maximize the spark spreads we realize and mitigate our exposure to price volatility for fuel purchases and electricity sales in the spot market by securing fuel under short and long-term fixed price contracts, selling electricity under short and long-term fixed price contracts or utilizing derivative instruments to hedge the cost of fuel or the sales price of the electricity we produce.

     Prior to the end of April 2003, all of Mirant Mid-Atlantic's energy and capacity was sold at fixed prices under the ECSA. Under the new Power and Fuel Agreement with Mirant Americas Energy Marketing, effective May 1, 2003, Mirant Mid-Atlantic sells all of the energy it produces to Mirant Americas Energy Marketing based on market prices. A significant portion of our anticipated fuel requirements are covered by long-term, fixed price contracts.

     From time to time, the Company enters into derivative financial instruments to manage the market risks associated with the fuel utilized or the electricity produced by our power plants that are not covered by long-term, fixed price contracts. We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps, and option contracts. Futures and certain option contracts are traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

     All derivative financial instruments are recorded in our balance sheet at fair value. Unless designated as cash flow hedges in accordance with SFAS No. 133, changes in the fair value of these derivative instruments are reflected in earnings currently, as unrealized gains or losses on derivative instruments. For derivative financial instruments that qualify and are designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in OCI until the related hedged item impacts earnings. Settlements of amounts receivable or payable under all derivative instruments utilized to manage the price risk of electricity sold or the fuel purchased are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

     In connection with the restatement of the Company's financial statements, it was determined that all of the derivative financial instruments previously designated as cash flow hedges under SFAS No. 133 do not qualify for hedge accounting treatment. Accordingly, all realized and unrealized gains and losses associated with all derivative transactions we entered into during the periods presented are recognized in earnings in the period incurred.

VALUE AT RISK

     We use a systematic approach to managing risks associated with our derivative financial instruments. For those transactions that are not designated for cash flow hedge accounting under SFAS No. 133, we use a Value-at-Risk (VaR) model to summarize in dollar terms the market price risk we have and the potential loss in value of the Company's portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that are designated for cash flow hedge accounting, we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

     All of our positions, except those that are designated for cash flow hedge accounting, combined with the similar positions of all of the other subsidiaries of Mirant, are managed based on VaR limits that have been established by the Board of Directors of Mirant. VaR is a statistical measure that is dependent upon a number of assumptions and approximations. The Company uses recent historical price volatility to predict how the value of the portfolio will move in the future. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. If future pricing patterns are not similar to historical patterns VaR could overstate or understate actual market risks. As a result, even though the portfolio is within the established VaR limit, actual gains or losses can exceed the reported VaR by a significant amount.

     We assume a 95% confidence interval and holding periods that vary by commodity to calculate our VaR exposure. By using a 95% confidence interval, we are accepting a 5% probability that the actual market risk in the portfolio is greater than what is indicated by the VaR calculation. The holding period assumption relates to our estimate of how long it would take to liquidate our commodity positions (i.e., how long our positions are subjected to market price risk before mitigating the position). To determine our holding period by commodity we analyze the relative liquidity of different commodity positions across different time horizons and locations by assuming different holding periods. For very liquid commodity positions, such as natural gas for delivery within one year, we use a five-day holding period, whereas for a less liquid commodity position, such as physical coal, we employ a sixty business day holding period. As a result, the VaR that we measure, monitor and report on a daily basis is larger than what would be obtained using a one-day holding period for all positions, commodities and commitments.

     Another important assumption in VaR is the effect of multiple commodities on risk. Our VaR calculation benefits from diversity; a variety of commodity positions that individually present large potential risk, when combined, present less risk. Our VaR calculation also takes into account very complex correlations between commodities, regions and time to determine the portfolio VaR.

     The VaR calculation methodology we use is a variance covariance statistical modeling technique. Although VaR is a common technique utilized in the industry to measure and manage market risk, there is no uniform industry method of estimating VaR, and therefore different assumptions or estimates could produce significantly different VaR estimates for the same portfolio.

     The VaR, using the Company's assumed holding periods and a 95% confidence interval, was $4 million and $9 million as of December 31, 2002 and December 31, 2001, respectively. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $1 million at December 31, 2002, compared to $3 million at December 31, 2001.

During the year ended December 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation eight times, which falls within our 95% confidence interval. During the second quarter of 2002, Mirant Americas Energy Marketing implemented a new trading system to administer its natural gas transactions. As a result, the natural gas component of Mirant Americas Energy Marketing's total VaR calculation was held constant for a period of approximately 45 days. Mirant Americas Energy Marketing believes this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

     The VaR data presented does not include the derivative financial instruments that were initially designated as cash flow hedges under SFAS No.
133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effect of these derivative financial instruments.

     The following is a summary of the units, equivalent megawatt-hours average duration and estimated fair values, by commodity, of the derivative financial instruments that were previously designated as cash flow hedges.

                         NOMINAL UNITS      EQUIVALENT MEGAWATT-HOURS   AVERAGE DURATION   ESTIMATED FAIR
                          LONG (SHORT)            LONG (SHORT)              (YEARS)            VALUE
                       ------------------   -------------------------   ----------------   --------------
                                                                                           (IN MILLIONS)
Electricity..........    (12) million MWH         (12) million                 1.0              $(41)
Natural gas..........    35 million mmbtu            4 million                 1.4                16
Crude oil............   5 million barrels            2 million                 1.4                 9
Residual fuel........   8 million barrels            5 million                 0.8                25

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at December 31, 2002) by tenor (in millions):

                                                      2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                                                      ----   ----   ----   ----   ----   ----------   -----
ENERGY COMMODITY INSTRUMENTS:
Electricity.........................................  $(26)  $(9)   $(3)   $(2)   $(1)       $--      $(41)
Natural gas.........................................     9     4      2      1     --        --         16
Crude oil...........................................     5     2      1      1     --        --          9
Residual fuel.......................................    22     3     --     --     --        --         25
                                                      ----   ---    ---    ---    ---        --       ----
TOTAL...............................................  $ 10   $--    $--    $--    $(1)       $--      $  9
                                                      ====   ===    ===    ===    ===        ==       ====

INTEREST RATE RISK

     The Company's policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time, we also enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These interest rate swaps are designated to hedge the variable interest rate risk in certain underlying debt obligations. For swaps that qualify as cash flow hedges, changes in the fair value of the swaps are deferred in OCI and are reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized as interest expense ratably over the remaining term of the hedged debt instruments.

     To assess our exposure to changes in interest rates, we determine the amount of our variable rate debt that is not hedged by an interest rate swap then adjust this number for the amount of cash and short-term investments having an offsetting exposure. If we sustained a 100 basis point change in interest rates for all variable rate debt and cash, the change would affect net income by less than $1 million per year, based on floating rate balances outstanding at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our managers who are not also executive officers as of January 1, 2003.

NAME                          AGE                           POSITION
----                          ---                           --------
S. Marce Fuller.............  42    Manager
                                    Ms. Fuller is President, Chief Executive Officer and a
                                    Director of Mirant. She served as President and Chief
                                    Executive Officer of Mirant Americas Energy Marketing
                                    from September 1997 to July 1999 and Executive Vice
                                    President of Mirant from October 1998 to July 1999. From
                                    May 1996 to September 1997, Ms. Fuller was Senior Vice
                                    President, in charge of North American operations and
                                    business development. From February 1994 to May 1996,
                                    she was the Vice President for domestic business
                                    development. She joined Southern Company in 1985 and
                                    joined Mirant in 1992. Ms. Fuller is also a director of
                                    Curtiss-Wright Corporation and a director of EarthLink,
                                    Inc.

Harvey A. Wagner............  61    Manager
                                    Elected Executive Vice President and Chief Financial
                                    Officer of Mirant effective January 1, 2003. Prior to
                                    joining Mirant, he was Executive Vice President of
                                    Finance, Secretary, Treasurer and Chief Financial
                                    Officer at Optio Software, Inc. from February 2002 to
                                    December 2002. He acted as interim Chief Financial
                                    Officer for Targus Group International, Inc. from
                                    September 2001 to January 2002. From May 2001 to August
                                    2001, he performed independent consulting services for
                                    various corporations. He was Chief Financial Officer,
                                    General Manager and Chief Operating Officer for PaySys
                                    International, Inc. from December 1999 to April 2001. He
                                    served as Executive Vice President of Finance and
                                    Administration, and Chief Financial Officer for Premiere
                                    Technologies, Inc. from April 1998 to September 1999. He
                                    served as Senior Vice President of Finance, Chief
                                    Financial Officer, and Treasurer of Scientific-Atlanta,
                                    Inc. from June 1994 to April 1998. From 1978 to 1994, he
                                    held the position of Vice President and Chief Financial
                                    Officer for Computervision Corporation, Datapoint
                                    Corporation and American Microsystems, Inc.

     The following table sets forth information with respect to our executive officers as of January 1, 2003.

NAME                          AGE                           POSITION
----                          ---                           --------
Richard J. Pershing.........  56    President, Chief Executive Officer and Manager
                                    Mr. Pershing has also been Chief Executive Officer of
                                    Mirant's Americas group since August 1999 and one of
                                    Mirant's Executive Vice Presidents since October 1998.
                                    He is responsible for Mirant's North American
                                    operations. From November 1997 to October 1998, he was
                                    one of Mirant's Senior Vice Presidents. Prior to joining
                                    Mirant in 1992, Mr. Pershing held various executive and
                                    management positions at Georgia Power Company.
J. William Holden III.......  41    Senior Vice President, Chief Financial Officer and
                                    Treasurer
                                    Mr. Holden has also been a Senior Vice President of
                                    Mirant since February 2002. Previously, he was Chief
                                    Financial Officer for Mirant's Europe group from 2001 to
                                    February 2002; Vice President and Treasurer of Mirant
                                    from 1999 to 2001; Vice President, Operations and
                                    Business Development for Mirant's South American region
                                    from 1996 to 1999; and Vice President, Business
                                    Development for Mirant's Asia group from 1994 to 1995.
                                    He held various positions at Southern Company from 1985
                                    to 1994 including Director of Corporate Finance.
John W. Ragan...............  43    Senior Vice President
                                    Mr. Ragan has been a Senior Vice President of Mirant
                                    since October 2002. Mr. Ragan served as a Vice President
                                    of Mirant from 1997 to 2002. He was Vice President
                                    responsible for strategic planning and forecasting,
                                    worldwide budgeting and market evaluation in 2002; Vice
                                    President and Chief Commercial Officer from 1999 to
                                    2002; Vice President responsible for asset management
                                    from 1998 to 1999; and Vice President responsible for
                                    corporate development from 1997 to 1998. Prior to these
                                    positions, he served as Director of Risk Management.
                                    Prior to joining Mirant, Mr. Ragan was President of
                                    Equitable Storage Company and held various positions for
                                    Jefferies & Company, Inc. and Texaco, Inc.
Anne M. Cleary..............  42    Vice President
                                    Mrs. Cleary is President of Mirant California. She has
                                    been responsible for overseeing our power generation
                                    assets in California and Mirant's other generation
                                    assets in the western United States since September
                                    2000. Mrs. Cleary has served as a Vice President of
                                    Mirant Americas since 1999, responsible for external and
                                    regulatory affairs from June to August 2000 and North
                                    American business development from 1999 to May 2000.
                                    Prior to this, Mrs. Cleary held various roles with
                                    Mirant and Southern Company Services including Director
                                    of Market Analysis and Project Manager in System
                                    Planning.

NAME                          AGE                           POSITION
----                          ---                           --------
John E. Dorsett Jr..........  40    Vice President
                                    Mr. Dorsett is responsible for overseeing our power
                                    generation assets in the mid-continent region of the
                                    United States and President of Mirant's subsidiaries in
                                    this region. Previously, Mr. Dorsett was Vice President,
                                    Southeast Business Unit for Mirant's Americas group from
                                    February 2001 to March 2002; Interim Director, New York
                                    Business Unit from August 2000 to February 2001; and
                                    Project Director,Business Development for Mirant North
                                    America from March 1997 to August 2000. He held various
                                    positions in marketing, fossil generation and
                                    construction at Alabama Power Company from 1981 to 1997.
Lisa D. Johnson.............  36    Vice President
                                    Ms. Johnson is President of Mirant Mid-Atlantic, LLC.
                                    She is responsible for overseeing Mirant Mid-Atlantic's
                                    power generation assets. Previously, Ms. Johnson was
                                    Vice President, Midwest Business Unit for Mirant
                                    Americas from 2001 to 2002; Vice President of External
                                    Affairs for Mirant from 2000 to 2001; Assistant to the
                                    Chairman and Chief Executive Officer and to the
                                    President and Chief Operating Officer of Southern
                                    Company from 1999 to 2000; Director of Market Strategy
                                    from 1998 to 1999 and Director of West Marketing from
                                    1997 to 1998 for Mirant Americas Energy Marketing; and
                                    Business Development Manager for Mirant North America
                                    from 1995 to 1997. Prior to joining Mirant, Ms. Johnson
                                    held positions in management, engineering and finance
                                    with E.I. DuPont de Nemours and O'Brien Energy Systems.
Mark S. Lynch...............  49    Vice President
                                    Mr. Lynch is President of Mirant New England, Inc. and
                                    Mirant New York, Inc. He is responsible for overseeing
                                    our power generation assets in the northeastern United
                                    States. Mr. Lynch has served as Vice President of Mirant
                                    Americas since December 2000. Prior to that, Mr. Lynch
                                    served as Chairman of Dwr Cymru, a Welsh water utility
                                    located in the United Kingdom. Mr. Lynch served as Vice
                                    President, Power Generation and Delivery at Mississippi
                                    Power Company from 1999 to 2000. From 1996 to 1999, Mr.
                                    Lynch served as President and Chief Executive Officer
                                    for Empresa Electrica del Norte Grande, S.A.
                                    ("EDELNOR"). Mr. Lynch served on the EDELNOR Board of
                                    Directors, and was Vice President, Construction and
                                    Project Development for Mirant from 1995 to 1996.
Dan Streek..................  41    Vice President and Principal Accounting Officer
                                    Mr. Streek is Controller of Mirant effective March 2003.
                                    Prior to joining Mirant, he was Chief Financial Officer
                                    of Aquila, Inc. from August 2001 to February 2003. In
                                    November 2000, Mr. Streek was appointed Chief Financial
                                    Officer of Aquila Merchant Services, Inc. From January
                                    2000 through November 2000, Mr. Streek was Senior Vice
                                    President, Finance of Aquila Merchant Services, Inc.
                                    From July 1998 until January 2000, Mr. Streek was Vice
                                    President and Assistant Controller of Aquila. From
                                    September 1994 until July 1998, Mr. Streek served as in
                                    other management positions for Aquila. Prior to joining
                                    Aquila, Mr. Streek was an Audit Manager of Arthur
                                    Andersen LLP from 1984 through 1992.

     The executive officers of Mirant Americas Generation, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

ITEM 11.  EXECUTIVE COMPENSATION

     All members of our board of managers are officers of Mirant or its subsidiaries, and they do not receive any additional compensation for their services as managers. Mirant Services, a direct subsidiary of Mirant, directly pays the salaries of our officers listed in Item 10. A portion of those salaries are effectively reimbursed to Mirant by us through an administrative services agreement with Mirant Services. Consequently, we have no compensation committee and no direct employment agreements.

     All members of our management are eligible to participate in employee benefit plans and arrangements sponsored by Mirant for its similarly situated employees. This includes its pension plan, savings plan, long-term incentive compensation plan, annual incentive compensation plan, health and welfare plans and other plans that may be established in the future.

     All of our equity is held by our direct parent, Mirant Americas. Therefore, our equity is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our relationships with affiliates and related transactions are described in
Note 5 to our consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Power Sale, Fuel Supply and Services Agreement."

ITEM 14.  CONTROLS AND PROCEDURES

     During an interim review of the second quarter, Mirant's independent auditors assessed Mirant's internal controls of its North American commodity trading and risk management operations. Mirant received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to Mirant's North American commodity trading and risk management operation systems and processes. There has been no indication that control deficiencies previously present in Mirant's North American commodity trading and risk management operations directly impacted the Company or its financial statements.

     Mirant assigned the highest priority to the correction of these internal control deficiencies and has made significant progress. Short-term improvements were achieved by December 31, 2002. Longer-term initiatives, many of which are tied to systems implementations and integration projects, are expected to be completed throughout the second and third quarters of 2003. Until these system projects are complete, Mirant has instituted additional manual processes and management oversight as an interim solution to the control concerns. Mirant's management has discussed its action plan with the Audit Committee and its independent auditors and has provided periodic updates on progress made. As of the date of this filing, Mirant is satisfied that the systems of internal controls are now adequate and that the material weakness disclosed in the second quarter has been resolved.

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and its Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures were effective.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

     (a) (3) Exhibit Index

EXHIBIT
NUMBER         EXHIBIT NAME
-------        ------------
 1.1*     --   Purchase Agreement, dated as of October 2, 2001, among
               Mirant Americas Generation Inc. (the "Company") and Salomon
               Smith Barney Inc., Banc of America Securities LLC, Blaylock
               & Partners, L.P., Scotia Capital (USA) Inc., TD Securities
               (USA) Inc. and Tokyo-Mitsubishi International plc as
               "Initial Purchasers" (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 1.1)
 3.1*     --   Certificate of Formation for Mirant Americas Generation,
               LLC, filed with the Delaware Secretary of State on November
               1, 2001(designated in Mirant Americas Generation, LLC Form
               10-Q for the Quarter Ended September 30, 2001 as Exhibit
               3.1)
 3.2*     --   Limited Liability Company Agreement for Mirant Americas
               Generation, LLC dated October 31, 2001 (designated in Mirant
               Americas Generation, LLC Form 10-Q for the Quarter Ended
               September 30, 2001 as Exhibit 3.2)
 4.1*     --   Indenture between the Company and Bankers Trust Company, as
               Trustee, relating to the Notes (designated in Mirant
               Americas Generation, Inc. Registration Statement on Form
               S-4, Registration No. 333-63240 as Exhibit 4.1)
 4.2*     --   First Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.2)
 4.3*     --   Second Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.3)
 4.4*     --   Third Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.4)
 4.5*     --   Form of Notes (included in Exhibits 4.2, 4.3, and 4.4)
               (designated in Mirant Americas Generation, Inc. Registration
               Statement on Form S-4, Registration No. 333-63240 as Exhibit
               4.5)
 4.6*     --   Registration Rights Agreement, dated as of October 9, 2001, among the Company and the Initial Purchasers (designated in
               Mirant Americas Generation, Inc. Registration Statement on
               Form S-4/A Amendment No. 1, Registration No. 333-85124 as
               Exhibit 4.8)
 4.7*     --   Fourth Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 4.5)
 4.8*     --   Fifth Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 4.6)
 5.1*     --   Opinion of Troutman Sanders (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 5.1)
10.1*     --   Form of Administrative Services Agreement (designated in
               Mirant Americas Generation, Inc. Registration Statement on
               Form S-4, Registration No. 333-63240 as Exhibit 10.1)
10.2*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Canal, LLC and Mirant Kendall
               LLC (designated in Mirant Americas Generation, Inc.
               Registration Statement on Form S-4, Registration No.
               333-63240 as Exhibit 10.6)
10.3*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Bowline, LLC, Mirant Lovett
               LLC and Mirant Ny-Gen, LLC (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 10.7)

EXHIBIT
NUMBER         EXHIBIT NAME
-------        ------------
10.4*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Delta, LLC and Mirant
               Potrero, LLC (designated in Mirant Americas Generation, Inc.
               Registration Statement on Form S-4, Registration No.
               333-63240 as Exhibit 10.8)
10.5*     --   First Amendment to Service and Risk Management Agreement
               among Mirant Americas Energy Marketing, L.P., Mirant Delta,
               LLC and Mirant Potrero, LLC (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 10.9)
10.6*     --   Form of Southern Energy Employee Stock Purchase Plan
               (designated in Mirant Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit 10.9)
10.7*     --   Form of Southern Energy Omnibus Incentive Compensation Plan
               (designated in Mirant Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit 10.11)
10.8*     --   Credit Facility B Credit Agreement Dated August 31, 1999
               (designated as Exhibit 10.12 on Form 8-K filed February 12,
               2003)
10.9*     --   Credit Facility C Credit Agreement Dated August 31, 1999
               (designated as Exhibit 10.13 on Form 8-K filed February 12,
               2003)
10.10          Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Mid-Atlantic, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant
               Mid-Atlantic, LLC Form 10-K for the year ended December 31,
               2002 as Exhibit 10.23)
10.11          Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Chalk Point, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant Mid-
               Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.24)
10.12          Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Peaker, LLC and Mirant Americas
               Energy Services, LP (designated in Mirant Mid-Atlantic, LLC
               Form 10-K for the year ended December 31, 2002 as Exhibit
               10.25)
10.13          Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Potomac River, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant Mid-
               Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.26)
12.1*     --   Statement regarding ratio of earnings to fixed charges
               (designated in Mirant Americas Generation, Inc. Registration
               Statement on Form S-4/A Amendment No. 1, Registration No.
               333-85124 as Exhibit 12.1)
16.1*     --   Arthur Andersen LLP letter to the Securities and Exchange
               Commission dated May 15, 2002 (designated as Exhibit 16 on
               Form 8-K filed May 16, 2002)
21.1      --   Subsidiaries of Mirant Americas Generation, LLC
99.1      --   Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act

---------------

* Asterisk indicates exhibits incorporated by reference.

(B) REPORTS ON FORM 8-K

     During the quarter ended December 31, 2002, the Company did not file a Current Report on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Member's Equity for the Years
  Ended December 31, 2002, 2001 and 2000....................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers and Member
Mirant Americas Generation, LLC:

     We have audited the consolidated balance sheets of Mirant Americas Generation, LLC (a wholly owned indirect subsidiary of Mirant Corporation) and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, member's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Americas Generation, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the accompanying consolidated financial statements, the Company's ultimate parent, Mirant Corporation, has a loss from continuing operations of $2.3 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant Corporation has $1.7 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay its debt maturities as they come due. Therefore, Mirant Corporation anticipates that it will be required to refinance significant debt obligations during 2003 in order to maintain continuing operations. These conditions at Mirant Corporation could have a material impact on any or all of its subsidiaries, and thus raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and for the impairment of long-lived assets and discontinued operations in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, member's equity, and cash flows for the two-year period then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Atlanta, Georgia
April 29, 2003

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
OPERATING REVENUES:
Affiliate...................................................    $2,294       $5,107       $1,987
Non-affiliates..............................................       259          155          166
                                                                ------       ------       ------
     Total operating revenues...............................     2,553        5,262        2,153
                                                                ------       ------       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates....................................     1,493        3,376        1,293
Cost of fuel, electricity and other
  products -- non-affiliates................................        99           47           18
Depreciation and amortization...............................       110          164           71
Generation facilities rent..................................        96           96            3
Maintenance -- affiliates...................................        39           44           26
Maintenance -- non-affiliates...............................        66           87           49
Selling, general and administrative -- affiliates...........        70          462          156
Selling, general and administrative -- non-affiliates.......        45          175          110
Impairment loss.............................................        20           --           --
Other -- affiliates, including restructuring charges of $8
  in 2002...................................................        81           69           44
Other -- non-affiliates, including restructuring charges of
  $11 in 2002...............................................       156          132           65
                                                                ------       ------       ------
     Total operating expenses...............................     2,275        4,652        1,835
                                                                ------       ------       ------
OPERATING INCOME............................................       278          610          318
                                                                ------       ------       ------
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates...............................        51           35            2
Interest income -- non-affiliates...........................         1           17            4
Interest expense -- affiliates..............................       (10)         (11)          --
Interest expense -- non-affiliates..........................      (210)        (239)         (90)
Other, net..................................................        10           (3)           2
                                                                ------       ------       ------
     Total other expense, net...............................      (158)        (201)         (82)
                                                                ------       ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......       120          409          236
PROVISION FOR INCOME TAXES..................................        55            2           94
                                                                ------       ------       ------
INCOME FROM CONTINUING OPERATIONS...........................        65          407          142
                                                                ------       ------       ------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF
  $9, $8 AND $7 FOR 2002, 2001 AND 2000 RESPECTIVELY........        12           12           11
                                                                ------       ------       ------
NET INCOME..................................................    $   77       $  419       $  153
                                                                ======       ======       ======

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN MILLIONS)

                                                               2002       2001
                                                              ------   ----------
                                                                       (RESTATED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  255     $   15
Receivables:
  Customer accounts.........................................      12          8
  Affiliates, less allowance for uncollectibles of $123 for
    2002 and 2001...........................................     197        223
Notes receivable from affiliates............................     255        253
Derivative financial instruments............................      98        348
Prepaid rent and other prepayments..........................     163        161
Deferred tax assets.........................................     158        119
Assets held for sale........................................     109        301
Other.......................................................     178        332
                                                              ------     ------
         Total current assets...............................   1,425      1,760
                                                              ------     ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   3,088      2,758
                                                              ------     ------
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................   1,623      1,479
Other intangible assets, net................................     458        697
Notes receivable from affiliates............................     223        223
Derivative financial instruments............................      20         71
Prepaid rent................................................     109         35
Other, less allowance for uncollectibles of $54 and $43 for
  2002 and 2001, respectively...............................      52         45
                                                              ------     ------
         Total other noncurrent assets......................   2,485      2,550
                                                              ------     ------
         TOTAL ASSETS.......................................  $6,998     $7,068
                                                              ======     ======
                         LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................  $  148     $  126
Payable to affiliates.......................................      82        112
Current portion of long-term debt...........................      50         --
Notes payable to affiliates.................................      --        333
Derivative financial instruments............................      77        314
Revenues subject to refund..................................     364        242
Liabilities related to assets held for sale.................       9         33
Accrued income taxes........................................     155          5
Accrued interest............................................      40         44
                                                              ------     ------
         Total current liabilities..........................     925      1,209
                                                              ------     ------
NONCURRENT LIABILITIES:
Notes payable and long-term debt............................   2,744      2,567
Derivative financial instruments............................      29         26
Other noncurrent liabilities................................     166        241
                                                              ------     ------
         Total noncurrent liabilities.......................   2,939      2,834
                                                              ------     ------
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's interest...........................................   3,860      3,009
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................    (136)       (91)
(Accumulated deficit) Retained earnings.....................    (538)       182
Accumulated other comprehensive loss........................     (52)       (75)
                                                              ------     ------
         Total member's equity..............................   3,134      3,025
                                                              ------     ------
TOTAL LIABILITIES AND MEMBER'S EQUITY.......................  $6,998     $7,068
                                                              ======     ======

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                   CAPITAL         RETAINED      ACCUMULATED
                                                 CONTRIBUTION      EARNINGS         OTHER
                                     MEMBER'S     RECEIVABLE     (ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                                     INTEREST   FROM AFFILIATE     DEFICIT)         LOSS           INCOME
                                     --------   --------------   ------------   -------------   -------------
Balance December 31, 1999 (as
  previously reported).............  $ 1,025        $  --           $   5           $  --
  Prior period adjustments.........       --           --               7              --
                                     -------        -----           -----           -----
Balance, December 31, 1999, as
  restated.........................    1,025           --              12              --
  Net income, as restated..........       --           --             153              --           $153
                                                                                                    ----
  Comprehensive income, as
     restated......................                                                                 $153
                                                                                                    ====
  Dividends........................       --           --            (181)             --
  Adjustment for liabilities
     assumed by affiliates in PEPCO
     acquisition, as restated......      109           --              --              --
  Capital contributions -- cash....      255           --              --              --
  Capital
     contributions -- noncash......    1,540           --              --              --
                                     -------        -----           -----           -----
Balance, December 31, 2000, as
  restated.........................    2,929           --             (16)             --
  Net income, as restated..........       --           --             419              --           $381
  Other comprehensive loss.........       --           --              --             (75)           (75)
                                                                                                    ----
  Comprehensive income, as
     restated......................                                                                 $306
                                                                                                    ====
  Dividends........................       --           --            (221)             --
  Adjustment for liabilities
     assumed by affiliates in PEPCO
     acquisition, as restated......      (31)          --              --              --
  Reversal of deferred taxes on
     ECSA upon conversion to an
     LLC...........................      (38)          --              --              --
  Capital contributions -- cash....       39           --              --              --
  Capital contributions receivable
     pursuant to ECSA..............      120         (120)             --              --
  Capital contributions received
     pursuant to ECSA..............       --           29              --              --
  Tax liability related to ECSA....      (10)          --              --              --
                                     -------        -----           -----           -----
Balance, December 31, 2001, as
  restated.........................    3,009          (91)            182             (75)
  Net income.......................       --           --              77              --           $ 77
  Other comprehensive loss.........       --           --              --              23             23
                                                                                                    ----
  Comprehensive income.............                                                                 $100
                                                                                                    ====
  Dividends........................       --           --            (797)             --
  Capital contributions -- cash....      185           --              --              --
  Capital
     contributions -- noncash......      529           --              --              --
  Capital contributions receivable
     pursuant to ECSA..............      174         (174)             --              --
  Capital contributions received
     pursuant to ECSA..............       --          129              --              --
  Push down of tax effects of the
     implementation of SFAS No.
     142...........................      (37)          --              --              --
                                     -------        -----           -----           -----
BALANCE, DECEMBER 31, 2002.........  $ 3,860        $(136)          $(538)          $ (52)
                                     =======        =====           =====           =====

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                              2002       2001            2000
                                                              ----    ----------      ----------
                                                                      (RESTATED)      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 77     $   419         $   153
                                                              ----     -------         -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................   117         185              76
  Amortization of loss on interest rate swap................     9          50              --
  Unrealized losses (gains) on derivative financial
    instruments.............................................    85         (79)             --
  Deferred income taxes.....................................   (82)       (110)            (22)
  Restructuring charges, net of amounts paid................     2          --              --
  Other, net................................................    (1)         62               8
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................    12         123            (563)
    Accounts receivable, non-affiliates.....................   (28)        213              (6)
    Prepaid rent............................................     3         (76)             --
    Other current assets....................................   113         (92)            154
    Other noncurrent assets.................................   (16)       (180)             --
    Accounts payable and accrued liabilities................    96         126            (108)
    Payables to affiliates..................................    (2)       (221)            371
    Accrued income taxes....................................   143         (41)             50
    Other current liabilities...............................    (3)         39             143
    Other noncurrent liabilities............................    (3)         13               4
                                                              ----     -------         -------
  Total adjustments.........................................   445          12             107
                                                              ----     -------         -------
  Net cash provided by operating activities.................   522         431             260
                                                              ----     -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................  (353)       (479)           (241)
Issuance of notes receivables from affiliates...............  (701)       (723)           (271)
Repayments on notes receivable from affiliates..............   961         529              --
Proceeds received from the sale of State Line, net..........   183          --              --
Cash paid for acquisition of PEPCO..........................    --          --            (917)
Insurance proceeds received.................................     7          13              27
                                                              ----     -------         -------
  Net cash provided by (used in) investing activities.......    97        (660)         (1,402)
                                                              ----     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................   427       2,628           1,105
Repayment of debt...........................................  (200)     (2,622)             --
Proceeds from issuance of notes payable to affiliate........   220         467              --
Repayment of notes payable to affiliate.....................  (350)       (144)             --
Capital contributions.......................................   185          39             255
Payment of dividends........................................  (797)       (221)           (181)
Capital contributions received from affiliate pursuant to
  ECSA......................................................   129          29              --
Cash received from contribution of Mirant New England,
  LLC.......................................................     7          --              --
                                                              ----     -------         -------
  Net cash (used in) provided by financing activities.......  (379)        176           1,179
                                                              ----     -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   240         (53)             37
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    15          68              31
                                                              ----     -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $255     $    15         $    68
                                                              ====     =======         =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........  $220     $   131         $    89
                                                              ====     =======         =======
(Refunds received) Cash paid for income taxes...............  $(40)    $   199         $    60
                                                              ====     =======         =======
NONCASH FINANCING ACTIVITIES:
Contribution of notes payable to Mirant Americas to
  equity....................................................  $217     $    --         $    --
                                                              ====     =======         =======
Capital contribution of Mirant New England, LLC.............  $270     $    --         $    --
                                                              ====     =======         =======
Capital contributions receivable from affiliate pursuant to
  ECSA......................................................  $174     $   120         $    --
                                                              ====     =======         =======
Deferred tax liability related to ECSA......................  $ --     $   (10)        $    --
                                                              ====     =======         =======

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.  BACKGROUND AND DESCRIPTION OF BUSINESS

  OVERVIEW

     Mirant Americas Generation, LLC (formerly Mirant Americas Generation, Inc. and Southern Energy North America Generating, Inc.), including its subsidiaries (collectively, the "Company" or "Mirant Americas Generation"), is a national independent power provider and an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company produces and sells electricity in the United States under fixed price contracts and on the spot market to utilities and energy merchants. The Company uses derivative financial instruments, such as forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Americas Generation is a Delaware limited liability company and owns or leases approximately 12,000 megawatts ("MW") of electric generation capacity in the United States. The Company operates 92 generating units at 22 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas.

     The Company sells substantially all of the output from its generating facilities in the forward and spot markets through its energy marketing affiliate, Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing"), and the remainder under long-term contracts with Mirant Americas Energy Marketing and third parties. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by the Company's generating units and procures emissions credits which are utilized in connection with the business.

     The Company has entered into a number of service agreements with other subsidiaries of Mirant for sales of its electric power, procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services, LLC ("Mirant Services"). The arrangements with these companies are discussed in Note 5.

 CONVERSION TO A LIMITED LIABILITY COMPANY

     Effective November 1, 2001, the Company changed its form of organization from a corporation to a limited liability company, and changed its name to Mirant Americas Generation, LLC.

 MIRANT RESTRUCTURING PLAN

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ultimate parent, Mirant, has a loss from continuing operations of $2.3 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant has $1.7 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay such debt maturities as they come due. Therefore, Mirant anticipates that it will be required to restructure significant debt obligations during 2003 in order to maintain continuing operations. These conditions raise substantial doubt that Mirant will be able to continue as a going concern.

     Mirant is working on a restructuring plan pursuant to which it will ask certain of its and the Company's creditors to defer repayments of principal. There can be no assurance that Mirant will be able to restructure such indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. If Mirant is not successful in its restructuring efforts, it would likely be required to seek bankruptcy court or other protection from its creditors. Mirant's actions could have an impact on any or all of its subsidiaries and thus raise substantial doubt about the Company's ability to continue as a going

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  ACCOUNTING AND REPORTING POLICIES

 BASIS OF PRESENTATION

     The consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of Mirant Americas Generation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

 USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in the preparation of these financial statements include estimates of the fair value the Company used in assessing its recorded goodwill for impairment, estimates of future cash flows to be generated from the Company's long-lived assets used in assessing those assets for impairment, estimates of the fair value of derivative financial instruments, and estimates used in determining the allowance for uncollectibles and the amount of revenue subject to refund.

 CASH AND CASH EQUIVALENTS

     Mirant Americas Generation considers all short-term investments with an original maturity of three months or less to be cash equivalents. Prior to December 19, 2002, the Company participated in Mirant's cash management program whereby any excess funds were transferred to Mirant in exchange for a note, which was due on demand. Amounts advanced to Mirant at December 31, 2001 under this program are classified as notes receivable from affiliates.

 FUEL STOCK AND MATERIALS AND SUPPLIES

     Fuel stock consists primarily of fuel oil and coal. Mirant Americas Generation's fuel stock and materials and supplies are recorded at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from the inventory account as it is used in production. Materials and supplies are removed from the account when they are used for repairs, maintenance or capital projects.

 DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments at fair value as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133").

     The fair values of forward contracts, swap agreements, options, and caps and floors in a net receivable position, as well as options held, are reported as derivative financial instruments assets in the accompanying consolidated balance sheets. Similarly, derivative financial instruments and contractual commitments in a net payable position, as well as options written, are reported as derivative financial

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

instrument liabilities in the accompanying consolidated balance sheets. Derivative financial instrument assets and liabilities are reported net by counterparty, provided a master netting agreement exists.

     For derivative financial instruments that qualify and are designated as hedges of future cash flows, changes in the fair value of the derivatives are recorded in OCI until the related hedged items affect earnings. Any ineffective portion of the change in the fair value of contracts designated as cash flow hedges is reported in earnings currently. The Company may also enter into derivative instruments that qualify as fair value hedges. For derivatives that qualify and are designated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in earnings currently. Certain of the financial instruments that the Company enters into to manage market risks, either are not designated as hedges or do not qualify for hedge accounting because the expected changes in their fair value do not adequately correlate to changes in the fair value or the cash flow of the exposure being hedged. Changes in the fair value of these derivative instruments are reflected in earnings currently, as unrealized gains or losses on derivative financial instruments. Unrealized gains or losses as well as settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of energy sold or fuel purchased are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost, or at fair value if acquired in a purchase business combination, which includes materials, labor, the associated payroll-related and overhead costs, emission allowances and the interest cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using primarily composite rates. Upon the retirement or sale of property, plant and equipment, the cost of such assets and the related accumulated depreciation are removed from the balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant Americas Generation take into account the effect of interim retirements.

  CAPITALIZATION OF INTEREST COST

     Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and during the construction period, in accordance with SFAS No. 34. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the years ended December 31, 2002, 2001 and 2000, the Company incurred the following interest costs on debt to non-affiliates (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
Total interest costs........................................  $238   $262   $100
Interest capitalized and included in construction work in
  progress..................................................   (28)   (23)   (10)
                                                              ----   ----   ----
INTEREST EXPENSE............................................  $210   $239   $ 90
                                                              ====   ====   ====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As part of Mirant's restructuring plan announced in March of 2002, the Company suspended construction on several projects and no longer capitalizes interest on these projects.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Mirant Americas Generation evaluates long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the accompanying consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the cost over the fair value of the net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     SFAS No. 142 requires that a goodwill impairment evaluation be performed upon adoption of the standard, annually, and between annual tests upon the occurrence of certain events. Upon adoption of SFAS No. 142, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined that its operations constituted a single reporting unit. In performing the impairment evaluation, the Company estimates the fair value of the reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of that reporting unit, the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Upon the adoption of SFAS No. 142, the fair value of the Company's reporting unit exceeded the carrying amount of the reporting unit in the transition test and no impairment charge was recognized.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30-40 years, and assessed for recoverability by determining

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

whether the goodwill balance could be recovered based on undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on discounted future operating cash flows.

     Mirant Americas Generation recognizes specifically identifiable intangible assets when specific rights or contracts are acquired. Intangible assets are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, ranging from 23 and 40 years. The cost of certain rights acquired, such as operating permits, are included in property, plant and equipment in the accompanying consolidated balance sheets as they are considered an integral part of the tangible assets.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2002 and 2001, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and current notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments and/or their variable interest rates. The fair value of Mirant Americas Generation's senior long-term debt was estimated based on market quotes. As of December 31, 2002, the Company's senior long-term debt, net of discount, had a carrying value of $2,494 million and an estimated fair value of approximately $1,151 million. The fair value of the Company's credit facilities was estimated based on market rates for similar types of borrowing arrangements. As of December 31, 2002, the credit facilities had a carrying or notional value of $300 million and an estimated fair value of approximately $156 million.

     Because of the intercompany nature of the long-term notes receivable from affiliates of $223 million, it is not practical to determine their fair value.

  REVENUE RECOGNITION

     Revenues derived from power generation are recognized when the service is provided based on the contractual terms of agreements with customers.

  RENT EXPENSE

     Rent expense related to the Company's operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is included in generation facilities rent expenses in the accompanying consolidated statements of income. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in other non-current assets in the accompanying consolidated balance sheets.

  INCOME TAXES

     Effective November 1, 2001, Mirant Americas Generation, LLC converted to a limited liability company, and thereafter is treated as a branch for income tax purposes. As such, Mirant Americas, Inc. ("Mirant Americas"), the Company's immediate parent, is subject to federal and state taxes attributable to the income and expenses of the Company, and the Company is not subject to federal and state income taxation. For those subsidiaries of the Company that are subject to federal and state income taxes, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company's 2003 fiscal year. Mirant Americas Generation will adopt this statement effective January 1, 2003. The impact of the adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The disclosures required by FIN No. 45 are included in Note 12.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entity created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

3.  RESTATEMENTS AND RECLASSIFICATIONS

     The consolidated financial statements of the Company as of December 31, 2001, and for the years ended December 31, 2001 and 2000 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. In addition, the Company has reclassified certain amounts in the 2001 and 2000 consolidated financial statements to reflect the adoption of new accounting standards.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DISCONTINUED OPERATIONS

     The financial statements for prior years have been reclassified to report the revenues and expenses of the components of the Company that were disposed of as discontinued operations pursuant to SFAS No. 144. Income from discontinued operations for 2002, 2001 and 2000 includes the following components of the Company that have been disposed of: the State Line generating facility in Indiana and the Neenah generating facility in Wisconsin.

     State Line. In June 2002, the Company completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value.

     Neenah. In July 2002, the Company entered into an agreement to sell the Company's Neenah, Wisconsin generating facility for approximately $109 million. This sale closed in January 2003. The asset was sold at approximately book value.

     A summary of operating results for these discontinued operations for the years ended December 31, 2002, 2001 and 2000 follows (in millions):

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Operating revenues..........................................  $ 39   $ 70   $ 66
Operating expenses..........................................   (18)   (50)   (48)
                                                              ----   ----   ----
Income before income taxes..................................    21     20     18
Income taxes................................................     9      8      7
                                                              ----   ----   ----
NET INCOME..................................................  $ 12   $ 12   $ 11
                                                              ====   ====   ====

     The table below presents the components of the balance sheet accounts, classified as current assets and liabilities held for sale as of December 31, 2002 and 2001 (in millions):

                                                              2002   2001
                                                              ----   ----
CURRENT ASSETS:
Cash........................................................  $  4   $ --
Accounts and notes receivable...............................     1      9
Fuel stock..................................................    --      3
Prepayments.................................................     3      3
Materials and supplies......................................     1     --
Property, plant and equipment...............................   100    277
Intangibles.................................................    --      9
                                                              ----   ----
TOTAL CURRENT ASSETS HELD FOR SALE..........................  $109   $301
                                                              ====   ====
CURRENT LIABILITIES:
Taxes and other payables....................................  $  7   $ 15
Deferred taxes..............................................     2     18
                                                              ----   ----
TOTAL CURRENT LIABILITIES RELATING TO ASSETS HELD FOR
  SALE......................................................  $  9   $ 33
                                                              ====   ====

  RECLASSIFICATIONS

  2001

     The Company has changed its classification, on the accompanying consolidated statements of income, of realized and unrealized gains and losses related to derivative financial instruments. Under the new

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

classification, gains and losses, both realized and unrealized, for electricity related derivative financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related derivative financial instruments are included in cost of fuel, electricity and other products. Prior year amounts have been reclassified to conform to the current year presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact the Company's gross margin or net income. The Company has also recorded reclassifications to balances of affiliate receivables, current portion of prepaid rent, goodwill and other intangible assets, net, other assets and payables to affiliates in the December 31, 2001 balance sheet.

     In addition, the consolidated statement of cash flows for 2001 has been reclassified. Amounts received under the ECSA attributable to the capital contribution totaling $29 million have been reclassified on the accompanying consolidated statements of cash flows as a financing activity, rather than an operating activity. Proceeds from the sale of materials and supplies in the amount of $12 million in 2001 have been reclassified as an operating activity rather than an investing activity.

     Operating revenues increased by $68 million due to the reclassifications of net gains on derivative financial instruments discussed above totaling $65 million, interest expense of $15 million offset by $12 million of fuel costs.

     Costs of fuel, electricity, and other products increased by $54 million due to the reclassifications of gains and losses on derivative financial instruments discussed above totaling $65 million, labor costs of $6 million offset by a $12 million reclassification of fuel costs and a $5 million reclassification due to a coal sale.

     Due to the reclassification of various labor costs, maintenance expense increased $42 million, selling, general and administrative expenses decreased $20 million, and other expenses decreased by $28 million.

     Other (expense) income, net changed by $20 million primarily due to the $15 million reclassification of interest expense and $5 million due to a sale of coal.

  2000

     Operating revenues decreased by $50 million due to reclassifications of gains and losses on derivative financial instruments, discussed above, offset by $8 million reclassification of interest expense.

     Cost of fuel, electricity and other products decreased $50 million due to derivative gains and losses, offset by a $12 million reclassification of fuel expense.

     Due to the reclassification of various labor costs, maintenance expense increased $14 million, selling, general, and administrative expense decreased $8 million, and other expense decreased $6 million. In addition, other expense decreased $12 million due to the fuel reclassification.

     Other (expense) income, net changed by $8 million due to the interest reclassification discussed above.

     In addition, the consolidated statement of cash flows for 2000 has been reclassified for proceeds from the sale of materials and supplies in the amount of $18 million reclassified as an operating activity rather than an investing activity.

  RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144 and certain other reclassifications, management has identified certain errors which necessitated a restatement of the Company's 2001 and 2000 consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Retained earnings at December 31, 1999 has been restated to reflect a $7 million prior period adjustment. This prior period adjustment increased opening retained earnings due to a $9 million after tax adjustment to record revenues in the proper period, offset by a $2 million debt expense adjustment.

     The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported consolidated statements of income for 2001 and 2000 (in millions).

                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                      REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
Operating Revenues:...............     $5,098           $(70)            $ 68             $ 166       $5,262
Operating Expenses:
Cost of fuel, electricity and
  other products..................      3,380             (1)              54               (10)       3,423
Depreciation and amortization.....        173            (12)              --                 3          164
Generation facilities rent........         96             --               --                --           96
Maintenance.......................         96             (7)              42                --          131
Selling, general and
  administrative..................        656            (10)             (20)               11          637
Other.............................        244            (14)             (28)               (1)         201
                                       ------           ----             ----             -----       ------
     Total operating expenses.....      4,645            (44)              48                 3        4,652
                                       ------           ----             ----             -----       ------
Operating Income..................        453            (26)              20               163          610
                                       ------           ----             ----             -----       ------
     Other (expense) income,
       net........................       (139)             6              (20)              (48)        (201)
                                       ------           ----             ----             -----       ------
Income From Continuing Operations
  Before Income Taxes.............        314            (20)              --               115          409
Provision for (Benefit from)
  Income Taxes....................        (33)            (8)              --                43            2
                                       ------           ----             ----             -----       ------
Income From Continuing
  Operations......................        347            (12)              --                72          407
Income from Discontinued
  Operations, net of tax..........         --             12                                              12
                                       ------           ----             ----             -----       ------
Net Income........................     $  347           $ --             $ --             $  72       $  419
                                       ======           ====             ====             =====       ======

     Operating revenues for 2001 were adjusted by $166 million primarily as a result of the following restatement adjustments:

     - a $159 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $6 million increase to reflect previously unrecorded revenues.

     Cost of fuel, electricity and other products decreased by $10 million primarily to reflect increased fuel burn expense of $8 million that results from the adjustment to fuel inventory value at Mirant Mid-Atlantic at the date of the PEPCO acquisition, and $2 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Depreciation and amortization expense increased by $3 million as a result of the changes in the amount of goodwill recorded in the acquisition of PEPCO. This increase in the goodwill balance is

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

primarily due to an adjustment to the valuation of certain purchase power agreement obligations assumed by Mirant Americas Energy Marketing.

     Other (expense) income, changed by $48 million primarily as a result of losses of $42 million on interest rate hedges previously accounted for as cash flow hedges under SFAS No. 133.

     Provision for income taxes increased by $43 million due to tax effects of the restatement adjustments.

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                      REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
Operating Revenues................     $2,283           $(66)            $(42)            $(22)       $2,153
Operating Expenses:
Cost of fuel, electricity and
  other products..................      1,358             (1)             (38)              (8)        1,311
Depreciation and amortization.....         82             (9)              --               (2)           71
Generation facilities rent........          3             --               --               --             3
Maintenance.......................         68             (8)              14                1            75
Selling, general and
  administrative..................        285             (8)              (8)              (3)          266
Other.............................        139            (12)             (18)              --           109
                                       ------           ----             ----             ----        ------
  Total operating expenses........      1,935            (38)             (50)             (12)        1,835
                                       ------           ----             ----             ----        ------
Operating Income..................        348            (28)               8              (10)          318
                                       ------           ----             ----             ----        ------
Other (expense) income, net.......        (84)            10               (8)              --           (82)
                                       ------           ----             ----             ----        ------
Income from continuing operations
  before income taxes.............        264            (18)              --              (10)          236
Provision for (Benefit from)
  Income Taxes....................        106             (7)              --               (5)           94
                                       ------           ----             ----             ----        ------
Income from Continuing
  Operations......................        158            (11)              --               (5)          142
Income from Discontinued
  Operations, net of tax..........         --             11               --               --            11
                                       ------           ----             ----             ----        ------
Net Income........................     $  158           $ --             $ --             $ (5)       $  153
                                       ======           ====             ====             ====        ======

     Operating revenues for 2000 decreased by $22 million primarily as a result of recording revenues in the proper period.

     Cost of fuel, electricity and other products, excluding depreciation, for 2001 decreased by $8 million primarily due to adjustments to various accruals.

     Provision for income taxes decreased by $5 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the consolidated balance sheet as of December 31, 2001 (in millions).

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                      REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
              ASSETS
Current Assets:
Cash and cash equivalents.........     $   15          $  --             $ --             $  --       $   15
Receivables:
  Customer accounts...............         14             (6)              --                --            8
  Affiliates, less allowance for
     uncollectibles of $123 and
     $123 for 2002 and 2001,
     respectively.................        282             --              (55)               (4)         223
Notes receivable from
  affiliates......................        253             --               --                --          253
Assets from risk management
  activities......................        125             --               --              (125)          --
Derivative financial
  instruments.....................        296             --               --                52          348
Deferred income taxes.............        102             --               --                17          119
Prepaid rent and other
  prepayments.....................        200             --              (35)               (4)         161
Assets held for sale..............         --            301               --                --          301
Other.............................        216             (9)              --               125          332
                                       ------          -----             ----             -----       ------
  Total current assets............      1,503            286              (90)               61        1,760
                                       ------          -----             ----             -----       ------
Property, plant and equipment,
  net.............................      3,034           (277)              --                 1        2,758
                                       ------          -----             ----             -----       ------
Other Noncurrent Assets:
Goodwill, net.....................      1,377             --               44                58        1,479
Other intangible assets, net......        742             (9)             (44)                8          697
Notes receivable from
  affiliates......................        223             --               --                --          223
Assets from risk management
  activities......................          8             --               --                (8)          --
Derivative financial
  instruments.....................         99             --               --               (28)          71
Prepaid rent......................         --             --               35                --           35
Other, less allowances for
  uncollectibles of $54 and $43
  for 2002 and 2001,
  respectively....................         51             --               --                (6)          45
                                       ------          -----             ----             -----       ------
  Total noncurrent assets.........      2,500             (9)              35                24        2,550
                                       ------          -----             ----             -----       ------
  Total assets....................     $7,037          $  --             $(55)            $  86       $7,068
                                       ======          =====             ====             =====       ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                      REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities.....................     $  124          $  (5)            $ --             $   7       $  126
Payable to affiliates.............        167             --              (55)               --          112
Notes payable to affiliates.......        333             --               --                --          333
Liabilities from risk management
  activities......................        141             --               --              (141)          --
Derivative financial
  instruments.....................        252             --               --                62          314
Revenues subject to refund........        243             --               --                (1)         242
Liabilities related to assets held
  for sale........................         --             31               --                 2           33
Accrued income taxes..............          5             (8)              --                 8            5
Accrued interest..................         45             --               --                (1)          44
Other.............................          8             --               --                (8)          --
                                       ------          -----             ----             -----       ------
  Total current liabilities.......      1,318             18              (55)              (72)       1,209
                                       ------          -----             ----             -----       ------
Noncurrent Liabilities:
Notes payable and long-term
  debt............................      2,567             --               --                --        2,567
Liabilities from risk management
  activities......................          9             --               --                (9)          --
Derivative financial
  instruments.....................         54             --               --               (28)          26
Deferred income taxes.............        157            (18)              --                95          234
Other noncurrent liabilities......          7             --               --                --            7
                                       ------          -----             ----             -----       ------
  Total noncurrent liabilities....      2,794            (18)              --                58        2,834
                                       ------          -----             ----             -----       ------
Member's Equity:
Member's interest.................      2,969             --               --                40        3,009
Capital contribution receivable
  from affiliate pursuant to
  ECSA............................        (91)            --               --                --          (91)
Retained earnings.................        108             --               --                74          182
Accumulated other comprehensive
  loss............................        (61)            --               --               (14)         (75)
                                       ------          -----             ----             -----       ------
  Total member's equity...........      2,925             --               --               100        3,025
                                       ------          -----             ----             -----       ------
  Total liabilities and member's
     equity.......................     $7,037          $  --             $(55)            $  86       $7,068
                                       ======          =====             ====             =====       ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RECLASSIFICATIONS

     Affiliate accounts receivable and accounts payable were previously reported gross. The restated balances reflect these on a net basis.

     Prepaid rent, both current and noncurrent, was reclassified to reflect their respective proper amounts.

     Trading rights included in other intangible assets, net were reclassified to goodwill upon the adoption of SFAS No. 142.

  RESTATEMENTS

     Goodwill increased $58 million, net of amortization, due to adjustments to the value of certain obligations acquired in the PEPCO acquisition of $70 million, offset by the deferred tax assets of $12 million associated with out of market contracts assumed in the New York and New England acquisitions.

     The previously reported balance sheet has been restated to reflect current and non-current derivative hedging assets and liabilities related to the fair value of certain commodity instruments previously accounted for as cash flow hedges under SFAS No. 133.

     The various deferred tax accounts have been restated to reflect the tax effect of the various adjusting entries described above.

     The following table summarizes the effects of the reclassifications and restatement adjustments on the statement of cash flows for the year ended December 31, 2001 (in millions):

                                                                 FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $   347      $   419
                                                                 -------      -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         173          185
  Amortization of loss on interest rate swap................          --           50
  Unrealized gains and losses on derivative financial
     instruments............................................          17          (79)
  Deferred income taxes.....................................        (167)        (110)
  Capital contributions received from affiliate pursuant to
     ECSA...................................................          29           --
  Other, net................................................           2           62

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................         323          123
     Accounts receivable, non-affiliates....................          --          213
     Prepaid rent...........................................          --          (76)
     Other current assets...................................         (44)         (92)
     Other noncurrent assets................................                     (180)
     Accounts payable and accrued liabilities...............        (123)         126
     Payables to affiliates, net............................          --         (221)
     Accrued income taxes...................................          --          (41)
     Other current liabilities..............................        (119)          39
     Other noncurrent liabilities...........................          --           13
                                                                 -------      -------
  Total adjustments.........................................          91           12
                                                                 -------      -------
  Net cash provided by operating activities.................         438          431
                                                                 -------      -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (466)        (479)
Proceeds received from the sale of materials and supplies...          12           --
Notes receivable from affiliates, net.......................        (205)          --
Issuance of notes receivables from affiliates...............          --         (723)
Repayments on notes receivable from affiliates..............          --          529
Proceeds received from the sale of State Line, net..........          --           --
Cash paid for acquisition of PEPCO..........................          --           --
Insurance proceeds received.................................          13           13
                                                                 -------      -------
  Net cash used in investing activities.....................        (646)        (660)
                                                                 -------      -------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       2,678        2,628
Repayment of debt...........................................      (2,679)      (2,622)
Proceeds from issuance of notes payable to affiliate........         498          467
Repayment of notes payable to affiliate.....................        (175)        (144)
Capital contributions.......................................          39           39
Payment of dividends........................................        (221)        (221)
Capital contribution received from affiliate pursuant to
  ECSA......................................................          --           29
                                                                 -------      -------
  Net cash provided by financing activities.................         140          176
                                                                 -------      -------
Net (Decrease) in Cash and Cash Equivalents.................         (68)         (53)
Cash and Cash Equivalents, beginning of period..............          83           68
                                                                 -------      -------
Cash and Cash Equivalents, end of period....................     $    15      $    15
                                                                 =======      =======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the effects of the reclassification and restatement adjustments on the statement of cash flows for the year ended December 31, 2000 (in millions):

                                                                 FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2000
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $   158      $   153
                                                                 -------      -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................          82           76
  Amortization of loss on interest rate swap................          --           --
  Unrealized gains and losses on derivative financial
     instruments............................................          --           --
  Deferred income taxes.....................................         (23)         (22)
  Capital contributions received from affiliate pursuant to
     ECSA...................................................          --           --
  Other, net................................................          --            8
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................        (457)        (563)
     Accounts receivable, non-affiliates....................          --           (6)
     Prepaid rent...........................................          --           --
     Other current assets...................................          14          154
     Other noncurrent assets................................          --           --
     Accounts payable and accrued liabilities...............         462         (108)
     Payables to affiliates, net............................          --          371
     Accrued income taxes...................................          --           50
     Other current liabilities..............................           5          143
     Other noncurrent liabilities...........................          --            4
                                                                 -------      -------
  Total adjustments.........................................          83          107
  Net cash provided by operating activities.................         241          260
                                                                 -------      -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (225)        (241)
Proceeds received from the sale of materials and supplies...          18           --
Notes receivable from affiliates, net.......................        (271)          --
Issuance of notes receivables from affiliates...............          --         (271)
Repayments on notes receivable from affiliates..............          --           --
Proceeds received from the sale of State Line, net..........          --           --
Cash paid for acquisition of PEPCO..........................        (917)        (917)
Insurance proceeds received.................................          27           27
                                                                 -------      -------
  Net cash used in investing activities.....................      (1,368)      (1,402)
                                                                 -------      -------

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2000
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       1,105        1,105
Repayment of debt...........................................          --           --
Proceeds from issuance of notes payable to affiliate........          --           --
Repayment of notes payable to affiliate.....................          --           --
Capital contributions.......................................         255          255
Payment of dividends........................................        (181)        (181)
Capital contribution received from affiliate pursuant to
  ECSA......................................................          --           --
                                                                 -------      -------
  Net cash provided by financing activities.................       1,179        1,179
                                                                 -------      -------
Net Increase in Cash and Cash Equivalents...................          52           37
Cash and Cash Equivalents, beginning of period..............          31           31
                                                                 -------      -------
Cash and Cash Equivalents, end of period....................     $    83           68
                                                                 =======      =======

4.  ACQUISITION OF PEPCO ASSETS

     On December 19, 2000, Mirant Mid-Atlantic and its affiliates, together with third-party lessors in a leveraged lease transaction, purchased PEPCO's generating facilities in Maryland and Virginia, consisting of four electric generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, with a combined generating capacity of 5,256 MW. Mirant Mid-Atlantic and its affiliates paid an aggregate of $1.255 billion in cash and transaction expenses for the generating facilities and related assets, except for the baseload facilities at Morgantown and Dickerson, which were purchased by the third-party lessors for $1.5 billion in cash. Mirant Mid-Atlantic simultaneously entered into agreements with the lessors to lease the Morgantown (1,244 MW) and Dickerson (546 MW) baseload facilities for terms of 33.75 years and 28.5 years, respectively (see Note 12). These leases have been accounted for as operating leases.

     Mirant Potomac River and Mirant Peaker, other subsidiaries of Mirant, purchased the 482 MW Potomac River facility and the 438 MW Chalk Point peaking facility for $370 million. Mirant Mid-Atlantic advanced Mirant Potomac River and Mirant Peaker an aggregate of $223 million to finance their acquisition of these facilities, and entered into a contribution agreement with Mirant in connection with the advances (see Note 5). The remaining $147 million was funded by Mirant and treated as a capital contribution to Mirant Potomac River and Mirant Peaker. Mirant Peaker also assumed the obligations related to a lease for the 84 MW combustion turbine owned by SMECO at the Chalk Point facility. This lease has been accounted for as a capital lease by Mirant Peaker.

     Mirant Mid-Atlantic acquired the baseload and cycling units at the Chalk Point facility (1,907 MW), the peaking units at the Morgantown facility (248
MW), and the peaking units at the Dickerson facility (307 MW). In addition to these generating facilities, Mirant Mid-Atlantic acquired three coal ash storage facilities, a 51.5 mile oil pipeline serving the Chalk Point and Morgantown facilities, an engineering and maintenance service facility, and other related assets.

     As part of the acquisition, Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") entered into two transition power agreements ("TPAs") to provide power to PEPCO, and assumed PEPCO's obligations under existing power purchase agreements ("PPAs") with third parties,

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

representing obligations with an estimated fair value of approximately $1.7 billion and $0.7 billion, respectively, at the date of the acquisition.

     As part of the acquisition, Mirant Services also assumed obligations for pension benefits, other post employment benefits and vacation accruals associated with the 950 former PEPCO personnel that became employees of Mirant Services, aggregating $107 million at the date of the acquisition.

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by Mirant Mid-Atlantic and its affiliates as follows (in millions):

                                                                 MIRANT AMERICAS                OTHER
                                  MIRANT      MIRANT    MIRANT       ENERGY         MIRANT      MIRANT
                               MID-ATLANTIC   POTOMAC   PEAKER      MARKETING      SERVICES   AFFILIATES   TOTAL
                               ------------   -------   ------   ---------------   --------   ----------   ------
Current assets...............     $   49       $  4      $ --        $    --        $  --        $ --      $   53
Property, plant and
  equipment..................      1,015        266       148             --           --          --       1,429
Goodwill.....................      1,276         --        --             --           --          --       1,276
Other intangible assets......        285         --        --             --           --          --         285
Other liabilities............        (17)        --       (48)            --         (107)         --        (172)
Deferred tax assets resulting
  from the acquisition.......         --         --        --             --           --         822         822
Obligations under
  TPAs/PPAs..................         --         --        --         (2,438)          --          --      (2,438)
                                  ------       ----      ----        -------        -----        ----      ------
Net assets acquired..........     $2,608       $270      $100        $(2,438)       $(107)       $822      $1,255
                                  ======       ====      ====        =======        =====        ====      ======

     The impact of the liabilities assumed by Mirant Americas Energy Marketing, the liabilities assumed by Mirant Services, and the deferred tax assets resulting from the acquisition which were recorded at other Mirant affiliates, have been recorded as adjustments to Member's Equity. The goodwill recorded in the acquisition has been allocated entirely to Mirant Mid-Atlantic since it owns or leases substantially all of the facilities, and because it benefits from the Capital Contribution Agreement with Mirant regarding Mirant Peaker and Mirant Potomac River (see Note 5).

5.  RELATED PARTY ARRANGEMENTS AND TRANSACTIONS

  MIRANT MID-ATLANTIC POWER SALES AGREEMENT WITH MIRANT AMERICAS ENERGY
MARKETING

     From August 1, 2001 to December 31, 2002, Mirant Mid-Atlantic supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the Energy and Capacity Sales Agreement ("ECSA"). For the period from August 1, 2001 to December 31, 2001, Mirant Americas Energy Marketing contracted to purchase 100% of the output of Mirant Mid-Atlantic's facilities. For 2002 and 2003, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic's facilities. For the period from January 1, 2004 to June 30, 2004 extendable to through December 31, 2004, Mirant Americas Energy Marketing had the option to purchase up to 100% (in increments of 25%) of the output of the Company's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transition power agreements with PEPCO under which PEPCO has an option to purchase energy with respect to PEPCO's load requirements at fixed rates.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic's facilities. Mirant Mid-Atlantic subsequently agreed to cancel the ECSA effective May 1, 2003 and sell all of its capacity and energy to Mirant Americas Energy Marketing under a new power sales, fuel supply and services agreement (the "Power and Fuel Agreement") at market prices.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Prior to entering into the ECSA effective August 1, 2001, Mirant Mid-Atlantic sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement, the price Mirant Mid-Atlantic received was based on the market price for energy in the PJM Interconnection Market ("PJM") market at the time the energy was delivered. Mirant Mid-Atlantic also sold power to Mirant Americas Energy Marketing under short-term fixed price contracts. The short-term fixed price contracts were terminated in connection with the ECSA.

     Mirant Mid-Atlantic's affiliated companies, Mirant Potomac River and Mirant Peaker, LLC ("Mirant Peaker"), also entered into power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the agreement outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated these agreements effective May 1, 2003. These affiliates have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Mirant Mid-Atlantic Power and Fuel Agreement with Mirant Americas Energy Marketing. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, excess cash available from the operations of these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to Mirant Mid-Atlantic for the same amount.

     At the inception date of the ECSA, the pricing under the ECSA was favorable to Mirant Mid-Atlantic and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas which is generally the fuel used to set prices in the PJM. The Company did not believe that natural gas prices would remain depressed through the end of 2002.

     At inception of the ECSA, the aggregate value to Mirant Mid-Atlantic and its affiliates attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic's owned or leased facilities of $120 million was accounted for as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in its financial statements. At inception, Mirant Mid-Atlantic had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of Mirant Mid-Atlantic's facilities and that in 2003 and 2004 Mirant Americas Energy Marketing would not elect to purchase output from the Company's facilities, since the contract provided for no minimum commitment for these years.

     In January 2002, Mirant Americas Energy Marketing exercised its option to increase its committed capacity to 100% of the total output of Mirant Mid-Atlantic's facilities for 2002. Therefore, the Company recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% of capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment amount was based on estimated market rates in the PJM. This adjustment is also reflected as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic's facilities for 2003. Accordingly, an adjustment of $121 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA was recorded in the fourth quarter of 2002 to reflect the favorable pricing terms of this agreement. This adjustment amount was also based on estimated market rates in the PJM as adjusted upwards by approximately 9% for management's consideration of the value available to a purchaser of Mirant Mid-Atlantic's capacity and

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

energy, incremental to the quoted spot market prices. This incremental value is comprised mainly of the option available to Mirant Americas Energy Marketing to extend its commitment to 2004, the capabilities associated with load management and with power and fuel trading and the value of fixed transmission rights.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $139 million and $33 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, Mirant Mid-Atlantic received $129 million and $29 million, respectively, under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $136 million at December 31, 2002, of which $15 million represents amounts received subsequent to December 31, 2002 related to the revenue recognized prior to that date and $121 million relates to the favorable pricing variance for 2003.

     The favorable pricing variance accounted for as a capital contribution receivable was not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million and $79 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively.

     Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. Under this agreement, Mirant Americas Energy Marketing resells Mirant Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy.

  MIRANT TEXAS TOLLING ARRANGEMENTS WITH MIRANT AMERICAS ENERGY MARKETING

     Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively "Mirant Texas"), wholly owned subsidiaries, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing pays Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas' generating units in Texas. Mirant Americas Energy Marketing also pays Mirant Texas a fee for each megawatt-hour ("MWh") of energy generated. One agreement expires on December 31, 2003 and the other expires on May 31, 2005, but each may be extended by mutual agreement. For the years ended December 31, 2002, 2001 and 2000, revenues under the two tolling agreements were approximately $37 million, $28 million and $10 million, respectively.

  SERVICES AND ADMINISTRATION ARRANGEMENTS

     The Company and its subsidiaries utilize the services of Mirant, Mirant Services and Mirant Americas Energy Marketing. The significant arrangements with these affiliated companies are described below. Management believes that the amounts allocated or charged to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis. The following table

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

summarizes the amounts incurred under the arrangements that are recorded in the accompanying consolidated statements of income as selling, general and administrative expenses -- affiliates (in millions):

                                                              2002    2001    2000
                                                              -----   -----   -----
Management, personnel and services agreement................  $  19   $  26   $  11
Services agreements.........................................     21     435     145
Administration arrangement..................................     22      --      --
Other.......................................................      8       1      --
                                                              -----   -----   -----
TOTAL.......................................................  $  70   $ 462   $ 156
                                                              =====   =====   =====

  Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 as follows (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
Cost of fuel, electricity and other products................  $  5   $  5   $ --
Maintenance expense.........................................    39     44     26
Selling, general and administrative expense.................    19     26     11
Other operating expense.....................................    73     69     44
                                                              ----   ----   ----
TOTAL.......................................................  $136   $144   $ 81
                                                              ====   ====   ====

  Services Agreements with Mirant Americas Energy Marketing

     The Company, through its subsidiaries, is a party to separate services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for marketing and scheduling the majority of the capacity from the Company's Mid-Atlantic, New York, California and New England facilities. Mirant Americas Energy Marketing has no minimum purchase requirements under these agreements, except for a commitment with Mirant Mid-Atlantic under its ECSA which has been terminated effective May 1, 2003.

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing covering the period through December 31, 2002. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002 except that the new agreements do not contain a bonus provision. The previous agreements provided that Mirant Americas Energy Marketing was to be paid a bonus based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the year ended December 31, 2002 and approximately $378 million and $140 million during the years ended December 31, 2001 and 2000, respectively. These amounts are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, paid Mirant Americas

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. These new agreements expired December 31, 2002.

     During the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $21 million, $57 million and $5 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing. These costs are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income.

     Effective January 1, 2003, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, renewed the power sales, fuel supply and services agreements with Mirant Americas Energy Marketing under similar terms as the agreements in effect beginning April 1, 2002. For 2003, the various operating subsidiaries of the Company, except for Mirant Mid-Atlantic, will pay Mirant Americas Energy Marketing a fixed administrative fee of approximately $19 million.

     Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with Mirant Americas Energy Marketing with regard to the provision of the residual fuel oil requirements at the Company's Bowline, Lovett, Canal, Chalk Point and certain other facilities. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing also manages the fuel oil storage associated with these facilities. In connection with this agreement, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

  Administration Arrangements with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $2.7 million per month over the initial term of the agreement. Through the eight months ended December 31, 2002, the Company and its subsidiaries incurred approximately $22 million in costs under this arrangement, which are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income. The agreement was automatically extended through December 31, 2003 and the fixed charge was increased to $2.8 million per month. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

  RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the year ended December 31, 2002, the Company recorded restructuring charges of $8 million and $11 million for severance costs and costs related to suspending planned power plant developments, respectively, which are included in other operating expenses -- affiliates in the accompanying consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation facilities. At December 31, 2002 and 2001, unsecured noncurrent notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                                             PRINCIPAL   INTEREST RATE    MATURITY
--------                                             ---------   -------------   ----------
Mirant Potomac River...............................    $152           10%        12/30/2028
Mirant Peaker......................................    $ 71           10%        12/30/2028

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $23 million for each of the years ended December 31, 2002 and 2001 and $1 million for the year ended December 31, 2000.

     Under a capital contribution agreement with Mirant (see below), the owner lessors, the holders of the lessor notes, and the indenture trustee of Mirant Mid-Atlantic's lease arrangements (Note 12) have the ability to enforce the payment terms of the notes receivable.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand with interest payable monthly. These advances, which at December 31, 2001 totaled approximately $253 million, are reflected in current notes receivable from affiliates in the accompanying consolidated balance sheet. Similarly, Mirant advanced funds to various subsidiaries for working capital purposes. Such advances, which totaled approximately $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying consolidated balance sheet at December 31, 2001. Interest on these advances was payable monthly. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

     Included in current notes payable to affiliates at December 31, 2001 is approximately $284 million in advances from Mirant Americas primarily related to various construction projects. These advances were due on demand, accrued interest at 8.7% with interest due monthly, and were unsecured.

     During 2002, Mirant Americas made capital contributions to the Company of $362 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable.

  CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $270 million, respectively, to Mirant Americas Generation in the first quarter of 2002. The assets and liabilities of Mirant New England, LLC were transferred at their historical cost.

     At January 1, 2002, Mirant New England, LLC's significant assets were $7 million of cash, a $255 million note receivable from Mirant Americas, Inc., interest receivable from Mirant Americas, Inc. of $37 million, goodwill of $28 million and other current assets of $28 million. The note receivable is

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payable on demand and bears interest at 6%, which is payable monthly. Mirant New England, LLC's liabilities consisted primarily of accounts payable of $49 million, deferred tax liabilities of $25 million and other current liabilities of $10 million.

     Mirant New England, LLC's revenue is primarily derived from a power sales contract pursuant to which Mirant New England, LLC sells electricity at fixed prices to two unaffiliated utilities in order for these utilities to meet their supply requirements. This sales contract expires in February 2005. The electricity sold by Mirant New England, LLC under this contract was purchased from Mirant Americas Energy Marketing at current market prices. During 2002, this sales contract was transferred to Mirant Canal, LLC, one of the Company's existing subsidiaries, which sells electricity generated by its facilities directly to the two utilities. In addition, Mirant New England, LLC sells energy and capacity, which it purchases from Mirant Americas Energy Marketing, into the New England energy market at current market prices.

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the years ended December 31, 2002 and 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected.

  MIRANT GUARANTEES

     Mirant New England, LLC is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant issued a guarantee in the amount of $188 million for any obligations Mirant New England, LLC may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Both the guarantee and the agreement expire in February 2005.

     Through December 31, 2002, Mirant guaranteed up to $50 million of accrued interest in the event that the Company is unable to pay accrued interest on its two credit facilities (see Note 10).

     Mirant has entered into letters of credit on behalf of subsidiaries of Mirant Americas Generation relating to the Company's debt obligations, power sales agreements or other contractual agreements totaling $103 million, $11 million, and $4 million, respectively, as of December 31, 2002. None of these letters of credit were drawn on at December 31, 2002. In the event of a draw on such letters of credit, Mirant Corporation would be obligated to repay the amounts drawn. In January 2003, the letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Upon expiration, these letters of credit provided on behalf of the Company's subsidiaries may be renewed by Mirant and the respective

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

counterparty or replaced with another form of credit support to the counterparty, such as cash, a guarantee, or a surety bond.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 2002 and 2001 (in millions):

                                                               2002     2001
                                                              ------   ------
Production..................................................  $2,642   $2,331
Land........................................................     119      119
Oil Pipeline................................................      25       25
Other.......................................................       3       --
Less: accumulated depreciation..............................    (261)    (171)
                                                              ------   ------
Total.......................................................   2,528    2,304
Construction work in progress...............................     159      454
Suspended construction projects.............................     401       --
                                                              ------   ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................  $3,088   $2,758
                                                              ======   ======

     Depreciation of the recorded cost of depreciable property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 42 years. The Company received emission allowances in the acquisition of the PEPCO assets for both sulfur dioxide ("SO(2)") and nitrogen oxide ("NOx") emissions and the right to future allowances. These allowances are related to owned facilities, included under production assets above and depreciated over the average life of the related assets, ranging from 8 to 40 years.

     The Company suspended construction on two generating facilities in 2002. The costs related to these projects were reclassified from "Construction work in progress" to "Suspended construction projects." Management plans to resume full construction on these facilities during 2005 and 2006. As a result of the suspension, the Company reviewed the suspended construction projects for impairment in accordance with SFAS No. 144, and determined that no impairment was necessary.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the years ended December 31, 2002 and 2001, (in millions):

2001
Goodwill, beginning of year, as restated....................   $1,648
Purchase accounting adjustments.............................     (127)
Amortization expense........................................      (42)
                                                               ------
Goodwill, end of year, as restated..........................   $1,479
                                                               ======
2002
Goodwill, beginning of year.................................   $1,479
Goodwill acquired...........................................       15
Adoption of SFAS No. 141....................................      149
Impairment loss.............................................      (20)
                                                               ------
Goodwill, end of year.......................................   $1,623
                                                               ======

     In connection with the adoption of SFAS No. 141 effective January 1, 2002, Mirant Americas Generation reclassified to goodwill a portion of its intangible assets relating to trading rights acquired in business combinations. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million and decreased intangible assets by a corresponding amount. Since Mirant Americas Generation is not a taxable entity in most jurisdictions, most of the deferred income taxes related to book/tax differences of the assets and liabilities of Mirant Americas Generation are recorded by Mirant Americas. A deferred tax liability was not recognized by Mirant Americas as part of the purchase accounting for the non-deductible goodwill attributed to the Company. A deferred tax liability was recognized for the book/tax basis difference related to the trading rights attributed to the Company. The reclassification of trading rights to goodwill in connection with the adoption of SFAS No. 142 resulted in the reversal of the deferred tax liability previously recorded by Mirant Americas attributable to the trading rights. The reduction in the deferred tax liability at Mirant Americas resulted in a corresponding reduction in the amount of goodwill attributed to the Company.

     Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. Net income for 2001 and 2000 has been adjusted to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                                  2001        2000
                                                              -------------   ----
Net income, as restated.....................................      $419        $153
Amortization of goodwill and trading rights.................        42           9
                                                                  ----        ----
NET INCOME, AS ADJUSTED.....................................      $461        $162
                                                                  ====        ====

     During the first quarter of 2002, Mirant Americas Generation recorded $15 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation.

     In the fourth quarter of 2002, the Company performed the first step of its annual goodwill impairment evaluation as required by SFAS No. 142. The Company determined that the carrying value of that reporting unit exceeded its fair value. As a result, the Company is in the process of completing the second

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

step of the impairment test which will compare the implied fair value of the reporting unit goodwill, determined in a manner similar to a purchase price allocation, with the carrying amount of that goodwill. The Company recognized an impairment charge estimate in the fourth quarter of 2002 of $20 million, as the goodwill impairment loss is probable. The second step of the impairment test will be completed and any adjustment to the impairment loss estimate reported in the second quarter of 2003. The impairment was primarily attributable to the loss of future cash flows associated with generation development that has been deferred and certain assets planned to be sold during the year.

  INTANGIBLE ASSETS

     Following is a summary of intangible assets as of December 31, 2002 and 2001 (in millions):

                                                                                 DECEMBER 31, 2001
                              WEIGHTED           DECEMBER 31, 2002                  (RESTATED)
                              AVERAGE      -----------------------------   -----------------------------
                            AMORTIZATION   GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                               LIVES           AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                            ------------   --------------   ------------   --------------   ------------
Trading rights............    26 years          $207            $(29)           $406            $(40)
Development rights........    33 years           160             (16)            199              (9)
Emissions allowances......    32 years           131              (8)            131              (4)
Other intangibles.........    30 years            14              (1)             18              (4)
                                                ----            ----            ----            ----
TOTAL OTHER INTANGIBLE
  ASSETS..................                      $512            $(54)           $754            $(57)
                                                ====            ====            ====            ====

     All of Mirant Americas Generation's intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $17 million, $25 million and $18 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $17 million for each of the following five years.

     Trading rights represent intangible assets recognized in connection with asset purchases that represent the Company's ability to generate additional cash flows by incorporating Mirant's trading activities with the acquired generating facilities.

     Development rights represent the right to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by the Company provide the opportunity to expand or repower certain generation facilities. This ability to expand or repower is expected to be at significant cost savings compared to greenfield construction.

     Mirant Mid-Atlantic acquired emission allowances for both SO(2) and NOx emissions, as well as the right to future allowances related to certain leased generating facilities in connection with the acquisition of the PEPCO assets.

     During 2002, the Company transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

     Mirant Americas Generation uses derivative financial instruments to manage cash flow and operating income exposures arising from changes in commodity market prices, principally for energy sales and fuel requirements, and in the past has used derivative instruments to manage these exposures arising from

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

variable interest rates. Mirant Americas Generation's objective for holding derivative financial instruments is to provide a degree of stability to the Company's cash flows during periods of significant volatility in commodity prices. All price risk management activities are performed for the Company by Mirant Americas Energy Marketing under an affiliate agreement (Note 5).

  INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time Mirant Americas Generation also enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These interest rate swaps are designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash flow hedges, the changes in the fair value of the swaps are deferred in other comprehensive income ("OCI"), and reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining term of the hedged instruments. At December 31, 2002, the Company was not a party to any interest rate swaps. During 2002, the Company reclassified $6 million in interest rate hedging losses from OCI to earnings. Mirant Americas Generation estimates that $7 million of interest rate hedging losses included in OCI as of December 31, 2002 will be reclassified from OCI into earnings within the next twelve months as certain forecasted interest payments are made.

  PRICE RISK MANAGEMENT ACTIVITIES

     Through Mirant Americas Energy Marketing, Mirant Americas Generation enters into commodity forward physical transactions as well as derivative financial instruments to manage market risk and exposure to market prices for electricity and natural gas, oil and other fuels utilized by its generation assets. The physical transactions include forward contracts for physical sales and purchases of electricity and natural gas. The derivative financial instruments primarily include forwards, futures, options and swaps, and may include instruments whose underlying commodity is highly correlated to the electricity produced or to the fuels utilized by the Company's generation facilities, although the underlying fuel commodity itself is not a component fuel used to produce electricity.

     Power sales agreements, such as the ECSA, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative financial instruments in the accompanying consolidated balance sheets.

     As discussed in Note 3, the Company subsequently determined that certain derivative financial instruments previously accounted for as cash flow hedges under SFAS No. 133 do not qualify for cash flow hedge accounting. Accordingly, all realized and unrealized gains and losses associated with these derivative transactions have been recognized in earnings in 2001 (in the period incurred).

     At December 31, 2002, our derivative financial instruments have terms extending through 2010. The net notional amount, or net long/short position, of our derivative financial instruments at December 31,

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2002 was approximately (4) million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments.

                              NOMINAL UNITS      EQUIVALENT MEGAWATT-HOURS   AVERAGE DURATION
                               LONG (SHORT)            LONG (SHORT)              (YEARS)
                            ------------------   -------------------------   ----------------
Electricity...............  (14) million mwh     (14) million                      1.1
Natural gas...............  23 million mmbtu     2 million                         1.4
Crude oil.................  6 million barrels    3 million                         1.4
Residual fuel.............  8 million barrels    5 million                         0.8

9.  OTHER COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax are as follows (in millions):

BALANCE, DECEMBER 31, 2000 AS RESTATED......................  $  --
Other comprehensive loss for the period:
  Transitional adjustment from adoption of SFAS No. 133, net
     of tax effect of $226..................................   (342)
  Change in fair value of derivative instruments, net of tax
     effect of $20..........................................    (36)
  Reclassification to earnings, net of tax effect of
     $(203).................................................    301
                                                              -----
Other comprehensive loss....................................    (75)
                                                              -----
BALANCE, DECEMBER 31, 2001 AS RESTATED......................  $ (75)
                                                              -----
Other comprehensive loss for the period:
  Reclassification to earnings, net of tax effect of
     $(15)..................................................     23
                                                              -----
Other comprehensive loss....................................     23
                                                              -----
BALANCE, DECEMBER 31, 2002..................................  $ (52)
                                                              =====

     The $52 million in accumulated other comprehensive loss at December 31, 2002 is associated with deferred interest rate swap hedging losses.

     Mirant Americas Generation estimates that $7 million of interest rate hedging losses included in other comprehensive loss as of December 31, 2002 will be reclassified to earnings within the next twelve months as certain forecasted interest payments are made.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  DEBT

     At December 31, 2002 and 2001, Mirant Americas Generation's debt was as follows (in millions):

                                                                              SECURED/
                                                             2002     2001    UNSECURED
                                                            ------   ------   ---------
SENIOR NOTES:
7.625% notes, due 2006....................................  $  500   $  500   Unsecured
7.20% notes, due 2008.....................................     300      300   Unsecured
8.30% notes, due 2011.....................................     850      850   Unsecured
8.50% notes, due 2021.....................................     450      450   Unsecured
9.125% notes, due 2031....................................     400      400   Unsecured

BANK ARRANGEMENTS:
$250 million revolving credit facility expiring October        250       73   Unsecured
  2004....................................................
$50 million revolving credit facility expiring October          50       --   Unsecured
  2004....................................................
Unamortized debt discount.................................      (6)      (6)
                                                            ------   ------
Total long-term debt......................................   2,794    2,567
                                                            ------   ------
Less: current portion of long-term debt...................      50       --
                                                            ------   ------
Total long-term debt, excluding current portion...........  $2,744   $2,567
                                                            ======   ======

     At December 31, 2002, the annual scheduled maturities of debt during the next five years and thereafter were as follows (in millions):

2003........................................................   $   50
2004........................................................      250
2005........................................................       --
2006........................................................      500
2007........................................................       --
Thereafter..................................................    2,000
                                                               ------
TOTAL.......................................................   $2,800
                                                               ======

 CREDIT FACILITIES

     As of December 31, 2002, Mirant Americas Generation had two credit facilities, each entered into in August 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2002, the outstanding borrowings under Credit Facility B and C were $250 million and $50 million, respectively, both at an interest rate of 2.92%. Under each of the credit facilities, Mirant Americas Generation pays interest and facility/commitment fees (0.25% at December 31, 2002) in an amount determined by reference to its then existing credit rating.

     Through December 31, 2002, Mirant guaranteed the payment of accrued interest under the credit facilities up to $50 million, if the Company was unable to pay. As of December 31, 2002, the Company had approximately $0.2 million of accrued interest payable on its credit facilities.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Each of the Company's credit facilities include minimum debt service coverage, a maximum leverage covenant and minimum debt service coverage tests for restricted payments and incurrence of additional indebtedness. Under its credit facilities, the Company is required to maintain a minimum of 1.75:1.0 ratio of Cash Available for Corporate Debt Service to Corporate Interest, based on the last twelve months of available financial statements. In addition, the Company is required to maintain a maximum of 0.60:1.0 ratio of Recourse Debt to Recourse Capital, or 0.65:1.0 if rated investment grade. The Company may not incur recourse debt unless (x) its ratio of Cash Available for Corporate Debt Service to Corporate Interest is at least 2.75:1.00 (if not rated investment grade) or 2.25:1.00 (if rated investment grade), and (y) if on the date such incurrence (A) Moody's and S&P reaffirm an investment grade rating, or (B) if not rated investment grade, the projected ratio of Cash Available for Corporate Debt Service to Corporate Interest shall be at least 2.75:1.00 over the life of the credit facilities. Further, the Company may not (i) declare or make dividend payments or other distribution of assets, properties, cash, rights, obligations or securities; (ii) make payments with respect to affiliate subordinated debt;
(iii) purchase, redeem or otherwise acquire shares of any class of capital stock, unless its ratio of Cash Available for Corporate Debt Service to Corporate Interest was at least 2.25:1.00 (if not rated investment grade) or 2.00:1.00 (if rated investment grade).

     The Company's credit facilities limit the ability of its designated subsidiaries -- essentially the subsidiaries that hold its California, New England and New York assets -- to incur indebtedness. Under the credit facilities, the maximum debt at the designated subsidiaries is limited to $200 million (if investment grade) or $100 million (if non-investment grade). In addition, the Company's credit facilities provide that, within 18 months of its receipt of the proceeds of any sale of any asset, other than "Exempt Asset Sale Proceeds", the Company (a) shall invest such proceeds in assets in a similar or related line of line of business, and/or (b) shall apply such proceeds to the repayment of debt under the credit facilities. "Exempt Asset Sale Proceeds" mean
(x) proceeds from the sale of assets in the ordinary course, to conform to regulation or of short-term marketable securities, (y) proceeds of any sale of an asset of Mirant Americas Generation at the time the credit facilities were entered into ("Existing Asset"), except proceeds from the sale of Existing Assets having a net book value equal to the amount by which (a)(I) the aggregate net book value of all Existing Assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus (II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at June 30, 1999; and (z) proceeds of any sale of an asset of Mirant Americas Generation, except proceeds from the sale of assets having a net book value equal to the amount by which
(a)(I) the aggregate net book value of assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus (II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at the date of its most recent balance sheet.

     In addition to these covenants and terms, the Credit Facility C has a clean-up provision, which requires that at least once in each twelve month period that there shall not be any advances outstanding for a period of 10 consecutive days. As a result, amounts outstanding under this facility are deemed current obligations.

     Each of the Company's credit facilities includes certain events of default typical of such credit facilities, including (a) cross acceleration provision pursuant to which a default under such facility would be triggered if the Company failed to pay any principal, premium or interest in excess of $50 million on any outstanding debt obligation, and (b) a change of control default triggered if the Company ceases to be controlled by Mirant.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SENIOR NOTES

     The Company has five series of Senior Notes: $500 million 7.625% Senior Notes due 2006; $300 million 7.2% Senior Notes due 2008; $850 million 8.3% Senior Notes due 2011; $450 million 8.5% Senior Notes due 2021; and $400 million 9.125% Senior Notes due 2031 (collectively the "Senior Notes"). The Senior Notes are unsecured. It is an event of default under the Senior Notes if the Company fails to pay any principal, premium or interest in excess of $50 million on any outstanding debt obligation when it becomes due and payable. The Senior Notes include restrictions on incurrence of additional indebtedness by the Company and limitations on the Company's ability to sell assets. The Company may not incur additional senior debt unless (a) the projected Senior Debt Service Coverage Ratio for the next 24 months is at least 2.5:1.0, or (b) each rating agency confirms the then existing rating on the Senior Notes after giving effect to such incurrence. In addition, under the Senior Notes asset sales by the Company are limited to 10% of the consolidated net assets of the Company during the most recent 12 month period, except for asset sales where the proceeds are reinvested within 18 months in related businesses, used to repay debt, or retained by the Company or its subsidiaries. In addition, under the Senior Notes, the Company is restricted in its ability to grant liens or encumbrance on or over its non-cash assets to secure the payment of indebtedness, subject to certain exceptions. There are no restrictions under the Senior Notes on the ability of subsidiaries of the Company to incur secured or unsecured indebtedness.

11.  INCOME TAXES

     The income tax provision (benefit) from continuing operations for the years ended December 31, 2002, 2001, 2000 consisted of the following (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                     (RESTATED)
Current:
  Federal...................................................  $135   $101   $115
  State.....................................................     2     11      1
Deferred:
  Federal...................................................   (80)   (94)   (40)
  State.....................................................    (2)   (16)    18
                                                              ----   ----   ----
PROVISION FOR INCOME TAXES..................................  $ 55   $  2   $ 94
                                                              ====   ====   ====

     The following table presents the principal reasons for the difference between the effective tax (benefit) rate on continuing operations and the U.S. federal statutory income tax (benefit) rate:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2002   2001    2000
                                                              ----   -----   ----
                                                                      (RESTATED)
Statutory federal income tax rate...........................  35.0%   35.0%  35.0%
State and local income tax rate, net of federal income tax
  effect....................................................   1.4     4.3    4.4
Reversal of deferred tax liabilities upon conversion to
  LLC.......................................................    --   (42.5)    --
Tax effect of income of LLCs not subject to federal and
  state tax.................................................   9.9    (3.0)    --
Amortization of nondeductible goodwill......................    --     3.3     --
Other differences, net......................................  (0.5)    3.4    0.4
                                                              ----   -----   ----
EFFECTIVE INCOME TAX RATE...................................  45.8%    0.5%  39.8%
                                                              ====   =====   ====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in millions):

                                                              2002       2001
                                                              -----   ----------
                                                                      (RESTATED)
DEFERRED TAX ASSETS:
Revenues subject to refund..................................  $ 149     $  99
Other.......................................................     18        22
                                                              -----     -----
     Total..................................................    167       121
                                                              -----     -----
DEFERRED TAX LIABILITIES:
Property and intangible assets..............................   (115)      (87)
Derivative financial instruments............................    (51)     (112)
Other.......................................................     --       (37)
                                                              -----     -----
     Total..................................................   (166)     (236)
                                                              -----     -----
NET DEFERRED TAX ASSETS (LIABILITIES).......................  $   1     $(115)
                                                              =====     =====

     During 2001, the Company changed its form of organization from a corporation to a single member limited liability company. As a result of this change, the Company recognized a tax benefit of approximately $152 million related to the reversal of deferred tax liabilities which had previously been recognized or established through comprehensive income. This benefit is reflected in the provision for income taxes on the accompanying consolidated statement of income for the year ended December 31, 2001. The Company is treated as though it is a branch or division of its parent, Mirant Americas, Inc., for income tax purposes and not as a separate taxpayer. Certain of the Company's subsidiaries are separate taxpaying entities. For these entities, taxes have been provided in the financial statements.

     The Company had been included in Mirant's consolidated federal income tax return with Southern for the period from January 1, 2001 through April 2, 2001. Under Mirant's income tax sharing agreement with Southern, the Company's current and deferred taxes were computed on a stand-alone basis, and tax payments and refunds were allocated to the Company based on this computation. Under this tax sharing arrangement, in 2002 the Company reimbursed Mirant for its U.S. federal stand-alone taxable income in the amount of $37 million for the period ended April 2, 2001.

  PRO-FORMA INCOME TAX DISCLOSURES

     As indicated above, the Company is not subject to a provision for income taxes except for those subsidiaries of the Company that are separate taxpayers. Mirant Americas Inc. is directly responsible for income taxes related to the Company's operations. The following reflects a pro-forma disclosure of the income tax provision (benefit) which would occur if the Company were to be allocated its separate income taxes. This disclosure is presented solely for 2002 and 2001 for which the Company is considered a branch of Mirant Americas.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma income tax (benefit) expense attributable to income from continuing operations would consist of (in millions):

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Current:
  Federal...................................................  $ 74    $101
  State.....................................................    10      11
Deferred:
  Federal...................................................   (31)     27
  State.....................................................    (5)     14
                                                              ----    ----
TOTAL INCOME TAX PROVISION..................................  $ 48    $153
                                                              ====    ====

     The following table presents the pro-forma reconciliation of the federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2002, and 2001:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Statutory federal income tax rate...........................  35.0%   35.0%
State and local income tax rate, net of federal income tax
  benefit...................................................   4.6     4.3
Amortization of nondeductible goodwill......................    --     3.3
Other differences, net......................................   0.4    (5.2)
                                                              ----    ----
EFFECTIVE INCOME TAX RATE...................................  40.0%   37.4%
                                                              ====    ====

     The pro forma tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

                                                              AT DECEMBER 31,
                                                               2002     2001
                                                              ------   ------
DEFERRED TAX ASSETS:
Revenues subject to refund..................................  $ 149    $  99
Net operating losses........................................    175       --
Other.......................................................     18       22
                                                              -----    -----
     Total..................................................    342      121
                                                              -----    -----
DEFERRED TAX LIABILITIES:
Property and intangibles assets.............................  $(326)   $(148)
Derivative financial instruments............................   (115)    (198)
Other.......................................................    (92)     (35)
                                                              -----    -----
     Total..................................................   (533)    (381)
                                                              -----    -----
NET DEFERRED TAX LIABILITIES................................  $(191)   $(260)
                                                              =====    =====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

  LITIGATION AND OTHER CONTINGENCIES

     The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to SFAS No. 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  California and Western Power Markets

     The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California attorney general, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the Federal Energy Regulatory Commission (the "FERC"). Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the Department of Justice, the General Accounting Office, the FERC and various states' attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants.

     In addition, the Company is subject to the proceedings described below in California Receivables, Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets, and DWR Power Purchases, relating to its operations in California and the western power markets. The Company provided approximately $239 million for various exposure items related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric suspended payments to the California Power Exchange Corporation ("PX") and the California Independent System Operator ("CAISO") for certain power purchases, including purchases from Mirant. Both the PX and Pacific Gas and Electric filed for bankruptcy protection in 2001. As of December 31, 2002, the Company has outstanding receivables for power sales made in California totaling $301 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

     In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the DWR. On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. Based on that determination, Mirant Americas Generation is owed approximately $98 million, which is net of refunds

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

owed by Mirant Americas Generation. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed to Mirant Americas Generation, and the net amount owed to Mirant Americas Generation after taking into account the proposed refunds, would increase by approximately $30 million.

     On March 3, 2003, the California Attorney General, the EOB, the CPUC, Pacific Gas and Electric, and SCE (the "California Parties") filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant Americas Generation entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. The California Parties argued that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant Americas Generation might be determined to owe, and any such additional refunds could negatively impact the Company's consolidated financial position, results of operations or cash flows. On March 20, 2003, the Company filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. The Company stated that the purported evidence presented by the California Parties did not support the allegations that it had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

     On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant Americas Generation and therefore to reduce the net amount that would remain owed to Mirant Americas Generation after taking into account any refunds. Mirant Americas Generation estimates that, based solely on the staff's formula, the amount of the reduction would be approximately $88 million, which would reduce the net amount owed to Mirant Americas Generation to approximately $40 million. The FERC will allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant Americas Generation's actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which differential, if accepted by the FERC, would decrease significantly the $88 million and increase the resulting net amount owed to Mirant Americas Generation, although the amount of such potential decrease and the resulting net amount owed to Mirant Americas Generation cannot at this time be determined. In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. Various parties, including the California Parties, have filed motions with the FERC seeking rehearing of the FERC's

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

March 26, 2003 order. The amount owed to Mirant Americas Generation from sales made to either the CAISO or the PX, the amount of any refund that Mirant Americas Generation might be determined to owe, and whether Mirant Americas Generation may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

     Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets: On March 26, 2003, the FERC stated at its meeting that it would consider issuing show cause orders to those entities that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more of the trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002, which would include Mirant Americas Energy Marketing. The show cause order, if issued, could require Mirant Americas Energy Marketing to demonstrate why it should not have to disgorge any profits obtained from such practices in the California market from January 1, 2000 through June 20, 2001. The FERC further stated that it would consider issuing additional show cause orders to those entities, including Mirant Americas Energy Marketing, that the staff report identified as having bid generation resources to the PX and CAISO at prices unrelated to costs. That show cause order, if issued, could require Mirant Americas Energy Marketing to demonstrate why its bidding behavior in the PX and CAISO markets from May 1, 2000 through October 1, 2000 did not constitute a violation of the CAISO and PX tariffs and why it should not be required to disgorge any profits resulting from such bidding practices. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California Generation assets, if Mirant Americas Energy Marketing is found by the FERC to have engaged in any market manipulation or to have otherwise violated the PX or CAISO tariffs in transactions in which it was reselling electricity purchased from the Company's subsidiaries, the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing could negatively impact the Company's consolidated financial position, results of operations or cash flows.

     DWR Power Purchases: On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant Americas Energy Marketing and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. The complaints allege that the prices the DWR was forced to pay pursuant to these long-term contracts were unreasonable due to dysfunctions in the California market and the alleged market power of the sellers. On December 17, 2002, the FERC issued an order indicating that it will rule upon the complaint with respect to the contracts of certain parties, including Mirant Americas Energy Marketing, without first obtaining an initial decision from an ALJ. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 22, 2001 contract between Mirant Americas Energy Marketing and the DWR. If the FERC were to determine that the rate charged by Mirant Americas Energy Marketing in its May 22, 2001 contract with the DWR was unreasonable and therefore required refunds to be made, such refunds could be material to the Company's consolidated financial position, results of operations and cash flows.

     "Reliability-Must-Run" Agreements: Certain of the Company's generating facilities acquired from Pacific Gas and Electric are operated subject to "reliability-must-run" ("RMR") agreements. These agreements allow the CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant Americas Generation assumed these

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreements from Pacific Gas and Electric subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant Americas Generation could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant Americas Generation has exercised its right to also make market sales, Mirant Americas Generation has been collecting from the CAISO since April 1999 an amount equal to fifty percent of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately three and one-half percent of the annual fixed revenue requirement. In July 2000, Mirant Americas Generation sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

     The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Amounts collected in excess of those rates, which totaled $328 million and $219 million, respectively, as of December 31, 2002 and 2001, are deferred and included in revenues subject to refund in the accompanying consolidated balance sheets. In addition, the Company records accrued interest on such amounts, which amounted to $36 million and $24 million, respectively, as of December 31, 2002 and 2001, and includes such amounts in revenues subject to refund in the accompanying consolidated balance sheets. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however it would have no effect on net income for the periods under review as adequate reserves have been recorded.

     In the Fall of 2001, the Company filed with the FERC to increase the amount of the annual fixed revenue requirement for the generating assets subject to the RMR agreements. On February 5, 2003, FERC approved a settlement agreement setting the annual fixed revenue requirement for the plants subject to the RMR agreements through 2004. The settlement agreement resulted in refunds being made by the Company of a portion of the amounts collected by the Company for 2002. The amount of such refunds approximated the amounts the Company previously provided for.

  Enron Bankruptcy Proceedings

     Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of December 31, 2002, the total amount owed to Mirant Americas Generation by Enron was approximately $55 million. Formal claims have been filed in the Enron bankruptcy proceedings for the amounts owed Mirant Americas Generation. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Environmental Liabilities

     In 2000, the State of New York issued a notice of violation concerning air permitting and air emission control implications under the Environmental Protection Agency's ("EPA") new source review regulations promulgated under the Clean Air Act ("NSR") to the previous owner of Mirant New York's Lovett facility related to operation of that plant prior to its acquisition by Mirant New York. The notice does not

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

specify corrective actions that the state may require. Mirant New York is currently engaged in discussions with the state to try to resolve this matter. In January 2001, the EPA requested information from Mirant Mid-Atlantic concerning the air permitting and air emission control implications under NSR of repair and maintenance activities at its Chalk Point, Dickerson, and Morgantown plants in Maryland related to operation of those plants prior to their acquisition by Mirant Mid-Atlantic.

     If violations are determined to have occurred at these plants, the previous owners would be responsible for fines and penalties arising from such violations occurring prior to their acquisition by the Company. If a violation is determined to have occurred after the Company acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, the Company would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which could be material. In the event violations are determined to have occurred, the Company may be responsible for the costs of acquiring and installing emission control equipment, the costs of which may be material. Such costs would generally be capitalized and amortized as a component of property, plant and equipment.

  Asbestos Cases

     As a part of the PEPCO purchase, Mirant Americas Generation agreed to indemnify PEPCO for certain liabilities arising in lawsuits related to the acquired assets filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant Americas Generation of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, Mirant Americas Generation does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

  New York Property Tax

     In April 2003, the New York Supreme Court, Appellate Division, reversed a judgment that Mirant New York had obtained in January 2002 against the Town of Haverstraw, New York and the Haverstraw Stony Point School District with regard to the Town's and School District's failure to perform under a previously agreed to property tax agreement. The court ruled that the settlement agreement was unenforceable. Mirant New York has not yet decided if it will seek to appeal this decision to the New York Court of Appeals, its highest court. The effect of the New York Supreme Court's decision is to restore proceedings brought by Orange & Rockland Utilities and subsequently Mirant New York challenging the assessed value of Mirant New York's Bowline generating facility and the resulting local assessments paid for tax years 1995 through 2002. If those proceedings result in a reduction of the assessed value of the Bowline facility, Mirant New York would be entitled to a refund with interest of any excess taxes paid for those tax years, including the years for which proceedings were initiated by Orange & Rockland prior to Mirant New York's acquisition of the Bowline facility in 1999. The Company believes it will ultimately prevail in this matter; however, due to the uncertainty related to the ultimate outcome of this matter, the Company has not recorded the potential benefit in the accompanying consolidated financial statements.

  Other Legal Matters

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMITMENTS

  FUEL SUPPLY AGREEMENTS

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Expenses associated with this agreement totaled approximately $51 million for year ended December 31, 2002. Based on current coal prices, as of December 31, 2002, total estimated minimum commitments under this agreement were $509 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated book value.

     The Company has also entered into a fuel supply agreement with an independent third party to provide a minimum of 90% of the coal burned at one of the New York facilities through 2007. The Company has entered into a related transportation agreement for that coal through March of 2004.

     Substantially all of the Company's fuel requirements are fulfilled through these two agreements and its arrangements with Mirant Americas Energy Marketing for fuel supply (Note 5).

     Mirant Americas Generation has total minimum commitments under fuel purchase and transportation agreements of $610 million at December 31, 2002.

     This supplier concentration could adversely affect the Company's financial position or results of operations should these parties default under the provisions of the agreements.

  CONSTRUCTION RELATED COMMITMENTS

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At December 31, 2002, these construction related commitments totaled approximately $209 million. At this time, the Company intends to complete these construction related activities. Generally, these commitments may be terminated at minimal cost to the Company. At December 31, 2002, the minimum cost to exit these activities is approximately $38 million.

  LONG-TERM SERVICE AGREEMENTS

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost. As of December 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $318 million. These commitments are payable over the course of each agreement's terms. The terms are projected to range from ten to twenty years. Some of these agreements have terms that allow for potential cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $298 million. These projected commitments reflect original contract pricing and are subject to an annual inflationary adjustment.

     As a result of the turbine cancellations as part of Mirant's restructuring, the long-term service agreements associated with the canceled turbines have been or will be canceled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to the Company.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Mirant Americas Generation does not intend to cancel long-term service agreements associated with turbines that have already shipped.

  OPERATING LEASES

     In conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, leased the Morgantown and the Dickerson baseload units and associated property. The terms of each lease vary between 33.75 and 28.5 years respectively. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Dickerson and Morgantown operating leases totaled approximately $96 million for each of the years ended December 31, 2002 and 2001 and are recorded as generation facilities rent expense in the accompanying consolidated statements of income. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for those leases on a straight line basis. As of December 31, 2002 and 2001, the Company has paid approximately $205 million and $131 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rental expense and has reported these amounts as prepaid rent in the accompanying consolidated balance sheets.

     As of December 31, 2002, the total notional minimum lease payments for the remaining term of the leases was approximately $2.7 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

     In accordance with the terms of the lease, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

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

     Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At December 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $4 million for year ended December 31, 2002, $3 million for the year ended December 31, 2001 and $2 million for the year ended December 31, 2000. The aggregate minimum lease payments for the remaining life of these leases as of December 31, 2002 was approximately $37 million.

     Mirant Americas Generation has the following annual amounts committed for long-term service agreements, fuel purchase and transportation commitments, construction related commitments and operating lease commitments (in millions):

                                      LONG-TERM       FUEL AND      CONSTRUCTION    OPERATING
                                       SERVICE     TRANSPORTATION     RELATED         LEASE
                                      AGREEMENTS    COMMITMENTS     COMMITMENTS    COMMITMENTS
                                      ----------   --------------   ------------   -----------
FISCAL YEAR ENDED:
2003................................     $ 11           $113            $ 49         $  155
2004................................       10            119               1            126
2005................................       18            120             135            120
2006................................       22            126              21            109
2007................................       22            128               2            114
Thereafter..........................      235              4               1          2,153
                                         ----           ----            ----         ------
TOTAL MINIMUM PAYMENTS..............     $318           $610            $209         $2,777
                                         ====           ====            ====         ======

     To mitigate and reduce the risk of disruption as described above, the Company has engaged in contingency planning for continuation of the Company's generation and/or distribution activities to the extent possible during an adverse collective action by one or more of the Company's unions. The Company would plan to continue whatever operations possible during a strike or other workforce disruption, including the potential use of strike replacements and contract labor as necessary and appropriate. While such risks of disruption cannot be quantified, the Company believes that the risk is significant. As such, the Company is planning and preparing for this possibility in a detailed manner.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                  -----------------------------
                           BALANCE AT BEGINNING   CHARGED TO   CHARGED TO OTHER                BALANCE AT END
DESCRIPTION                     OF PERIOD           INCOME         ACCOUNTS       DEDUCTIONS     OF PERIOD
-----------                --------------------   ----------   ----------------   ----------   --------------
PROVISION FOR
  UNCOLLECTIBLE ACCOUNTS
  (CURRENT)
2002.....................          $123              $--             $--             $--            $123
2001.....................            50               73              --              --             123
2000.....................            --               50              --              --              50

PROVISION FOR
  UNCOLLECTIBLE ACCOUNTS
  (LONG-TERM)
2002.....................          $ 43              $ 5             $ 6             $--            $ 54
2001.....................            --               43              --              --              43
2000.....................            --               --              --              --              --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2003.

                                          MIRANT AMERICAS GENERATION, LLC

                                          By:    /s/ RICHARD J. PERSHING
                                            ------------------------------------
                                                    Richard J. Pershing
                                               President and Chief Executive
                                                           Officer
                                                        and Manager
                                               (Principal Executive Officer)

                        MIRANT AMERICAS GENERATION, LLC

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

                    SIGNATURES                                             TITLE
                    ----------                                             -----
             /s/ RICHARD J. PERSHING               President and Chief Executive Officer and Manager of
 ------------------------------------------------  Mirant Americas Generation, LLC (Principal Executive
               Richard J. Pershing                                       Officer)

                  /s/ DAN STREEK                     Vice President of Mirant Americas Generation, LLC
 ------------------------------------------------             (Principal Accounting Officer)
                    Dan Streek

            /s/ J. WILLIAM HOLDEN III                 Sr. Vice President, Chief Financial Officer and
 ------------------------------------------------      Treasurer of Mirant Americas Generation, LLC
              J. William Holden III                            (Principal Financial Officer)

               /s/ S. MARCE FULLER                      Manager of Mirant Americas Generation, LLC
 ------------------------------------------------
                 S. Marce Fuller

               /s/ HARVEY A. WAGNER                     Manager of Mirant Americas Generation, LLC
 ------------------------------------------------
                 Harvey A. Wagner

                                 CERTIFICATIONS

I, Richard J. Pershing, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Americas Generation, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ RICHARD J. PERSHING
                                            ------------------------------------
                                                    Richard J. Pershing
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: April 29, 2003

I, J. William Holden III, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Americas Generation, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:   /s/ J. WILLIAM HOLDEN III
                                            ------------------------------------
                                                   J. William Holden III
                                            Sr. Vice President, Chief Financial
                                                           Officer
                                                       and Treasurer
                                               (Principal Financial Officer)

Date: April 29, 2003

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