Form 10-Q/A
period 2002-06-30
MIRANT AMERICAS GENERATING LLC
filed 2003-08-28
CIK 1140761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED JUNE 30, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 333-63240

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

                (678) 579-5000                                 WWW.MIRANT.COM
(Registrant's telephone number, including area                   (Web Page)
                    code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no classes of membership interests held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
DEFINITIONS..........................................................    3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS............    4

                      PART I -- FINANCIAL INFORMATION
Item 1   Interim Financial Statements
         Condensed Consolidated Statements of Income.................    6
         Condensed Consolidated Balance Sheets.......................    7
         Condensed Consolidated Statements of Member's Equity........    8
         Condensed Consolidated Statements of Cash Flows.............    9
         Notes to the Unaudited Condensed Consolidated Financial
         Statements..................................................   10
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   56
Item 3   Quantitative and Qualitative Disclosures about Market
         Risk........................................................   73
Item 4   Controls and Procedures.....................................   76

                       PART II -- OTHER INFORMATION
Item 1   Legal Proceedings...........................................   76
Item 6   Exhibits and Reports on Form 8-K............................   77
         Signatures..................................................   78

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to correct certain errors. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") in applying purchase accounting to the acquisition of certain assets from Potomac Electric Power Company ("PEPCO"), adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 by:

     - reducing its originally reported current assets by $57 million, increasing noncurrent assets by $48 million, reducing current liabilities by $38 million, reducing noncurrent liabilities by $50 million and increasing member's equity by $79 million as of June 30, 2002;

     - changing its previously reported results of operations for the three months ended June 30, 2002 from previously reported net income of $33 million to net income of $41 million, changing its previously reported results of operations for the three months ended June 30, 2001 from previously reported net income of $16 million to net income of $511 million;

     - changing its previously reported results of operations for the six months ended June 30, 2002 from previously reported net income of $110 million to net income of $81 million, changing its previously reported results of operations for the six months ended June 30, 2001 from previously reported net income of $93 million to net income of $445 million;

     - increasing cash provided by operating activities by $6 million, increasing cash used in investing activities by $10 million and decreasing cash used in financing activities by $7 million for the six months ended June 30, 2002; and

     - decreasing cash provided by operating activities by $138 million, decreasing cash used in investing activities by $154 million and decreasing cash used in financing activities by $5 million for the six months ended June 30, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three and six months ended June 30, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report. Additional changes also have been made to reflect the corresponding changes that result from the above restatement adjustments and to update the document to the time of filing. Please note that disclosures of events subsequent to the original filing of our Form 10-Q for June 30, 2002 on December 20, 2002, are provided for the benefit of the users of this amended Form 10-Q and are not a required element of this amendment.

                                  DEFINITIONS

TERM                                                               MEANING
----                                                               -------
Mirant....................................   Mirant Corporation and its subsidiaries
Mirant Americas...........................   Mirant Americas, Inc.
Mirant Americas Development...............   Mirant Americas Development, Inc.
Mirant Americas Energy Marketing..........   Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation or the
  Company.................................   Mirant Americas Generation, LLC and its subsidiaries
MAGL......................................   Mirant Americas Generation, LLC (excluding
                                             subsidiaries)
Mirant California.........................   Mirant California, LLC
Mirant Chalk Point........................   Mirant Chalk Point, LLC
Mirant Delta..............................   Mirant Delta, LLC
Mirant Mid-Atlantic.......................   Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York...........................   Mirant New York, Inc. and Mirant New York
                                             Investments, Inc., collectively
Mirant Peaker.............................   Mirant Peaker, LLC
Mirant Potomac River......................   Mirant Potomac River, LLC
Mirant Potrero............................   Mirant Potrero, LLC
Mirant Services...........................   Mirant Services, LLC
Mirant Texas..............................   Mirant Texas Investments, Inc. and Mirant Texas
                                             Management, Inc., collectively
Mirant Wisconsin..........................   Mirant Wisconsin Investments, Inc.
Neenah....................................   Mirant Americas Generation's Neenah generating
                                             facility

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The information presented in this Form 10-Q/A includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

GENERAL FACTORS

     - legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     - the failure of our assets to perform as expected;

     - our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring;

     - changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

     - weather and other natural phenomena;

     - war, terrorist activities or the occurrence of a catastrophic loss;

     - deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; and

     - the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K filed on April 30, 2003;

BANKRUPTCY-RELATED FACTORS

     - the actions and decisions of creditors of the Company and Mirant and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003 by Mirant Corporation and substantially all of its wholly-owned U.S. subsidiaries (including Mirant Americas Generation) under Chapter 11 of the Bankruptcy Code;

     - the ability of the Company and Mirant to reach agreements with lenders, creditors and other stakeholders regarding a comprehensive restructuring and to continue as a going concern;

     - the effects of the Chapter 11 filings on our liquidity and results of operations;

     - the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - the ability of the Company and Mirant to operate pursuant to the committed debtor-in-possession financing;

     - the ability of the Company and Mirant to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our or Mirant's operations; and

     - the direct or indirect effects on our business of a lowering of our credit rating or that of Mirant or Mirant Americas Energy Marketing (or actions taken by us or our affiliates in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, curtailment of certain business operations in order to reduce the amount of required collateral, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts needed or on terms favorable to us.

     The ultimate results of the forward looking statements and the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company and Mirant receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                            ENDED JUNE 30,            ENDED JUNE 30,
                                                        -----------------------   -----------------------
                                                           2002         2001         2002         2001
                                                        ----------   ----------   ----------   ----------
                                                              (RESTATED)                (RESTATED)
                                                             (IN MILLIONS)             (IN MILLIONS)
OPERATING REVENUES:
Affiliate.............................................     $602        $2,334       $1,089       $3,430
Non-affiliates........................................       49            25          124           63
                                                           ----        ------       ------       ------
     Total operating revenues.........................      651         2,359        1,213        3,493
                                                           ----        ------       ------       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates..............................      377         1,172          658        2,109
Cost of fuel, electricity and other
  products -- non-affiliates..........................        7             5            9           15
Depreciation and amortization.........................       27            42           55           81
Generation facilities rent............................       24            24           48           48
Maintenance -- affiliates.............................       10             8           21           21
Maintenance -- non-affiliates.........................       18            31           41           50
Selling, general and administrative -- affiliates.....       20           156           34          170
Selling, general and
  administrative -- non-affiliates....................       14            19           24          127
Other -- affiliates, including restructuring charges
  of $5 for the three months and $6 for the six months
  ended June 30, 2002.................................       21            18           40           38
Other -- non-affiliates, including restructuring
  charges of $1 for the three months and $4 for the
  six months ended June 30, 2002......................       35            32           71           61
                                                           ----        ------       ------       ------
     Total operating expenses.........................      553         1,507        1,001        2,720
                                                           ----        ------       ------       ------
OPERATING INCOME......................................       98           852          212          773
                                                           ----        ------       ------       ------
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates.........................       16             9           30           16
Interest income -- non-affiliates.....................       --             3           --            7
Interest expense -- affiliates........................       (4)           --           (8)          --
Interest expense -- non-affiliates....................      (49)          (52)        (102)         (98)
Other, net............................................        7            (4)           9           (3)
                                                           ----        ------       ------       ------
     Total other expense, net.........................      (30)          (44)         (71)         (78)
                                                           ----        ------       ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES...............................................       68           808          141          695
PROVISION FOR INCOME TAXES............................       29           298           64          257
                                                           ----        ------       ------       ------
INCOME FROM CONTINUING OPERATIONS.....................       39           510           77          438
                                                           ----        ------       ------       ------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
  PROVISION OF $1 AND $1 FOR THE THREE MONTHS AND $4
  AND $5 FOR THE SIX MONTHS ENDED 2002 AND 2001,
  RESPECTIVELY........................................        2             1            4            7
                                                           ----        ------       ------       ------
NET INCOME............................................     $ 41        $  511       $   81       $  445
                                                           ====        ======       ======       ======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                     (RESTATED)
                                                                    (IN MILLIONS)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $   10        $   15
Receivables:
  Customer accounts.........................................        16            10
  Affiliates, less allowance for uncollectibles of $123 for
     2002 and 2001..........................................       206           223
Notes receivable from affiliates............................       493           253
Derivative financial instruments............................       146           348
Prepaid rent and other prepayments..........................       111           163
Deferred tax assets.........................................        97           119
Assets held for sale........................................        --           194
Other.......................................................       153           333
                                                                ------        ------
       Total current assets.................................     1,232         1,658
                                                                ------        ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     3,098         2,860
                                                                ------        ------
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................     1,645         1,482
Other intangible assets, net................................       468           697
Notes receivable from affiliates............................       223           223
Derivative financial instruments............................        73            71
Prepaid rent................................................        --            35
Other, less allowance for uncollectibles of $53 and $49 for
  2002 and 2001, respectively...............................        35            39
                                                                ------        ------
       Total other noncurrent assets........................     2,444         2,547
                                                                ------        ------
       TOTAL ASSETS.........................................    $6,774        $7,065
                                                                ======        ======

                            LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................    $  139        $  129
Payable to affiliates.......................................       125           112
Notes payable to affiliates.................................       198           333
Derivative financial instruments............................       100           314
Revenues subject to refund..................................       296           242
Liabilities related to assets held for sale.................        --            25
Accrued income taxes........................................        16             8
Accrued interest............................................        40            44
Other.......................................................         7            --
                                                                ------        ------
       Total current liabilities............................       921         1,207
                                                                ------        ------
NONCURRENT LIABILITIES:
Notes payable and long-term debt............................     2,567         2,567
Derivative financial instruments............................        21            26
Other noncurrent liabilities................................       131           246
                                                                ------        ------
       Total noncurrent liabilities.........................     2,719         2,839
                                                                ------        ------
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's interest...........................................     3,620         3,008
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................       (91)          (91)
(Accumulated deficit) Retained earnings.....................      (329)          177
Accumulated other comprehensive loss........................       (66)          (75)
                                                                ------        ------
       Total member's equity................................     3,134         3,019
                                                                ------        ------
       TOTAL LIABILITIES AND MEMBER'S EQUITY................    $6,774        $7,065
                                                                ======        ======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

        CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

                                                   CAPITAL       (ACCUMULATED    ACCUMULATED
                                                 CONTRIBUTION      DEFICIT)         OTHER
                                     MEMBER'S     RECEIVABLE       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                     INTEREST   FROM AFFILIATE     EARNINGS         LOSS           INCOME
                                     --------   --------------   ------------   -------------   -------------
                                                                  (IN MILLIONS)
BALANCE, DECEMBER 31, 2001 (AS
  RESTATED)........................   $3,008         $(91)          $ 177           $(75)
  Net income (as restated).........       --           --              81             --             $81
  Other comprehensive income (as
     restated).....................       --           --              --              9               9
                                                                                                -------------
  Comprehensive income (as
     restated).....................                                                                  $90
                                                                                                =============
  Dividends........................       --           --            (587)            --
  Capital contributions -- cash (as
     restated).....................       72           --              --             --
  Capital contributions -- noncash
     (as restated).................      524           --              --             --
  Capital contributions receivable
     pursuant to ECSA..............       53          (53)             --             --
  Capital contribution received
     pursuant to ECSA..............       --           53              --             --
  Push down of tax effects of the
     implementation of SFAS No.
     142...........................      (37)          --              --             --
                                     --------   --------------   ------------   -------------
BALANCE, JUNE 30, 2002 (AS
  RESTATED)........................   $3,620         $(91)          $(329)          $(66)
                                     ========   ==============   ============   =============

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (RESTATED)
                                                                   (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  81       $   445
                                                                -----       -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       60            90
  Amortization of loss on interest rate swap................        4            --
  Unrealized losses (gains) on derivative financial
    instruments, net........................................        8          (445)
  Deferred income taxes.....................................        4           140
  Restructuring charges, net of amounts paid................        9            --
  Other, net................................................       (5)            5
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................       89           (70)
    Accounts receivable, non-affiliates.....................       (6)          107
    Other current assets....................................      140            32
    Other noncurrent assets.................................       35             3
    Accounts payable and accrued liabilities................       35            99
    Payables to affiliates..................................      (46)         (174)
    Accrued income taxes....................................        3            57
    Other current liabilities...............................       (1)           29
    Other noncurrent liabilities............................       --            34
                                                                -----       -------
      Total adjustments.....................................      329           (93)
                                                                -----       -------
      Net cash provided by operating activities.............      410           352
                                                                -----       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (230)         (171)
Advances to affiliates......................................       (1)         (130)
Repayments of advances to affiliates........................        1           295
Increase in notes receivable from affiliates................     (484)         (312)
Repayments of notes receivable from affiliates..............      506           247
Proceeds received from the sale of State Line, net..........      181            --
Insurance proceeds received.................................        7            --
                                                                -----       -------
      Net cash used in investing activities.................      (20)          (71)
                                                                -----       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................      200         1,708
Repayment of debt...........................................     (200)       (1,645)
Advances from affiliates....................................        8            91
Repayments of advances from affiliates......................       (8)          (87)
Proceeds from issuance of notes payable to affiliate........      200            --
Repayment of notes payable to affiliate.....................     (133)           --
Capital contributions.......................................       65            27
Payment of dividends........................................     (587)         (221)
Capital contributions received from affiliate pursuant to
  ECSA......................................................       53            --
Cash received from contribution of Mirant New England,
  LLC.......................................................        7            --
                                                                -----       -------
      Net cash used in financing activities.................     (395)         (127)
                                                                -----       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (5)          154
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       15            68
                                                                -----       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $  10       $   222
                                                                =====       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........    $ 103       $    60
                                                                =====       =======
Cash paid for income taxes..................................    $   1       $    32
                                                                =====       =======
NONCASH FINANCING ACTIVITIES:
Contribution of notes payable to Mirant Americas to
  equity....................................................    $ 217       $    --
                                                                =====       =======
Capital contribution of Mirant New England, LLC.............    $ 287       $    --
                                                                =====       =======
Capital contributions receivable from affiliate pursuant to
  ECSA......................................................    $  53       $    --
                                                                =====       =======
Capital contribution from forgiveness of tax liability from
  Mirant Americas...........................................    $  20       $    --
                                                                =====       =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

A.  BACKGROUND AND DESCRIPTION OF BUSINESS

  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On July 14, 2003 ("Petition Date"), Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States (collectively, the "Mirant Debtors"), including Mirant Americas Generation, LLC (the "Company" or "Mirant Americas Generation") and all of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML). Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant Canada Energy Marketing, Ltd., Mirant Canada Marketing Investments, Inc., and Mirant Canada Energy Trading Partnership are included in the application. Mirant's operations in the Philippines and the Caribbean were not included in the Chapter 11 filings.

     The Mirant Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under the plan of reorganization.

     Under the Bankruptcy Code, the Company and Mirant also have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor of performing its future obligations under that contract but entitles the other party to the contract to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by the debtor may file proofs of claim against the estate for damages. Due to the uncertain nature of many of the potential claims for damages, Mirant is unable to project the magnitude of these claims at this time.

     On the Petition Date, the Bankruptcy Court granted Mirant permission to implement a Counterparty Assurance Program. The Counterparty Assurance Program approved by the Bankruptcy Court supports Mirant's ability to continue its asset optimization and risk management operations without interruption. The program is designed to minimize the number of counterparties that will exercise their early termination rights under existing trading contracts as a result of the Chapter 11 filings and provide counterparties with sufficient security and certainty to continue to transact with Mirant Americas Energy Marketing prospectively. The Bankruptcy Court order authorizes immediate relief to honor any and all obligations under existing and future trading contracts (i.e., safe harbor contracts).

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Historically, Mirant Americas Energy Marketing, one of Mirant's U.S. subsidiaries that has filed a voluntary petition for reorganization under Chapter 11, has engaged in asset optimization and risk management activities from which the Company has derived substantial value, as well as proprietary trading activities for its own account. The Company currently contemplates the continued generation of revenue from the risk management services for the procurement of fuel and sale of energy provided by Mirant Americas Energy Marketing as well as the recognition of value from existing trading positions previously entered into on the Company's behalf.

     Mirant Americas Energy Marketing conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" protections set forth in Sections 556 and 560 as well as other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms.

     Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty generally based on either the mark-to-market valuations or the actual replacement cost of the positions. Given the inherent uncertainties in mark-to-market valuation, the Company may not be able to realize the net current value of any existing derivative trading contracts that are terminated early as a result of the Chapter 11 filings or other event of default due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will result in a loss of value to Mirant. The ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's existing trading positions.

     In connection with the Chapter 11 filings, the Mirant Debtors, including the Company, have secured a commitment, subject to approval of the Bankruptcy Court and documentation, for $500 million in debtor-in-possession financing. This commitment expires on September 5, 2003. The Company is currently working with the lender to finalize the facility, however, there can be no assurance that Mirant will be able to close this facility by the expiration date. As of August 15, 2003, Mirant had approximately $1.29 billion in total cash, approximately $351 million of which was legally restricted and $125 million of which was held for operating, working capital or other purposes at various subsidiaries.

     At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on our business or the business of Mirant or the timing of our or Mirant's potential emergence from Chapter 11. In addition, since the plan of reorganization has not been prepared, our future results and the future results of Mirant may differ significantly from historical results. The terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company and Mirant receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. If no plan of reorganization is approved, it is possible that our assets and/or the assets of Mirant may be liquidated.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if the Company is unable to continue as a going concern.

  OVERVIEW

     Mirant Americas Generation (formerly Mirant Americas Generation, Inc. and Southern Energy North America Generating, Inc.) is a national independent power provider and an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company produces and sells electricity in the United States under fixed price contracts and on the spot market to utilities and energy merchants. The Company uses derivative financial instruments, such as forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Americas Generation is a Delaware limited liability company and owns or leases approximately 12,000 megawatts ("MW") of electric generation capacity in the United States. The Company operates 92 generating units at 22 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas.

     The Company sells substantially all of the output from its generating facilities in the forward and spot markets through its energy marketing affiliate, Mirant Americas Energy Marketing, and the remainder under long-term contracts with Mirant Americas Energy Marketing and third parties. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by the Company's generating units and procures emissions credits which are utilized in connection with the business.

     The Company has entered into a number of service agreements with subsidiaries of Mirant for sales of its electric power, procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services. The arrangements with these companies are discussed in Note E.

  CONVERSION TO A LIMITED LIABILITY COMPANY

     Effective November 1, 2001, the Company changed its form of organization from a corporation to a limited liability company, and changed its name to Mirant Americas Generation, LLC.

B.  ACCOUNTING AND REPORTING POLICIES

  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited 2002 and 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, for the year ended December 31, 2002. The financial statements include the accounts of Mirant Americas Generation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

  ACCOUNTING FOR REORGANIZATION

     The Company has not made any adjustments or reclassifications that may be required in future consolidated financial statements related to the American Institute of Certified Public Accountants'

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, the Company will report separately pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. In addition, the Chapter 11 filings represent a triggering event that will require an evaluation of long-lived assets, goodwill, intangibles and other assets that may be impaired in a post-petition operating environment. Asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments at fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133").

     The fair values of forward contracts, swap agreements, options, and caps and floors in a net receivable position, as well as options held, are reported as derivative financial instruments assets in the accompanying unaudited condensed consolidated balance sheets. Similarly, derivative financial instruments and contractual commitments in a net payable position, as well as options written, are reported as derivative financial instrument liabilities in the accompanying unaudited condensed consolidated balance sheets. Derivative financial instrument assets and liabilities are reported net by counterparty, provided a master netting agreement exists.

     For derivative financial instruments that qualify and are designated as hedges of future cash flows, changes in the fair value of the derivatives are recorded in other comprehensive income ("OCI") until the related hedged items affect earnings. Any ineffective portion of the change in the fair value of contracts designated as cash flow hedges is reported in earnings currently. The Company may also enter into derivative instruments that qualify as fair value hedges. For derivatives that qualify and are designated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in earnings currently. Certain of the financial instruments that the Company enters into to manage market risks, either are not designated as hedges or do not qualify for hedge accounting because the expected changes in their fair value do not adequately correlate to changes in the fair value or the cash flow of the exposure being hedged. Changes in the fair value of these derivative instruments are reflected in earnings currently as unrealized gains or losses on derivative financial instruments. Unrealized gains or losses as well as settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of energy sold or fuel purchased are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  CAPITALIZATION OF INTEREST COST

     Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and during the construction period, in accordance with SFAS No. 34 "Capitalization of Interest Cost". The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and six months ended June 30, 2002 and 2001, the Company incurred the following interest costs on debt payable to non-affiliates (in millions):

                                                               THREE
                                                              MONTHS
                                                               ENDED        SIX MONTHS
                                                             JUNE 30,     ENDED JUNE 30,
                                                            -----------   ---------------
                                                            2002   2001    2002     2001
                                                            ----   ----   ------   ------
Total interest costs......................................  $55    $55     $117     $105
Interest capitalized and included in construction work in
  progress................................................    6      3       15        7
                                                            ---    ---     ----     ----
INTEREST EXPENSE..........................................  $49    $52     $102     $ 98
                                                            ===    ===     ====     ====

     As part of Mirant's restructuring plan announced in March of 2002, the Company suspended construction on several projects and no longer capitalizes interest on these projects.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Mirant Americas Generation evaluates long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the accompanying unaudited condensed consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the unaudited condensed consolidated balance sheets.

     Prior to the adoption of SFAS No. 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the cost over the fair value of the net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

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

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30-40 years, and assessed for recoverability by determining whether the goodwill balance could be recovered based on undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on discounted future operating cash flows.

     Mirant Americas Generation recognizes specifically identifiable intangible assets when specific rights or contracts are acquired. Intangible assets are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, ranging from 23 to 40 years. The cost of certain rights acquired, such as operating permits, are included in property, plant and equipment in the accompanying unaudited condensed consolidated balance sheets as they are considered an integral part of the tangible assets.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At June 30, 2002 and December 31, 2001, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and current notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments and/or their variable interest rates. The fair value of Mirant Americas Generation's senior long-term debt is estimated based on market quotes.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  RENT EXPENSE

     Rent expense related to the Company's operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is included in generation facilities rent expenses in the accompanying unaudited condensed consolidated statements of income. Payments made under the terms of the lease agreements in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

  INCOME TAXES

     Effective November 1, 2001, Mirant Americas Generation, LLC converted to a limited liability company, and thereafter is treated as a branch for income tax purposes. As such, Mirant Americas, Inc. ("Mirant Americas"), the Company's immediate parent, is subject to federal and state taxes attributable to the income and expenses of the Company, and the Company is not subject to federal and state income taxation. For those subsidiaries of the Company that are subject to federal and state income taxes, the Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company's 2003 fiscal year. Mirant Americas Generation adopted this statement effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

December 15, 2002. The adoption of FIN No. 45 in 2003 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. The application of this Interpretation has not had a material effect on the Company's financial position, results of operations or cash flows.

C.  RESTATEMENTS AND RECLASSIFICATIONS

     The unaudited condensed consolidated financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 and the unaudited condensed consolidated balance sheet of the Company as of December 31, 2001 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. In addition, the Company has reclassified certain amounts in the 2002 and 2001 unaudited condensed consolidated financial statements to reflect the adoption of new accounting standards.

  DISCONTINUED OPERATIONS

     The financial statements for prior years have been reclassified to report the revenues and expenses of the components of the Company that were disposed of as discontinued operations pursuant to SFAS No. 144. Income from discontinued operations for the three and six months ended June 30, 2002 and 2001 includes the State Line generating facility in Indiana. In June 2002, the Company completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value.

     A summary of operating results for State Line for the three and six months ended June 30, 2002 and 2001 follows (in millions):

                                                           THREE MONTHS     SIX MONTHS
                                                              ENDED           ENDED
                                                             JUNE 30,        JUNE 30,
                                                           ------------    ------------
                                                           2002    2001    2002    2001
                                                           ----    ----    ----    ----
Operating revenues.......................................   $9     $13     $24     $27
Operating expenses, including other (expense) income,
  net....................................................    6      11      16      15
                                                            --     ---     ---     ---
Income before income taxes...............................    3       2       8      12
Income taxes.............................................    1       1       4       5
                                                            --     ---     ---     ---
     NET INCOME..........................................   $2     $ 1     $ 4     $ 7
                                                            ==     ===     ===     ===

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The table below presents the components of State Line's balance sheet accounts, classified as current assets and liabilities held for sale as of December 31, 2001 (in millions):

                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
CURRENT ASSETS:
Accounts and notes receivable...............................       $  6
Fuel stock..................................................          3
Prepayments.................................................          1
Property, plant and equipment...............................        175
Intangibles.................................................          9
                                                                   ----
     TOTAL CURRENT ASSETS HELD FOR SALE.....................       $194
                                                                   ====
CURRENT LIABILITIES:
Taxes and other payables....................................       $ 10
Deferred taxes..............................................         15
                                                                   ----
     TOTAL CURRENT LIABILITIES RELATING TO ASSETS HELD FOR
      SALE..................................................       $ 25
                                                                   ====

     In July 2002, the Company entered into an agreement to sell the Company's Neenah, Wisconsin generating facility for approximately $109 million. The Company began reporting the revenues and expenses of Neenah as discontinued operations pursuant to SFAS No. 144 during the third quarter of 2002, and the sale closed in January 2003. The asset was sold at approximately book value.

  RECLASSIFICATIONS

     The Company has changed its classification, on the accompanying unaudited condensed consolidated statements of income, of realized and unrealized gains and losses related to derivative financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related derivative financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related derivative financial instruments are included in cost of fuel, electricity and other products. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact the Company's gross margin or net income. The Company has also recorded reclassifications to balances of affiliate receivables, current portion of prepaid rent, goodwill and other intangible assets, net, other assets and payables to affiliates in the June 30, 2002 and December 31, 2001 balance sheets.

  Three Months Ended June 30, 2002

     Operating revenues decreased by $22 million due to the reclassifications of net gains and losses on derivative financial instruments.

     Cost of fuel, electricity and other products decreased by $21 million due to the reclassifications of gains and losses on derivative financial instruments discussed above totaling $22 million offset by a $1 million reclassification of labor costs.

     Other expense decreased by $29 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Due to the reclassification of various labor costs, maintenance expense increased by $10 million, selling, general and administrative expense decreased by $6 million, and other expense decreased by $5 million.

  Six Months Ended June 30, 2002

     Operating revenues decreased by $126 million due to the reclassifications of net gains and losses on derivative financial instruments.

     Cost of fuel, electricity and other products decreased by $124 million due to the reclassifications of gains and losses on derivative financial instruments discussed above totaling $126 million offset by a $2 million reclassification of labor costs.

     Other expense decreased by $57 million primarily due to a $48 million reclassification of generation facilities rent to a separate caption.

     Due to the reclassification of various labor costs, maintenance expense increased by $20 million, selling, general and administrative expense decreased by $13 million, and other expense decreased by $9 million.

  Three Months Ended June 30, 2001

     Operating revenues increased by $189 million due to the reclassifications of net gains and losses on derivative financial instruments totaling $186 million, discussed above, and a $3 million reclassification of interest expense.

     Cost of fuel, electricity and other products increased by $187 million due to the reclassifications of gains and losses on derivative financial instruments totaling $186 million and a $1 million reclassification of labor costs.

     Other expense decreased by $30 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

     Due to the reclassification of various labor costs, maintenance expense increased by $10 million, selling, general and administrative expense decreased by $5 million, and other expense decreased by $6 million.

  Six Months Ended June 30, 2001

     Operating revenues increased by $126 million due to the reclassifications of net gains and losses on derivative financial instruments totaling $121 million, discussed above, and a $5 million reclassification of interest expense.

     Cost of fuel, electricity and other products increased by $123 million due to the reclassifications of gains and losses on derivative financial instruments totaling $121 million and a $2 million reclassification of labor costs.

     Other expense decreased by $62 million primarily due to a $48 million reclassification of generation facilities rent to a separate caption.

     Due to the reclassification of various labor costs, maintenance expense increased by $23 million, selling, general and administrative expense decreased by $11 million, and other expense decreased by $14 million.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144 for discontinued operations and certain other reclassifications, management has identified certain errors which necessitated a restatement of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001.

     The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2001 (in millions).

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                        ----------------------------------------------------------
                                                          INCREASE (DECREASE) DUE TO:
                                                        -------------------------------
                                        AS PREVIOUSLY                       RESTATEMENT      AS
                                          REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                        -------------   -----------------   -----------   --------
Operating Revenues....................      $667              $(22)             $ 6         $651
Operating Expenses:
Cost of fuel, electricity and other
  products............................       405               (21)              --          384
Depreciation and amortization.........        27                --               --           27
Generation facilities rent............        --                24               --           24
Maintenance...........................        18                10               --           28
Selling, general and administrative...        41                (6)              (1)          34
Other.................................        82               (29)               3           56
                                            ----              ----              ---         ----
     Total operating expenses.........       573               (22)               2          553
                                            ----              ----              ---         ----
Operating Income......................        94                --                4           98
                                            ----              ----              ---         ----
     Other (expense) income, net......       (31)               --                1          (30)
                                            ----              ----              ---         ----
Income From Continuing Operations
  Before Income Taxes.................        63                --                5           68
Provision for (Benefit from) Income
  Taxes...............................        32                --               (3)          29
                                            ----              ----              ---         ----
Income From Continuing Operations.....        31                --                8           39
Income from Discontinued Operations,
  net of tax..........................         2                --               --            2
                                            ----              ----              ---         ----
     Net Income.......................      $ 33              $ --              $ 8         $ 41
                                            ====              ====              ===         ====

     Operating revenues for the three months ended June 30, 2002 were adjusted by $6 million primarily as a result of the following restatement adjustments:

     - a $11 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $16 million increase to reflect accrual accounting for certain commodity financial instruments previously accounted for under mark to market accounting.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Provision for income taxes decreased by $3 million due to tax effects of the restatement adjustments.

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                        ----------------------------------------------------------
                                                          INCREASE (DECREASE) DUE TO:
                                                        -------------------------------
                                        AS PREVIOUSLY                       RESTATEMENT      AS
                                          REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                        -------------   -----------------   -----------   --------
Operating Revenues....................     $1,383             $(126)           $(44)       $1,213
Operating Expenses:
Cost of fuel, electricity and other
  products............................        791              (124)             --           667
Depreciation and amortization.........         57                --              (2)           55
Generation facilities rent............         --                48              --            48
Maintenance...........................         42                20              --            62
Selling, general and administrative...         75               (13)             (4)           58
Other.................................        161               (57)              7           111
                                           ------             -----            ----        ------
     Total operating expenses.........      1,126              (126)              1         1,001
                                           ------             -----            ----        ------
Operating Income......................        257                --             (45)          212
                                           ------             -----            ----        ------
     Other (expense) income, net......        (75)               --               4           (71)
                                           ------             -----            ----        ------
Income From Continuing Operations
  Before Income Taxes.................        182                --             (41)          141
Provision for (Benefit from) Income
  Taxes...............................         76                --             (12)           64
                                           ------             -----            ----        ------
Income from Continuing Operations.....        106                --             (29)           77
Income from Discontinued Operations,
  net of tax..........................          4                --              --             4
                                           ------             -----            ----        ------
     Net Income.......................     $  110             $  --            $(29)       $   81
                                           ======             =====            ====        ======

     Operating revenues for the six months ended June 30, 2002 were adjusted by $44 million primarily as a result of the following restatement adjustments:

     - a $36 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $6 million decrease to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Other expense changed by $7 million primarily as a result of reflecting restructuring charges for severance of $6 million in the proper period.

     Provision for income taxes decreased by $12 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                        ----------------------------------------------------------
                                                          INCREASE (DECREASE) DUE TO:
                                                        -------------------------------
                                        AS PREVIOUSLY                       RESTATEMENT      AS
                                          REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                        -------------   -----------------   -----------   --------
Operating Revenues....................     $1,403             $189             $767        $2,359
Operating Expenses:
Cost of fuel, electricity and other
  products............................        995              187               (5)        1,177
Depreciation and amortization.........         42               --               --            42
Generation facilities rent............         --               24               --            24
Maintenance...........................         30               10               (1)           39
Selling, general and administrative...        184               (5)              (4)          175
Other.................................         80              (30)              --            50
                                           ------             ----             ----        ------
     Total operating expenses.........      1,331              186              (10)        1,507
                                           ------             ----             ----        ------
Operating Income......................         72                3              777           852
                                           ------             ----             ----        ------
     Other (expense), net.............        (36)              (3)              (5)          (44)
                                           ------             ----             ----        ------
Income From Continuing Operations
  Before Income Taxes.................         36               --              772           808
Provision for Income Taxes............         21               --              277           298
                                           ------             ----             ----        ------
Income From Continuing Operations.....         15               --              495           510
Income from Discontinued Operations,
  net of tax..........................          1               --               --             1
                                           ------             ----             ----        ------
     Net Income.......................     $   16             $ --             $495        $  511
                                           ======             ====             ====        ======

     Operating revenues for the three months ended June 30, 2001 were adjusted by $767 million primarily as a result of the following restatement adjustments:

     - a $716 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $53 million increase to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products decreased by $5 million to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Provision for income taxes increased by $277 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                        ----------------------------------------------------------
                                                          INCREASE (DECREASE) DUE TO:
                                                        -------------------------------
                                        AS PREVIOUSLY                       RESTATEMENT      AS
                                          REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                        -------------   -----------------   -----------   --------
Operating Revenues....................     $2,830             $126             $537        $3,493
Operating Expenses:
Cost of fuel, electricity and other
  products............................      2,008              123               (7)        2,124
Depreciation and amortization.........         81               --               --            81
Generation facilities rent............         --               48               --            48
Maintenance...........................         50               23               (2)           71
Selling, general and administrative...        306              (11)               2           297
Other.................................        162              (62)              (1)           99
                                           ------             ----             ----        ------
     Total operating expenses.........      2,607              121               (8)        2,720
                                           ------             ----             ----        ------
Operating Income......................        223                5              545           773
                                           ------             ----             ----        ------
     Other (expense), net.............        (68)              (5)              (5)          (78)
                                           ------             ----             ----        ------
Income From Continuing Operations
  Before Income Taxes.................        155               --              540           695
Provision for Income Taxes............         69               --              188           257
                                           ------             ----             ----        ------
Income from Continuing Operations.....         86               --              352           438
Income from Discontinued Operations,
  net of tax..........................          7               --               --             7
                                           ------             ----             ----        ------
     Net Income.......................     $   93             $ --             $352        $  445
                                           ======             ====             ====        ======

     Operating revenues for the six months ended June 30, 2001 were adjusted by $537 million primarily as a result of the following restatement adjustments:

     - a $541 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $2 million decrease to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products decreased by $7 million to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Provision for income taxes increased by $188 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following tables and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated balance sheet as of December 31, 2001 (in millions).

                                                                AT JUNE 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
                                               ASSETS
Current Assets:
Cash and cash equivalents................     $    7             $ --             $  3        $   10
Receivables:
  Customer accounts......................         16               --               --            16
  Affiliates, less allowance for
     uncollectibles of $123..............        254              (41)              (7)          206
Notes receivable from affiliates.........        493               --               --           493
Assets from risk management activities...         26               --              (26)           --
Derivative financial instruments.........        116               --               30           146
Prepaid rent and other prepayments.......        111               --               --           111
Deferred income taxes....................        116               --              (19)           97
Other....................................        150               --                3           153
                                              ------             ----             ----        ------
     Total current assets................      1,289              (41)             (16)        1,232
                                              ------             ----             ----        ------
Property, plant and equipment, net.......      3,096               --                2         3,098
                                              ------             ----             ----        ------
Other Noncurrent Assets:
Goodwill, net............................      1,599               --               46         1,645
Other intangible assets, net.............        465               --                3           468
Notes receivable from affiliates.........        223               --               --           223
Assets from risk management activities...          8               --               (8)           --
Derivative financial instruments.........         66               --                7            73
Other, less allowances for uncollectibles
  of $53.................................         37               --               (2)           35
                                              ------             ----             ----        ------
     Total other noncurrent assets.......      2,398               --               46         2,444
                                              ------             ----             ----        ------
     Total assets........................     $6,783             $(41)            $ 32        $6,774
                                              ======             ====             ====        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                AT JUNE 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
                                   LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities............................     $  137             $ --             $  2        $  139
Payable to affiliates....................        172              (41)              (6)          125
Notes payable to affiliates..............        198               --               --           198
Liabilities from risk management
  activities.............................         31               --              (31)           --
Derivative financial instruments.........         65               --               35           100
Revenues subject to refund...............        296               --               --           296
Accrued income taxes.....................         --               14                2            16
Accrued interest.........................         --               40               --            40
Other....................................         60              (54)               1             7
                                              ------             ----             ----        ------
     Total current liabilities...........        959              (41)               3           921
                                              ------             ----             ----        ------
Noncurrent Liabilities:
Notes payable and long-term debt.........      2,567               --               --         2,567
Liabilities from risk management
  activities.............................          7               --               (7)           --
Derivative financial instruments.........         14               --                7            21
Other noncurrent liabilities.............        181               --              (50)          131
                                              ------             ----             ----        ------
     Total noncurrent liabilities........      2,769               --              (50)        2,719
                                              ------             ----             ----        ------
Member's Equity:
Member's interest........................      3,563               --               57         3,620
Capital contribution receivable from
  affiliate pursuant to ECSA.............        (91)              --               --           (91)
Accumulated deficit......................       (369)              --               40          (329)
Accumulated other comprehensive loss.....        (48)              --              (18)          (66)
                                              ------             ----             ----        ------
     Total member's equity...............      3,055               --               79         3,134
                                              ------             ----             ----        ------
     Total liabilities and member's
       equity............................     $6,783             $(41)            $ 32        $6,774
                                              ======             ====             ====        ======

  RECLASSIFICATIONS

     Affiliate accounts receivable and accounts payable were previously reported gross. The restated balances reflect these on a net basis.

     Accrued income taxes and accrued interest were previously reported as other current liabilities and were reclassified to separate captions.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  RESTATEMENTS

     Goodwill increased by $46 million, net of amortization, primarily as a result of the following restatement adjustments:

     - a $70 million increase due to an increase to the value of certain obligations acquired in the PEPCO acquisition,

     - a $12 million decrease due to an adjustment to the original purchase price allocation to record the deferred tax assets associated with out of market contracts assumed in the New York and New England acquisitions, and

     - a $14 million decrease due to a reduction in the goodwill recorded upon the contribution of Mirant New England, LLC to the Company, which was adjusted to record the deferred tax assets associated with out of market contracts.

     The previously reported balance sheet has been restated to reflect derivative financial instruments as current and non-current assets and liabilities related to the fair value of certain commodity instruments previously accounted for as cash flow hedges under SFAS No. 133.

     The various deferred tax accounts have been restated to reflect the tax effect of the adjusting entries described above.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                             AT DECEMBER 31, 2001
                                    -----------------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO:
                                        AS        ----------------------------------------------
                                    PREVIOUSLY    DISCONTINUED                       RESTATEMENT      AS
                                    REPORTED(1)    OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -----------   ------------   -----------------   -----------   --------
                                                  ASSETS
Current Assets:
Cash and cash equivalents.........    $   15         $  --              $--              $--        $   15
Receivables:
  Customer accounts...............         8             2               --               --            10
  Affiliates, less allowance for
     uncollectibles of $123.......       223            --               --               --           223
Notes receivable from
  affiliates......................       253            --               --               --           253
Derivative financial
  instruments.....................       348            --               --               --           348
Prepaid rent and other
  prepayments.....................       161             2               --               --           163
Deferred income taxes.............       119            --               --               --           119
Assets held for sale..............       301          (107)              --               --           194
Other.............................       332             1               --               --           333
                                      ------         -----              ---              ---        ------
       Total current assets.......     1,760          (102)              --               --         1,658
                                      ------         -----              ---              ---        ------
Property, plant and equipment,
  net.............................     2,758           102               --               --         2,860
                                      ------         -----              ---              ---        ------
Other Noncurrent Assets:
Goodwill, net.....................     1,479            --               --                3         1,482
Other intangible assets, net......       697            --               --               --           697
Notes receivable from
  affiliates......................       223            --               --               --           223
Derivative financial
  instruments.....................        71            --               --               --            71
Prepaid rent......................        35            --               --               --            35
Other, less allowances for
  uncollectibles of $49...........        45            --               --               (6)           39
                                      ------         -----              ---              ---        ------
       Total other noncurrent
          assets..................     2,550            --               --               (3)        2,547
                                      ------         -----              ---              ---        ------
       Total assets...............    $7,068         $  --              $--              $(3)       $7,065
                                      ======         =====              ===              ===        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                             AT DECEMBER 31, 2001
                                    -----------------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO:
                                        AS        ----------------------------------------------
                                    PREVIOUSLY    DISCONTINUED                       RESTATEMENT      AS
                                    REPORTED(1)    OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -----------   ------------   -----------------   -----------   --------
                                      LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities.....................    $  126         $   3              $--              $--        $  129
Payable to affiliates.............       112            --               --               --           112
Notes payable to affiliates.......       333            --               --               --           333
Derivative financial
  instruments.....................       314            --               --               --           314
Revenues subject to refund........       242            --               --               --           242
Liabilities related to assets held
  for sale........................        33            (8)              --               --            25
Accrued income taxes..............         5             2               --                1             8
Accrued interest..................        44            --               --               --            44
                                      ------         -----              ---              ---        ------
       Total current
          liabilities.............     1,209            (3)              --                1         1,207
                                      ------         -----              ---              ---        ------
Noncurrent Liabilities:
Notes payable and long-term
  debt............................     2,567            --               --               --         2,567
Derivative financial
  instruments.....................        26            --               --               --            26
Other noncurrent liabilities......       241             3               --                2           246
                                      ------         -----              ---              ---        ------
       Total noncurrent
          liabilities.............     2,834             3               --                2         2,839
                                      ------         -----              ---              ---        ------
Member's Equity:
Member's interest.................     3,009            --               --               (1)        3,008
Capital contribution receivable
  from affiliate pursuant to
  ECSA............................       (91)           --               --               --           (91)
Retained earnings.................       182            --               --               (5)          177
Accumulated other comprehensive
  loss............................       (75)           --               --               --           (75)
                                      ------         -----              ---              ---        ------
       Total member's equity......     3,025            --               --               (6)        3,019
                                      ------         -----              ---              ---        ------
       Total liabilities and
          member's equity.........    $7,068         $  --              $--              $(3)       $7,065
                                      ======         =====              ===              ===        ======

---------------

(1) As previously reported in the Company's 2002 Form 10-K filed on April 30, 2003.

  DISCONTINUED OPERATIONS

     Components of the balance sheet of the Company's Neenah, Wisconsin generating facility, which were reflected as discontinued operations in the Company's 2002 Form 10-K, have been reclassified to their respective separate captions.

  RESTATEMENTS

     Goodwill increased by $3 million as a result of an increase in the deferred tax liability recorded upon the PEPCO acquisition.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Other noncurrent assets decreased by $6 million as a result of an increase in the long-term provision for uncollectible accounts at Mirant New England, Inc., which was previously reported at Mirant New England, LLC, a non-consolidated affiliate of the Company at December 31, 2001.

     The various deferred tax accounts have been restated to reflect the tax effect of the adjusting entry described above.

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the six months ended June 30, 2002 (in millions):

                                                                      FOR THE
                                                                  SIX MONTHS ENDED
                                                                   JUNE 30, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................      $ 110        $  81
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         61           60
  Amortization of loss on interest rate swap................         --            4
  Unrealized gains and losses on derivative financial
    instruments.............................................        (13)           8
  Deferred income taxes.....................................         15            4
  Restructuring charges, net of amounts paid................          3            9
  Other, net................................................         --           (5)
  Changes in certain assets and liabilities:
    Accounts receivable and receivables from affiliates,
       net..................................................        116           --
    Accounts receivable, affiliates.........................         --           89
    Accounts receivable, non-affiliates.....................         --           (6)
    Other current assets....................................        112          140
    Other noncurrent assets.................................         --           35
    Accounts payable and accrued liabilities................        (11)          35
    Payables to affiliates, net.............................         --          (46)
    Accrued income taxes....................................          4            3
    Other current liabilities...............................         --           (1)
    Other noncurrent liabilities............................          7           --
                                                                  -----        -----
       Total adjustments....................................        294          329
                                                                  -----        -----
       Net cash provided by operating activities............        404          410
                                                                  -----        -----
Cash Flows From Investing Activities:
Capital expenditures........................................       (227)        (230)
Advances to affiliates......................................         --           (1)
Repayments of advances to affiliates........................         --            1
Increase in notes receivable from affiliates................       (484)        (484)
Repayments of notes receivable from affiliates..............        506          506
Proceeds received from the sale of State Line, net..........        181          181
Cash received from contribution of Mirant New England,
  LLC.......................................................          7           --
Insurance proceeds received.................................          7            7
                                                                  -----        -----
       Net cash used in investing activities................        (10)         (20)
                                                                  -----        -----

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                      FOR THE
                                                                  SIX MONTHS ENDED
                                                                   JUNE 30, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................        200          200
Repayment of debt...........................................       (200)        (200)
Advances from affiliates....................................         --            8
Repayments of advances from affiliates......................         --           (8)
Proceeds from issuance of notes payable to affiliate........        200          200
Repayment of notes payable to affiliate.....................       (132)        (133)
Capital contributions.......................................         64           65
Payment of dividends........................................       (587)        (587)
Capital contribution received from affiliate pursuant to
  ECSA......................................................         53           53
Cash received from contribution of Mirant New England,
  LLC.......................................................         --            7
                                                                  -----        -----
       Net cash used in financing activities................       (402)        (395)
                                                                  -----        -----
Net (Decrease) in Cash and Cash Equivalents.................         (8)          (5)
Cash and Cash Equivalents, beginning of period..............         15           15
                                                                  -----        -----
Cash and Cash Equivalents, end of period....................      $   7        $  10
                                                                  =====        =====

     The statement of cash flows for the six months ended June 30, 2002 has been restated primarily to report the proceeds received from the contribution of Mirant New England, LLC in the amount of $7 million as a financing activity rather than an investing activity, as well as disclose gross amounts of affiliate advances and repayments and reflect the effects of certain reclassifications within cash flows from operating activities.

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the six months ended June 30, 2001 (in millions):

                                                                 FOR THE SIX MONTHS
                                                                ENDED JUNE 30, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $    93      $   445
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................          85           90
  Unrealized gains and losses on derivative financial
     instruments............................................         103         (445)
  Deferred income taxes.....................................         (47)         140
  Other, net................................................          --            5
  Changes in certain assets and liabilities:
     Accounts receivable and receivables from affiliates,
      net...................................................         224           --
     Accounts receivable, affiliates........................          --          (70)
     Accounts receivable, non-affiliates....................          --          107
     Other current assets...................................           5           32
     Other noncurrent assets................................          --            3

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                 FOR THE SIX MONTHS
                                                                ENDED JUNE 30, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
     Accounts payable and accrued liabilities...............         (84)          99
     Payables to affiliates, net............................          --         (174)
     Accrued income taxes...................................          65           57
     Other current liabilities..............................          29           29
     Other noncurrent liabilities...........................          17           34
                                                                 -------      -------
       Total adjustments....................................         397          (93)
                                                                 -------      -------
       Net cash provided by operating activities............         490          352
                                                                 -------      -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (168)        (171)
Advances to affiliates......................................          --         (130)
Repayments of advances to affiliates........................          --          295
Increase in notes receivable from affiliates................         (65)        (312)
Repayments of notes receivable from affiliates..............          --          247
Insurance proceeds received.................................           8           --
                                                                 -------      -------
       Net cash used in investing activities................        (225)         (71)
                                                                 -------      -------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       1,708        1,708
Repayment of debt...........................................      (1,646)      (1,645)
Advances from affiliates....................................          --           91
Repayments on advances from affiliates......................          --          (87)
Capital contributions.......................................          27           27
Payment of dividends........................................        (221)        (221)
                                                                 -------      -------
       Net cash used in financing activities................        (132)        (127)
                                                                 -------      -------
Net Increase in Cash and Cash Equivalents...................         133          154
Cash and Cash Equivalents, beginning of period..............          83           68
                                                                 -------      -------
Cash and Cash Equivalents, end of period....................     $   216      $   222
                                                                 =======      =======

     The statement of cash flows for the six months ended June 30, 2001 has been restated to reflect certain advances and repayments by the Company and its subsidiaries to Mirant Corporation and its affiliates which were previously reported as receivable and payable from affiliate activity within operating cash flows, although not of a "trade" nature. In the restated statement of cash flows, this activity has been reclassified from operating activities to investing and financing activities.

     In addition, the statement of cash flows for the six months ended June 30, 2001 has been restated to disclose gross amounts of affiliate advances and repayments.

     As a result of these reclassifications, net cash provided by operating activities decreased by $138 million, net cash used in investing activities decreased by $154 million and net cash used in financing activities decreased by $5 million.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

D.  ACQUISITION OF PEPCO ASSETS

     On December 19, 2000, Mirant Mid-Atlantic and its affiliates, together with third-party lessors in a leveraged lease transaction, purchased PEPCO's generating facilities in Maryland and Virginia, consisting of four electric generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, with a combined generating capacity of 5,256 MW. Mirant Mid-Atlantic and its affiliates paid an aggregate of $1.255 billion in cash and transaction expenses for the generating facilities and related assets, except for the baseload facilities at Morgantown and Dickerson, which were purchased by the third-party lessors for $1.5 billion in cash. Mirant Mid-Atlantic simultaneously entered into agreements with the lessors to lease the Morgantown (1,244 MW) and Dickerson (546 MW) baseload facilities for terms of 33.75 years and 28.5 years, respectively (see Note J). These leases have been accounted for as operating leases.

     Mirant Potomac River and Mirant Peaker, other subsidiaries of Mirant, purchased the 482 MW Potomac River facility and the 438 MW Chalk Point peaking facility for $370 million. Mirant Mid-Atlantic advanced Mirant Potomac River and Mirant Peaker an aggregate of $223 million to finance their acquisition of these facilities. Furthermore, Mirant Mid-Atlantic entered into a contribution agreement with Mirant in connection with these acquisitions (see Note E). The remaining $147 million was funded by Mirant and treated as a capital contribution to Mirant Potomac River and Mirant Peaker. Mirant Peaker also assumed the obligations related to a lease for the 84 MW combustion turbine owned by SMECO at the Chalk Point facility. This lease has been accounted for as a capital lease by Mirant Peaker.

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

     As part of the acquisition, Mirant Americas Energy Marketing entered into two transition power agreements ("TPAs") to provide power to PEPCO, and assumed PEPCO's obligations under existing power purchase agreements ("PPAs") with third parties, representing obligations with an estimated fair value of approximately $1.7 billion and $0.7 billion, respectively, at the date of the acquisition.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by Mirant Mid-Atlantic and its affiliates as follows (in millions):

                                                         MIRANT AMERICAS                OTHER
                          MIRANT      MIRANT    MIRANT       ENERGY         MIRANT      MIRANT
                       MID-ATLANTIC   POTOMAC   PEAKER      MARKETING      SERVICES   AFFILIATES     TOTAL
                       ------------   -------   ------   ---------------   --------   ----------   ----------
                        (RESTATED)                                                                 (RESTATED)
Current assets.......     $   49       $  4      $ --        $    --        $  --        $ --       $    53
Property, plant and
  equipment..........      1,015        266       148             --           --          --         1,429
Goodwill.............      1,279         --        --             --           --          --         1,279
Other intangible
  assets.............        285         --        --             --           --          --           285
Other liabilities....        (20)        --       (48)            --         (107)         --          (175)
Deferred tax assets
  resulting from the
  acquisition........         --         --        --             --           --         822           822
Obligations under
  TPAs/PPAs..........         --         --        --         (2,438)          --          --        (2,438)
                          ------       ----      ----        -------        -----        ----       -------
     Net assets
       acquired......     $2,608       $270      $100        $(2,438)       $(107)       $822       $ 1,255
                          ======       ====      ====        =======        =====        ====       =======

     The impact of the liabilities assumed by Mirant Americas Energy Marketing, the liabilities assumed by Mirant Services, and the deferred tax assets resulting from the acquisition which were recorded at other Mirant affiliates, have been recorded as adjustments to Member's Equity. The goodwill recorded in the acquisition has been allocated entirely to Mirant Mid-Atlantic since it owns or leases substantially all of the facilities, and because it benefits from the Capital Contribution Agreement with Mirant regarding Mirant Peaker and Mirant Potomac River (see Note E).

E.  RELATED PARTY ARRANGEMENTS AND TRANSACTIONS

  CASH MANAGEMENT PROGRAM

     During the pendency of the Chapter 11 proceeding, Mirant and the debtor subsidiaries, including the Company and Mirant Mid-Atlantic, will participate in an inter-company cash management program pursuant to which cash balances at Mirant and its participating subsidiaries will be transferred to central concentration accounts and, if necessary, lent to Mirant and its participating subsidiaries to fund working capital and other needs. Such inter-company transfers will be recorded as inter-company loans. The Company also notes that, during the pendency of the Chapter 11 proceedings, it is not anticipated that any of the debtor subsidiaries of Mirant will declare or pay dividends or distributions.

  MIRANT MID-ATLANTIC POWER SALES AGREEMENT WITH MIRANT AMERICAS ENERGY
MARKETING

     From August 1, 2001 to December 31, 2002, Mirant Mid-Atlantic supplied the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the fixed price Energy and Capacity Sales Agreement ("ECSA"). For the period from August 1, 2001 to December 31, 2001, Mirant Americas Energy Marketing contracted to purchase 100% of the output of Mirant Mid-Atlantic's facilities. For 2002 and 2003, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic's facilities. For the period from January 1, 2004 to June 30, 2004 extendable to through December 31, 2004, Mirant Americas Energy Marketing had the option to purchase up to 100% (in increments of 25%) of the output of the Company's facilities, with no minimum

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

commitment. Mirant Americas Energy Marketing is a party to transition power agreements with PEPCO under which PEPCO has an option to purchase energy with respect to PEPCO's load requirements at fixed rates.

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

     Prior to entering into the ECSA effective August 1, 2001, Mirant Mid-Atlantic sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement, the price Mirant Mid-Atlantic received was based on the market price for energy in the PJM Interconnection Market ("PJM") at the time the energy was delivered. Mirant Mid-Atlantic also sold power to Mirant Americas Energy Marketing under short-term fixed price contracts. The short-term fixed price contracts were terminated in connection with the ECSA.

     Mirant Mid-Atlantic's affiliated companies, Mirant Potomac River and Mirant Peaker, LLC ("Mirant Peaker"), also entered into power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the agreement outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated these agreements effective May 1, 2003. These affiliates have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Mirant Mid-Atlantic Power and Fuel Agreement with Mirant Americas Energy Marketing. Under the terms of the capital contribution agreement between Mirant Mid-Atlantic and Mirant, excess cash available from the operations of these affiliated companies is required to be paid as a dividend to Mirant, which in turn is required to make a capital contribution to Mirant Mid-Atlantic for the same amount. During the pendency of the Chapter 11 proceedings, the Company does not anticipate Mirant Potomac River and Mirant Peaker distributing dividends.

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

     At inception of the ECSA, the aggregate value to Mirant Mid-Atlantic and its affiliates attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic's owned or leased facilities of $120 million was accounted for as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in its unaudited condensed consolidated financial statements. At inception, Mirant Mid-Atlantic had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of Mirant Mid-Atlantic's facilities and that in 2003 and 2004 Mirant Americas Energy Marketing would not elect to purchase output from the Company's facilities, since the contract provided for no minimum commitment for these years.

     In January 2002, Mirant Americas Energy Marketing exercised its option to increase its committed capacity from 75% to 100% of the total output of Mirant Mid-Atlantic's facilities for 2002. Therefore, the

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

Company recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% of capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment amount was based on estimated market rates in the PJM. This adjustment is reflected as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic's facilities for 2003. Accordingly, an adjustment of $121 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA was recorded in the fourth quarter of 2002 to reflect the favorable pricing terms of this agreement. This adjustment amount was also based on estimated market rates in the PJM as adjusted upwards by approximately 9% for management's consideration of the value available to a purchaser of Mirant Mid-Atlantic's capacity and energy, incremental to the quoted spot market prices. This incremental value is comprised mainly of the option available to Mirant Americas Energy Marketing to extend its commitment to 2004, the capabilities associated with load management and with power and fuel trading and the value of fixed transmission rights.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $33 million and $61 million for the three and six months ended June 30, 2002. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, Mirant Mid-Atlantic received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million represents the favorable pricing variance over the remaining six months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable was not adjusted for subsequent changes in energy prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

     Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. Under this agreement, Mirant Americas Energy Marketing resells Mirant Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, Mirant Mid-Atlantic has credit exposure to Mirant Americas Energy Marketing for essentially all of its revenues. Mirant Mid-Atlantic will pay Mirant Americas Energy Marketing a fee of $7 million per year under the Power and Fuel Agreement, the same amount as had previously been payable under the services and risk management agreement, which was terminated at the same date as the ECSA. Following the termination of the ECSA effective May 1, 2003, Mirant Mid-Atlantic will reverse the remaining capital contribution receivable pursuant to the ECSA that is attributable to periods after April 30, 2003.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  MIRANT TEXAS TOLLING ARRANGEMENTS WITH MIRANT AMERICAS ENERGY MARKETING

     Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively "Mirant Texas"), wholly owned subsidiaries of the Company, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing pays Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas' generating units in Texas. Mirant Americas Energy Marketing also pays Mirant Texas a fee for each megawatt-hour ("MWh") of energy generated. One agreement expires on December 31, 2003 and the other expires on May 31, 2005, but each may be extended by mutual agreement. For the three and six months ended June 30, 2002, revenues under the two tolling agreements were approximately $9 million and $19 million, respectively. For the three and six months ended June 30, 2001, revenues under the two tolling agreements were approximately $5 million and $10 million, respectively.

  SERVICES AND ADMINISTRATION ARRANGEMENTS

     The Company and its subsidiaries utilize the services of Mirant, Mirant Services and Mirant Americas Energy Marketing. The significant arrangements with these affiliated companies are described below. Management believes that the amounts allocated or charged to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of income (in millions):

                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS ENDED
                                            ENDED JUNE 30,                   JUNE 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                       (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
Management, personnel and services
  agreement........................       $39            $ 33           $74            $ 75
Services agreements................         6             146            11             151
Administration arrangement.........         5              --             5              --
Other..............................         2               4             7               5
                                          ---            ----           ---            ----
     TOTAL.........................       $52            $183           $97            $231
                                          ===            ====           ===            ====

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2001 as follows (in millions):

                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS ENDED
                                            ENDED JUNE 30,                   JUNE 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                       (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
Cost of fuel, electricity and other
  products.........................       $ 1            $ 1            $ 2            $ 2
Maintenance expense................        10              8             21             21
Selling, general and administrative
  expense..........................         7              6             11             14
Other operating expense............        21             18             40             38
                                          ---            ---            ---            ---
     TOTAL.........................       $39            $33            $74            $75
                                          ===            ===            ===            ===

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

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing covering the period through December 31, 2002. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002 except that the new agreements do not contain a bonus provision. The previous agreements provided that Mirant Americas Energy Marketing was to be paid a bonus based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the three and six months ended June 30, 2002. The bonus payable to Mirant Americas Energy Marketing was approximately $141 million during both the three and six months ended June 30, 2001. These amounts are included in selling, general and administrative expenses -- affiliates in the accompanying unaudited condensed consolidated statements of income. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, paid Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. These new agreements expired December 31, 2002.

     During the three and six months ended June 30, 2002, the Company incurred approximately $6 million and $10 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $5 million and $10 million, respectively, for the same periods in 2001. These costs are included in selling, general and administrative expenses -- affiliates in the accompanying unaudited condensed consolidated statements of income.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

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

  Administration Arrangements with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $2.7 million per month over the initial term of the agreement. The agreement was automatically extended through December 31, 2003, and the fixed charge was increased to $2.8 million per month. For both the three and six months ended June 30, 2002, the Company incurred approximately $5 million in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

  RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and six months ended June 30, 2002, the Company recorded restructuring charges of $6 million and $10 million, respectively, for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

  NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation facilities. At June 30, 2002 and December 31, 2001, unsecured noncurrent notes receivable from these two affiliates consisted of the following (in millions):

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $6 million for each of the three months ended June 30, 2002 and 2001 and $11 million for each of the six months ended June 30, 2002 and 2001.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand with interest payable monthly. These advances, which at June 30, 2002 and December 31, 2001 totaled approximately $235 million and $253 million, respectively, are reflected in current notes receivable from affiliates in the accompanying unaudited condensed consolidated balance sheets. Similarly, Mirant advanced funds to various subsidiaries for working capital purposes. Such advances, which totaled approximately $67 million at June 30, 2002 and $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying unaudited condensed consolidated balance sheets. Interest on these advances was payable monthly. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

     Included in current notes payable to affiliates at December 31, 2001 is approximately $284 million in advances from Mirant Americas primarily related to various construction projects. These advances were due on demand, accrued interest at 8.7% with interest due monthly, and were unsecured.

     During the six months ended June 30, 2002, Mirant Americas made cash capital contributions of $41 million to certain operating subsidiaries of the Company. In addition, Mirant Americas made noncash capital contributions to the Company of $217 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable.

  CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $287 million, respectively, to Mirant Americas Generation in the first quarter of 2002. The assets and liabilities of Mirant New England, LLC were transferred at their historical cost.

     At January 1, 2002, Mirant New England, LLC's significant assets were $7 million of cash, a $255 million note receivable from Mirant Americas, Inc., interest receivable from Mirant Americas, Inc. of $37 million, derivative financial instrument assets of $16 million, goodwill of $14 million and other current assets of $27 million. The note receivable is payable on demand and bears interest at 6%, which is payable monthly. Mirant New England, LLC's liabilities consisted primarily of accounts payable of $44 million, deferred tax liabilities of $11 million and other current liabilities of $10 million.

     Mirant New England, LLC's revenue is primarily derived from a power sales contract pursuant to which Mirant New England, LLC sells electricity at fixed prices to two unaffiliated utilities in order for these utilities to meet their supply requirements. This sales contract expires in February 2005. The electricity sold by Mirant New England, LLC under this contract was purchased from Mirant Americas Energy Marketing at current market prices. During 2002, this sales contract was transferred to Mirant

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

Canal, LLC, one of the Company's subsidiaries, which sells electricity generated by its facilities directly to the two utilities. In addition, Mirant New England, LLC sells energy and capacity, which it purchases from Mirant Americas Energy Marketing, into the New England energy market at current market prices.

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the six months ended June 30, 2002 and 2001, capital contributions received by Mirant Mid-Atlantic under this agreement totaled $24 million and $15 million, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

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

     Through June 30, 2002, Mirant guaranteed up to $50 million of accrued interest in the event that the Company is unable to pay accrued interest on its two credit facilities (see Note I).

     Mirant has entered into letters of credit on behalf of subsidiaries of Mirant Americas Generation relating to the Company's debt obligations and power sales agreements totaling $120 million and $11 million, respectively, as of June 30, 2002. None of these letters of credit were drawn on at June 30, 2002. In the event of a draw on such letters of credit, Mirant Corporation would be obligated to repay the amounts drawn. In January 2003, the letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

F.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the six months ended June 30, 2002 (in millions):

Goodwill, beginning of period (as restated).................   $1,482
Goodwill acquired...........................................       14
Adoption of SFAS No. 141....................................      149
                                                               ------
Goodwill, end of period (as restated).......................   $1,645
                                                               ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     In connection with the adoption of SFAS No. 141 effective January 1, 2002, Mirant Americas Generation reclassified to goodwill a portion of its intangible assets relating to trading rights acquired in business combinations. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million, and decreased intangible assets by a corresponding amount. Since Mirant Americas Generation is not a taxable entity in most jurisdictions, most of the deferred income taxes related to book/tax differences of the assets and liabilities of Mirant Americas Generation are recorded by Mirant Americas. A deferred tax liability was not recognized by Mirant Americas as part of the purchase accounting for the non-deductible goodwill attributed to the Company. A deferred tax liability was recognized for the book/tax basis difference related to the trading rights attributed to the Company. The reclassification of trading rights to goodwill in connection with the adoption of SFAS No. 142 resulted in the reversal of the deferred tax liability previously recorded by Mirant Americas attributable to the trading rights. The reduction in the deferred tax liability at Mirant Americas resulted in a corresponding reduction in the amount of goodwill attributed to the Company.

     Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. Net income for the three and six months ended June 30, 2001 has been adjusted to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 2001       JUNE 30, 2001
                                                     ------------------   ----------------
Net income (as restated)...........................         $511                $445
Amortization of goodwill and trading rights........           13                  24
                                                            ----                ----
     NET INCOME, AS ADJUSTED.......................         $524                $469
                                                            ====                ====

     During the first quarter of 2002, Mirant Americas Generation recorded $14 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation.

     In the fourth quarter of 2002, the Company performed the first step of its annual goodwill impairment evaluation as required by SFAS No. 142. The Company determined that the carrying value of that reporting unit exceeded its fair value. The Company recognized an impairment charge in the fourth quarter of 2002 of $20 million. The impairment was primarily attributable to the loss of future cash flows associated with generation development that has been deferred and certain assets planned to be sold during the upcoming year.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  OTHER INTANGIBLE ASSETS

     Following is a summary of intangible assets as of June 30, 2002 and December 31, 2001 (in millions):

                                                   JUNE 30, 2002                 DECEMBER 31, 2001
                              WEIGHTED              (RESTATED)                      (RESTATED)
                              AVERAGE      -----------------------------   -----------------------------
                            AMORTIZATION   GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                               LIVES           AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                            ------------   --------------   ------------   --------------   ------------
Trading rights............    30 years          $207            $(29)           $406            $(40)
Development rights........    33 years           160              (8)            199              (9)
Emissions allowances......    32 years           131              (6)            131              (4)
Other intangibles.........    30 years            14              (1)             18              (4)
                                                ----            ----            ----            ----
     TOTAL OTHER
       INTANGIBLE
       ASSETS.............                      $512            $(44)           $754            $(57)
                                                ====            ====            ====            ====

     All of Mirant Americas Generation's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. In 2002 and 2001, amortization expense for the three and six months ended June 30 was approximately $4 million and $8 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $17 million for the year ended December 31, 2002 and $17 million for each of the following four years.

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

     During the six months ended June 30, 2002, the Company transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process.

G.  DERIVATIVE FINANCIAL INSTRUMENTS

     Mirant Americas Generation uses derivative financial instruments to manage cash flow exposures arising from changes in commodity market prices, principally for energy sales and fuel requirements, and in the past has used derivative instruments to manage these exposures arising from variable interest rates. Mirant Americas Generation's objective for holding derivative financial instruments is to provide a degree of stability to the Company's cash flows during periods of significant volatility in commodity prices. All price risk management activities are performed for the Company by Mirant Americas Energy Marketing under an affiliate agreement (Note E).

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time Mirant Americas Generation also enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These interest rate swaps are designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash flow hedges, the changes in the fair value of the swaps are deferred in OCI, and reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining term of the hedged instruments. At June 30, 2002, the Company was not a party to any interest rate swaps. During the three and six months ended June 30, 2002, the Company reclassified $2 million and $3 million, respectively, in interest rate hedging losses from OCI to earnings. Mirant Americas Generation estimates that $6 million of interest rate hedging losses included in OCI as of June 30, 2002 will be reclassified from OCI into earnings within the next twelve months as certain forecasted interest payments are made. The Company expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

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

     Power sales agreements, such as the ECSA, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative financial instruments in the accompanying unaudited condensed consolidated balance sheets.

     As discussed in Note C, the Company determined that certain derivative financial instruments previously accounted for as cash flow hedges under SFAS No. 133 do not qualify for cash flow hedge accounting. Accordingly, all realized and unrealized gains and losses associated with these derivative transactions have been recognized in earnings in 2001 (in the period incurred).

     At June 30, 2002, our derivative financial instruments have terms extending through 2010. The net notional amount, or net long (short) position, of our derivative financial instruments at June 30, 2002 was approximately (4) million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments at June 30, 2002:

                                                 NOMINAL UNITS         EQUIVALENT MWH     AVERAGE DURATION
                                                  LONG (SHORT)          LONG (SHORT)          (YEARS)
                                               --------------------  -------------------  ----------------
Electricity ...............................    (17) million MWh         (17) million            1.43
Natural gas ...............................      56 million mmbtu        5.6 million            1.21
Crude oil .................................     2.3 million barrels      1.1 million            2.19
Residential fuel ..........................       8 million barrels        5 million            1.01

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

H.  OTHER COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax are as follows (in millions):

BALANCE, DECEMBER 31, 2001 (AS RESTATED)....................   $(75)
                                                               ----
Other comprehensive income for the period:
  Reclassification to earnings, net of tax effect of $(7)...      9
                                                               ----
Other comprehensive income (as restated)....................      9
                                                               ----
BALANCE, JUNE 30, 2002 (AS RESTATED)........................   $(66)
                                                               ====

     The $66 million in accumulated other comprehensive loss at June 30, 2002 is associated with deferred interest rate swap hedging losses.

     Mirant Americas Generation estimates that $6 million of interest rate hedging losses included in other comprehensive loss as of June 30, 2002 will be reclassified to earnings within the next twelve months as certain forecasted interest payments are made. The Company expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

I.  DEBT

     The Company is in default on approximately $2.8 billion of currently outstanding debt. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts, and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization.

     At June 30, 2002 and December 31, 2001, Mirant Americas Generation's debt was as follows (in millions):

                                                      JUNE 30,   DECEMBER 31,   SECURED/
                                                        2002         2001       UNSECURED
                                                      --------   ------------   ---------
SENIOR NOTES:
7.625% notes, due 2006..............................   $  500       $  500      Unsecured
7.20% notes, due 2008...............................      300          300      Unsecured
8.30% notes, due 2011...............................      850          850      Unsecured
8.50% notes, due 2021...............................      450          450      Unsecured
9.125% notes, due 2031..............................      400          400      Unsecured
BANK ARRANGEMENTS:
$250 million credit facility expiring October
  2004..............................................       73           73      Unsecured
$50 million credit facility expiring October 2004...       --           --      Unsecured
Unamortized debt discount...........................       (6)          (6)
                                                       ------       ------
     Total long-term debt...........................   $2,567       $2,567
                                                       ======       ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  CREDIT FACILITIES

     At June 30, 2002, the Company had two credit facilities, each entered into in August 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of June 30, 2002, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.09%. As of June 30, 2002, there were no borrowings under Credit Facility C. Under each of the credit facilities, the Company pays interest and facility/commitment fees (0.25% at June 30, 2002) in an amount determined by reference to its then existing credit rating.

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

     The Company's credit facilities limit the ability of its designated subsidiaries -- essentially the subsidiaries that hold its California, New England and New York assets -- to incur indebtedness. Under the credit facilities, the maximum debt at the designated subsidiaries is limited to $200 million (if investment grade) or $100 million (if non-investment grade). In addition, the Company's credit facilities provide that, within 18 months of its receipt of the proceeds of any sale of any asset, other than "Exempt Asset Sale Proceeds," the Company (a) shall invest such proceeds in assets in a similar or related line of business, and/or (b) shall apply such proceeds to the repayment of debt under the credit facilities. "Exempt Asset Sale Proceeds" means (x) proceeds from the sale of assets in the ordinary course, to conform to regulation or of short-term marketable securities, (y) proceeds of any sale of an asset of Mirant Americas Generation at the time the credit facilities were entered into ("Existing Asset"), except proceeds from the sale of Existing Assets having a net book value equal to the amount by which (a)(I) the aggregate net book value of all Existing Assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus (II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at June 30, 1999; and (z) proceeds of any sale of an asset of Mirant Americas Generation, except proceeds from the sale of assets having a net book value equal to the amount by which
(a)(I) the aggregate net book value of assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus (II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at the date of its most recent balance sheet.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     In addition to these covenants and terms, the Credit Facility C has a clean-up provision, which requires that at least once in each twelve month period that there shall not be any advances outstanding for a period of 10 consecutive days. As a result, amounts outstanding under this facility are deemed current obligations.

     Each of the Company's credit facilities includes certain events of default typical of such credit facilities, including (a) a cross acceleration provision pursuant to which a default under such facility would be triggered if the Company failed to pay any principal, premium or interest in excess of $50 million on any outstanding debt obligation, and (b) a change of control default triggered if the Company ceases to be controlled by Mirant.

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

J.  COMMITMENTS AND CONTINGENCIES

  LITIGATION AND OTHER CONTINGENCIES

     As discussed in Item 3 of the Company's Form 10-K/A for the period ended December 31, 2002 and footnote 12 to the financial statements included in that Form 10-K/A, the Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below and in its Form 10-K/A for the period ended December 31, 2002 or the ultimate amount of potential losses. Pursuant to SFAS No. 5, "Accounting for Contingencies," management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses resulting from these legal proceedings could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Reference is made to the Company's Form 10-K/A for the period ended December 31, 2002, filed on April 30, 2003, for a complete description of the matters described below that were initiated prior to April 30, 2003.

     As discussed above under Note A -- Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, the Mirant Debtors, including Mirant Americas Generation, LLC, filed voluntary petitions

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

for relief under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or litigation.

  California and Western Power Markets

     As discussed in Item 3 of the Company's Form 10-K/A for the period ended December 31, 2002 and footnote 12 to the financial statements included in that Form 10-K/A, the Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California Attorney General, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the Federal Energy Regulatory Commission (the "FERC"). In addition, civil and criminal investigations have been initiated by the Department of Justice, the General Accounting Office, the FERC and various states' attorneys general.

     In an order issued July 25, 2001, the FERC initiated a proceeding to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In an order issued June 25, 2003, the FERC ruled that no refunds were required and terminated the proceeding. Certain parties to the proceeding have filed a request for rehearing by the FERC.

     On July 9, 2003, the United Sates District Court for the Southern District of California entered an order remanding the Millar suit to the California state court.

     On May 19, 2003, the United States District Court for the Southern District of California denied motions filed by the plaintiffs seeking to have the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits filed between April 23, 2002 and May 24, 2002 remanded to the California state courts in which they were originally filed and from which they had been removed by the defendants. The Mirant Americas Generation entities and the other defendants have filed motions to dismiss in those cases.

     On July 8, 2003, the Superior Court for the County of Los Angeles dismissed the Bustamante v. The McGraw-Hill Companies, Inc., et al. suit that had been filed November 20, 2002, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court did grant the plaintiffs leave to file an amended complaint. On August 13, 2003, the plaintiff filed an amended complaint asserting claims under California's Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including various of the Company's subsidiaries. The amended complaint alleges that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserts, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

The suit is brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit seeks, among other things, disgorgement of profits, restitution, treble damages and injunctive relief.

     On May 5, 2003, the United States District Court for the District of Oregon granted a motion filed by the plaintiff seeking to dismiss the Lodewick suit without prejudice. On June 2, 2003, the United States District Court for the Western District of Washington granted a motion filed by the plaintiff seeking to dismiss without prejudice the Symonds suit.

     On April 28, 2003, a purported class action suit, Egger et al. v. Dynegy, Inc. et al., was filed in the Superior Court for the County of San Diego, California, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana from January 1, 1999. The plaintiffs allege that the defendants engaged in unlawful, unfair, and deceptive practices in the California and western wholesale electricity markets, including withholding energy from the market to create artificial shortages, creating artificial congestion over transmission lines, selling electricity bought in California to out of state affiliates to create artificial shortages and then selling the electricity back into the state at higher prices. The plaintiffs contend that the defendants conspired among themselves and with subsidiaries of Enron Corporation to withhold electricity from the California Power Exchange Corporation ("PX") and the California Independent System Operator ("CAISO") markets and to manipulate the price of electricity sold at wholesale in the California and western markets. The defendants' unlawful manipulation of the wholesale energy market, the plaintiffs allege, resulted in supply shortages and skyrocketing energy prices in the western United States, which in turn caused drastic rate increases for retail consumers. The plaintiffs assert claims under California's antitrust statute and its Unfair Competition Act. The plaintiffs contend that the defendants' alleged wrongful conduct has caused damages in excess of one billion dollars and seek treble damages, injunctive relief, restitution, and an accounting of the wholesale energy transactions entered into by the defendants from 1998. The defendants have removed the suit to the United States District Court for the Southern District of California.

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the PX and the CAISO for certain power purchases, including purchases from Mirant Americas Energy Marketing for which the Company bears the risk of recovery under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets. Both the PX and PG&E filed for bankruptcy protection in 2001. As of June 30, 2002, the Company has outstanding receivables for power sales made in California totaling $302 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding it initiated in July 2001 to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

     FERC Show Cause Proceeding Relating to Trading Practices: On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant Americas Generation entities and Mirant Americas Energy Marketing, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant Americas Generation entities and Mirant Americas Energy Marketing, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant Americas Generation entities or Mirant Americas Energy Marketing engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets, the Company could have to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing.

     FERC Investigation Relating to Bidding: The FERC on June 25, 2003 issued an order (the "Bidding Order") initiating an investigation by its staff into bidding practices in the PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant Americas Generation entities and Mirant Americas Energy Marketing. These entities were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the PX and CAISO at prices unrelated to costs. The Bidding Order requires those entities, including the Mirant Americas Generation entities and Mirant Americas Energy Marketing, to demonstrate why bids in the PX and CAISO markets from May 1, 2000 through October 1, 2000 that were in excess of $250 per megawatt hour did not constitute a violation of the CAISO and PX tariffs. If the FERC finds that the Mirant Americas Generation entities or Mirant Americas Energy Marketing engaged in bidding practices that violated the PX or CAISO tariffs between May 1, 2000 through October 1, 2000, the FERC could require the disgorgement of profits made as a result of those bids and could impose other non-monetary penalties. Under its contractual arrangements with Mirant Americas Energy Marketing, the Company could be required to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing with respect to Mirant Americas Energy Marketing's resale of electricity produced by the Company's California generation assets. While the Company believes its bidding practices were legitimate and that it did not violate the appropriate tariffs, the standards by which the FERC will ultimately judge the Company's bidding practices are unclear. Depending on the standards applied by the FERC and if Mirant Americas Generation entities or Mirant Americas Energy Marketing are found by the FERC to have violated the PX or CAISO tariffs, the amount of any disgorgement of profits required or other remedy imposed by the FERC could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     DWR Power Purchases: On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing alleging that the terms of the 19-month agreement Mirant Americas Energy Marketing entered into with the DWR in May 2001 to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 were unjust and unreasonable. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 2001 contract between Mirant Americas Energy Marketing and the DWR. The CPUC and the EOB have filed a motion seeking reconsideration by the FERC of this decision and have stated that, if reconsideration is denied, they will appeal the FERC's decision to the United States Court of Appeals.

     "Reliability-Must-Run" Agreements: Certain of the Company's generating facilities acquired from PG&E are operated subject to "reliability-must-run" ("RMR") agreements. For those plants that are subject to the RMR agreements and from which Mirant Americas Generation has exercised its right to

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

also make market sales, Mirant Americas Generation has been collecting from the CAISO since April 1999 an amount equal to fifty percent of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately three and one-half percent of the annual fixed revenue requirement. In July 2000, Mirant Americas Generation sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

     The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates since June 1, 1999. Amounts collected in excess of those rates, which totaled $267 million and $219 million as of June 30, 2002 and December 31, 2001, respectively are deferred and included in revenues subject to refund in the accompanying consolidated balance sheets. In addition, the Company records accrued interest on such amounts, which amounted to $28 million and $22 million as of June 30, 2002 and December 31, 2001, respectively, and includes such amounts in revenues subject to refund in the accompanying consolidated balance sheets. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however it would have no effect on net income for the periods under review as adequate reserves have been recorded.

  Mirant Americas Generation Bondholder Suit

     On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that the restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation managers. In addition, plaintiffs challenge certain dividends and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars.

  Mirant Americas Generation Securities Class Action

     On June 25, 2003, the Company received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's recent restatement of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  Environmental Liabilities

     In 2000, the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. The consent decree is subject to review and final approval by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could approach $100 million over the approximately five-year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The Company intends to seek bankruptcy court approval of the terms of the consent decree prior to its becoming effective.

  New York Property Tax

     Mirant New York has filed a petition seeking to appeal to the New York Court of Appeals, New York's highest court, the decision issued in April 2003 by the New York Supreme Court, Appellate Division, reversing a judgment that Mirant New York had obtained in January 2002 against the Town of Haverstraw, New York and the Haverstraw Stony Point School District with regard to the Town's and School District's failure to perform under a previously agreed to property tax agreement.

  Dick Corporation Litigation Regarding Kendall Upgrade

     On January 7, 2003, Dick Corporation ("Dick") filed a suit against the Company's subsidiary Mirant Kendall, L.L.C. in the Superior Court for Middlesex County, Massachusetts, entitled Dick Corporation v. Southern Energy Kendall, LLC aka Mirant Kendall, LLC (the "Dick Suit"). Mirant Kendall had contracted with Dick for Dick to engineer, procure and construct an upgrade of an existing power plant facility owned by Mirant Kendall in Cambridge, Massachusetts, to a combined-cycle power plant. In its complaint, Dick asserts claims of breach of contract, quantum meruit, unjust enrichment, and unfair business practices. Dick is seeking damages in excess of $33 million, plus interest and attorneys' fees, and is seeking to have these damages trebled under Massachusetts' unfair business practices statute. The Company considers the likelihood of Dick recovering the amount of damages it seeks to be remote. On January 13, 2003, Mirant Kendall filed a breach of contract and declaratory judgment action against Dick in the United States District Court for the District of Massachusetts entitled Mirant Kendall, LLC v. Dick Corporation (the "Mirant Suit"). Mirant Kendall is seeking to recover an unspecified amount of damages,

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

plus interest and attorneys' fees, and is seeking a declaration by the court of its rights under the contract with Dick. Mirant Kendall removed the Dick Suit to the federal district court, and on March 24, 2003 the district court issued an order consolidating the Dick Suit with the Mirant Suit.

     On December 11, 2002, a related suit (the "St. Paul Suit") was filed by St. Paul Mercury Insurance Company ("St. Paul") against Dick, Mirant Kendall, and CNA Insurance Companies in the Superior Court for Middlesex County, Massachusetts. St. Paul is the assignee and subrogee of the rights and remedies of Harding and Smith Corporation, a subcontractor to Dick on the Kendall project. St. Paul has included Mirant Kendall in the lawsuit for the purpose of enforcing its mechanics' lien filed on the Kendall project in the approximate amount of $10 million. Under its contract with Dick, Mirant Kendall is entitled to be indemnified by Dick for the claim asserted by St. Paul against Mirant Kendall. In the St. Paul Suit, Dick on February 24, 2003 filed a cross-claim against Mirant Kendall asserting claims similar to those it made in the Dick Suit. On June 19, 2003, the Middlesex Superior Court stayed those claims against Mirant Kendall pending final resolution of the Dick Suit and the Mirant Suit by the federal district court.

  Texas Commercial Energy Suit

     On July 7, 2003, Texas Commercial Energy announced that it had filed a lawsuit in the United States District Court for the Southern District of Texas against various parties that own generation or sell electricity at wholesale in the Electric Reliability Council of Texas ("ERCOT"), including a Mirant Americas Generation subsidiary. The suit, which is entitled Texas Commercial Energy v. TXU Energy, Inc. et al., alleges that the defendants acting individually and in concert with each other engaged in anti-competitive activities in the ERCOT market in order to fraudulently inflate the price at which they could sell electricity at wholesale and to drive the plaintiff out of the Texas retail market. The wrongful conduct alleged includes such activities as economic withholding of generation, physical withholding of generation and manipulative bidding. The complaint asserts claims for, among other things, violation of federal and Texas antitrust laws, fraud, price fixing, and negligent misrepresentation. The plaintiff alleges it suffered damages in excess of $500 million and seeks treble damages and attorneys' fees. On August 6, 2003, the plaintiff filed an amended complaint that continued to allege wrongful conduct by Mirant Corporation and certain of its subsidiaries but did not name them as defendants in the action.

  Other Legal Matters

     In addition to those discussed above and in the Company's Form 10-K for the period ended December 31, 2002, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

CONTINGENCIES

  Union Negotiations

     In June 2003, Mirant and International Brotherhood of Electrical Workers Union 503 in New York entered into a new labor agreement that is effective from June 1, 2003 until June 1, 2008.

     Effective August 10, 2003, Mirant Mid-Atlantic unilaterally implemented the terms and conditions of a final labor agreement proposed to power plant employees represented by Local Union 1900, I.B.E.W. at our Mirant Mid-Atlantic plants in Washington D.C., Maryland, and Virginia. There is a risk that there will be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of these plants to produce energy.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

COMMITMENTS

  Fuel Supply Agreements

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, as of July 1, 2002, total estimated minimum commitments under this agreement were $546 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated book value.

     The Company has also entered into a fuel supply agreement with an independent third party to provide a minimum of 90% of the coal burned at one of the New York facilities through 2007. The Company has entered into a related transportation agreement for that coal through March of 2004.

     Substantially all of the Company's fuel requirements are fulfilled through these two agreements and its arrangements with Mirant Americas Energy Marketing for fuel supply (Note E).

     Mirant Americas Generation has total minimum commitments under fuel purchase and transportation agreements of $657 million at June 30, 2002.

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

  Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost. As of June 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $194 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Some of these agreements have terms that allow for potential cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $194 million. These projected commitments reflect original contract pricing and are subject to an annual inflationary adjustment.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  Operating Leases

     Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against the Company and its subsidiaries, including Mirant Mid-Atlantic, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts, and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization. Therefore, the amounts outstanding under the lease as termination value or otherwise may not reflect actual cash outlays in the future period.

     Although Mirant Mid-Atlantic has historically accounted for these leases as operating leases, due to the Chapter 11 filings, the appropriate characterization of Mirant Mid-Atlantic's obligations thereunder is subject to a determination by the Bankruptcy Court. The Company cannot currently determine the effect of a recharacterization of these obligations by the Bankruptcy Court.

     In conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 years and 28.5 years, respectively. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million for both the three months ended June 30, 2002 and 2001 and $48 million for both the six months ended June 30, 2002 and 2001 and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of income. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for those leases on a straight line basis. As of June 30, 2002 and December 31, 2001, the Company has paid approximately $83 million and $131 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rental expense and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets.

     As of June 30, 2002, the total notional minimum lease payments for the remaining term of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

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

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and six months ended June 30, 2002 and 2001. The aggregate minimum lease payments for the remaining life of these leases as of June 30, 2002 was approximately $5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

CHAPTER 11 PROCEEDINGS

     On July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States, including Mirant Americas Generation, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note A to the Unaudited Condensed Consolidated Financial Statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code."

     Under Chapter 11, we are continuing to operate our business without interruption during the restructuring process as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on our business or the business of Mirant or the timing of their potential emergence from Chapter 11. In addition, since the plan of reorganization has not been prepared, our future results and the future results of Mirant may differ significantly from historical results. If no plan of reorganization is approved, it is possible that our assets and/or the assets of Mirant may be liquidated.

DESCRIPTION OF BUSINESS

     We are a national independent power provider and an indirect wholly owned subsidiary of Mirant Corporation. We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 12,000 MW of electricity generation capacity in the United States and operate 92 generating units at 22 plants located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas, giving us access to a wide variety of wholesale customers.

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

     We and our subsidiaries have entered into a number of service agreements with subsidiaries of Mirant for the sale of our electric power, procurement of fuel, labor and administrative services essential to operating our business. These agreements are primarily with Mirant, Mirant Americas Energy Marketing and Mirant Services. See below under "ECSA with Mirant Americas Energy Marketing," "Power Sale, Fuel Supply and Services Agreement" and Note E to our unaudited condensed consolidated financial statements for a further description of these agreements.

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated unaudited condensed consolidated financial statements of the Company as of June 30, 2002 and for each of the three and six months ended June 30, 2002 and June 30, 2001 and the restated condensed consolidated balance sheet as of December 31, 2001 to correct certain errors the

Company identified in its previously issued financial statements. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing in applying purchase accounting to the PEPCO acquisition, adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 by:

     - reducing its originally reported current assets by $57 million, increasing noncurrent assets by $48 million, reducing current liabilities by $38 million, reducing noncurrent liabilities by $50 million and increasing member's equity by $79 million as of June 30, 2002;

     - changing its previously reported results of operations for the three months ended June 30, 2002 from previously reported net income of $33 million to net income of $41 million, changing its previously reported results of operations for the three months ended June 30, 2001 from previously reported net income of $16 million to net income of $511 million;

     - changing its previously reported results of operations for the six months ended June 30, 2002 from previously reported net income of $110 million to net income of $81 million, changing its previously reported results of operations for the six months ended June 30, 2001 from previously reported net income of $93 million to net income of $445 million;

     - increasing cash provided by operating activities by $6 million, increasing cash used in investing activities by $10 million and decreasing cash used in financing activities by $7 million for the six months ended June 30, 2002; and

     - decreasing cash provided by operating activities by $138 million, decreasing cash used in investing activities by $154 million and decreasing cash used in financing activities by $5 million for the six months ended June 30, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three and six months ended June 30, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report.

     In addition, the Company has reclassified the presentation of operations of the State Line generating facility as discontinued operations pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and six months ended June 30, 2002, the Company recorded restructuring charges of $6 million and $10 million, respectively, for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

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

     We retain the ultimate credit risk from the sales to third parties that Mirant Americas Energy Marketing engages in on our behalf, except for sales under Mirant Mid-Atlantic's Energy and Capacity Sales Agreement ("ECSA") under which our credit risk is with Mirant Americas Energy Marketing. Under the Power and Fuel Agreement, which became effective on May 1, 2003, our credit risk is also with Mirant Americas Energy Marketing.

     During the three and six months ended June 30, 2002, our most significant fixed price agreements were Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements") and our agreement with the DWR entered into on our behalf by Mirant Americas Energy Marketing, which represented approximately 30% and 14%, respectively, of our operating revenues during the three months ended June 30, 2002 and 31% and 15%, respectively, of our operating revenues during the six months ended June 30, 2002.

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

     At inception of the ECSA, the aggregate amount attributable to the favorable pricing variance was approximately $167 million. The amount relating specifically to Mirant Mid-Atlantic's owned or leased facilities of $120 million was accounted for as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in its unaudited condensed consolidated financial statements. When Mirant Mid-Atlantic entered into the agreement, it assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Mirant Mid-Atlantic's facilities provided for in the ECSA. In January 2002, Mirant Americas Energy Marketing exercised its option to increase the committed capacity to 100% of the total output of the Company's facilities. As a result, Mirant Mid-Atlantic recorded an additional equity contribution of $53 million in the first quarter of 2002 attributable to the favorable pricing terms of this additional 25% of the capacity and output. This adjustment is also reflected in our unaudited condensed consolidated financial statements as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $33 million and $61 million for the three and six months ended June 30, 2002. These amounts are generally received in the month following the month the related revenue is recognized, and are recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, Mirant Mid-Atlantic received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million represents the favorable pricing variance over the remaining six months of 2002.

     The revenues recognized under the ECSA were not adjusted for subsequent changes in market prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

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

     Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement. Under this agreement Mirant Americas Energy Marketing purchases Mirant Mid-Atlantic's energy products at market prices and resells them in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, Mirant Mid-Atlantic has credit exposure to Mirant Americas Energy Marketing for essentially all of its revenues. Mirant Mid-Atlantic will pay Mirant Americas Energy Marketing a fee of $7 million per year under the Power and Fuel Agreement, the same amount as had previously been payable under the services and risk management agreement, which was terminated at the same date as the ECSA.

     Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. However, as a result of higher spot prices in the PJM in the first quarter of 2003, had Mirant Mid-Atlantic received market prices for its energy, Mirant Mid-Atlantic would have received approximately $71 million more in cash flows than it received under the ECSA. For the remainder of 2003 as a whole, the forward price curves at May 1, 2003, the termination date of the ECSA, indicated that cash flows received under the Power and Fuel Agreement were expected to exceed those that would have taken place under the ECSA. Following the termination of the ECSA effective May 1, 2003, Mirant Mid-Atlantic will reverse the remaining capital contribution receivable pursuant to the ECSA that is attributable to periods after April 30, 2003.

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

     Mirant Americas Energy Marketing provides all fuel supply requirements, including fuel oil, gas and coal, for Mirant Mid-Atlantic's generating facilities, except for fuel supplied by third parties for the Morgantown facility. Mirant Mid-Atlantic pays Mirant Americas Energy Marketing the market price for natural gas, including transportation, used at any of its facilities. Mirant Mid-Atlantic pays Mirant Americas Energy Marketing a price based on an index price plus a transportation charge for fuel oil used at the Chalk Point facility. For all other fuel oil, Mirant Mid-Atlantic pays Mirant Americas Energy Marketing's actual cost. Mirant Mid-Atlantic reimburses Mirant Americas Energy Marketing for coal, including transportation, at Mirant Americas Energy Marketing's cost.

     Also, upon Mirant Mid-Atlantic's request, Mirant Americas Energy Marketing procures all emissions credits necessary for the operation of Mirant Mid-Atlantic's generating facilities and sells excess credits. Mirant Americas Energy Marketing charges its actual cost of acquiring the credits and remits the proceeds of any emission credit sales to Mirant Mid-Atlantic.

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

  DWR AGREEMENT

     On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. During the three and six months ended June 30, 2002, the prices realized under our power sales agreement with the DWR were based on the market prices at the time we entered into the agreement. These prices were approximately $150 per MWh. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. Under the RMR condition 2 contract, we will receive less revenue from our California properties in 2003.

  SEASONALITY

     Our revenues are generally affected by seasonal changes in weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce the short-term demand for energy and result in a reduction in wholesale prices. Although the fixed price Mirant Mid-Atlantic received under the ECSA reduced the impact of seasonality on the price we received for our energy from August 1, 2001 to April 30, 2003, our revenues subsequent to April 30, 2003 are expected to be generally more affected by seasonal changes now that Mirant Mid-Atlantic revenues are based on market prices.

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

     Cost of fuel, electricity and other products for our generating facilities is our largest expense representing over 66% of our operating expenses in the six months ended June 30, 2002. Most of our fuel cost results from transactions with an affiliate. Most of our operating subsidiaries have entered into fuel supply agreements with Mirant Americas Energy Marketing for the majority of our fuel needs, the cost of which is charged to our subsidiaries based upon actual costs incurred by them. Mirant Americas Energy Marketing also provides fuel and procures emissions credits necessary for the operation of our generating facilities through services and risk management agreements. We also have agreements with third parties for our fuel needs.

     We have other related party agreements for labor and general and administrative services. These services are essential to the operations of our business. Management believes these costs are reasonable and substantially similar to costs we would incur on a stand-alone basis.

     Our other operating expenses relate primarily to operating leases, maintenance costs, depreciation and amortization of our long-lived assets and certain general and administrative expenses, such as bad debt expense and audit and legal fees.

SPARK SPREADS

     Lower power prices and higher natural gas prices resulted in reduced spark spreads and resulted in lower gross margins in 2002 compared to unusually high spark spreads in 2001 and 2000.

RESULTS OF OPERATIONS

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

THREE MONTHS ENDED JUNE 30, 2002 -- RESTATED

                                                          AFFILIATES   NON-AFFILIATES   TOTAL
                                                          ----------   --------------   -----
Operating Revenues......................................     $602           $ 49        $651
Operating Expenses:
  Cost of fuel, electricity and other products..........      377              7         384
  Depreciation and amortization.........................       --             27          27
  Generation facilities rent............................       --             24          24
  Maintenance...........................................       10             18          28
  Selling, general and administrative...................       20             14          34
  Other operating.......................................       21             35          56
                                                                                        -----
Operating income........................................                                  98
Other income (expense), net.............................       12            (42)        (30)
Provision for income taxes..............................       --             29          29
                                                                                        -----
Income from continuing operations.......................                                $ 39
                                                                                        =====

THREE MONTHS ENDED JUNE 30, 2001 -- RESTATED

                                                         AFFILIATES   NON-AFFILIATES   TOTAL
                                                         ----------   --------------   ------
Operating Revenues.....................................    $2,334          $ 25        $2,359
Operating Expenses:
  Cost of fuel, electricity and other products.........     1,172             5         1,177
  Depreciation and amortization........................        --            42            42
  Generation facilities rent...........................        --            24            24
  Maintenance..........................................         8            31            39
  Selling, general and administrative..................       156            19           175
  Other operating......................................        18            32            50
                                                                                       ------
Operating income.......................................                                   852
Other income (expense), net............................         9           (53)          (44)
Provision for income taxes.............................        --           298           298
                                                                                       ------
Income from continuing operations......................                                $  510
                                                                                       ======

SIX MONTHS ENDED JUNE 30, 2002 -- RESTATED

                                                         AFFILIATES   NON-AFFILIATES   TOTAL
                                                         ----------   --------------   ------
Operating Revenues.....................................    $1,089          $124        $1,213
Operating Expenses:
  Cost of fuel, electricity and other products.........       658             9           667
  Depreciation and amortization........................        --            55            55
  Generation facilities rent...........................        --            48            48
  Maintenance..........................................        21            41            62
  Selling, general and administrative..................        34            24            58
  Other operating......................................        40            71           111
                                                                                       ------
Operating income.......................................                                   212
Other income (expense), net............................        22           (93)          (71)
Provision for income taxes.............................        --            64            64
                                                                                       ------
Income from continuing operations......................                                $   77
                                                                                       ======

SIX MONTHS ENDED JUNE 30, 2001 -- RESTATED

                                                         AFFILIATES   NON-AFFILIATES   TOTAL
                                                         ----------   --------------   ------
Operating Revenues.....................................    $3,430          $ 63        $3,493
Operating Expenses:
  Cost of fuel, electricity and other products.........     2,109            15         2,124
  Depreciation and amortization........................        --            81            81
  Generation facilities rent...........................        --            48            48
  Maintenance..........................................        21            50            71
  Selling, general and administrative..................       170           127           297
  Other operating......................................        38            61            99
                                                                                       ------
Operating income.......................................                                   773
Other income (expense), net............................        16           (94)          (78)
Provision for income taxes.............................        --           257           257
                                                                                       ------
Income from continuing operations......................                                $  438
                                                                                       ======

  SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001 AND YEAR-TO-DATE 2002 VERSUS YEAR-TO-DATE 2001

     Operating revenues. Our operating revenues for the three and six months ended June 30, 2002 were $651 million and $1.2 billion, respectively, a decrease of $1.7 billion, or 72%, and $2.3 billion, or 65%, from the same periods in 2001. The following factors were primarily responsible for the decrease in operating revenues.

     - Our revenues decreased in part due to decreased market prices for power and reduced power sales volumes (both generation and purchased power) particularly in the California market during the first six months of 2002. California accounted for 31% and 32%, respectively, of our operating revenues in the three and six months ended June 30, 2002, as compared to 72% and 69%, respectively, for the same periods in 2001. These decreases represent a decline of $1.5 billion from the three months ended June 30, 2001 to the three months ended June 30, 2002 and a decline of $2.0 billion from the six months ended June 30, 2001 to the six months ended June 30, 2002. Market prices in California declined by nearly 67% from an average price of approximately $198/ MWh in the six months ended June 30, 2001 to an average price of approximately $66/MWh in the six months ended June 30, 2002. Power sales volumes declined by approximately 38% in the six months ended June 30, 2002 as compared to the same period in 2001 due to decreased demand for power in California. Our power sales agreement with the California DWR expired in December 2002. In 2003, the Company converted some of the units (approximately 1,700 of our 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. As a result, revenues will be lower than the previous DWR contract.

     - Revenues from our Mid-Atlantic operations were $208 million and $400 million in the three and six months ended June 30, 2002 as compared to $276 million and $556 million for the same periods in 2001. These decreases of $68 million, or 25%, and $156 million, or 28%, were primarily due to decreased prices for Mirant Mid-Atlantic's energy and Mirant Mid-Atlantic's termination of the use of certain short-term fixed price contracts with Mirant Americas Energy Marketing. As market prices declined in 2001, Mirant Mid-Atlantic began selling energy to Mirant Americas Energy Marketing through a long-term contract, the ECSA (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"), in August 2001.

     - These decreases in revenues were partially offset by operating revenues related to Mirant New England, LLC, which was contributed to us by our parent in January 2002 and by higher revenues earned from operating the Benning and Buzzard Point facilities resulting from an increase in fuel usage at those facilities. In addition, in the six months ended June 30, 2001, the Company recorded a $106 million provision related to receivables due from the PX, the CAISO and Pacific Gas and Electric. This provision was recorded as a reduction of operating revenues in the six months ended June 30, 2001.

     Operating expenses. Our operating expenses for the three and six months ended June 30, 2002 were $553 million and $1.0 billion, respectively, a decrease of $954 million, or 63%, and $1.7 billion, or 63%, from the same periods in 2001. The following factors were primarily responsible for the decrease in operating expenses.

     - Cost of fuel, electricity and other products for the three and six months ended June 30, 2002 was $384 million and $667 million, respectively, compared to $1.2 billion and $2.1 billion for the same periods in 2001. These decreases of $793 million, or 67%, and $1.5 billion, or 69%, were primarily attributable to decreased power sales volumes and lower prices for natural gas, particularly in California, during the first six months of 2002. As noted above, power sales volumes in this region declined by approximately 38%. Prices for natural gas, the primary fuel used for margin-setting the market price for electricity in this region, declined by 64%. In addition, at Mirant Mid-Atlantic, a reduction in the portion of generation from less efficient cycling units reduced fuel costs per megawatt hour in the three and six months ended June 30, 2002, as compared to the same periods in 2001. The decreases in cost of fuel, electricity and other products were partially offset by the purchased power costs of Mirant New England, LLC, which was contributed to us by our parent in January 2002.

     - Depreciation and amortization expenses for the three and six months ended June 30, 2002, were $27 million and $55 million, respectively, compared to $42 million and $81 million for the same periods in 2001. These decreases of $15 million and $26 million, respectively, were primarily a result of the elimination of goodwill amortization from the implementation of SFAS No. 142. Goodwill and trading rights amortization for the three and six months ended June 30, 2001 was $13 million and $24 million, respectively.

     - Maintenance expenses for the three and six months ended June 30, 2002, were $28 million and $62 million, respectively, compared to $39 million and $71 million for the same periods in 2001. These decreases of $11 million, or 28%, and $9 million, or 13%, were primarily due to lower maintenance requirements in the six months ended June 30, 2002 from our plants in the western United States as a result of the reduced demand on those plants during those periods.

     - Selling, general and administrative expenses for the three and six months ended June 30, 2002, were $34 million and $58 million, respectively, compared to $175 million and $297 million for the same periods in 2001. These decreases of $141 million and $239 million were primarily due to a change in the services and risk management agreement with Mirant Americas Energy Marketing (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements") in which the Company was previously charged a bonus based on the percentage by which revenues exceeded costs under the agreement. In the six months ended June 30, 2001, the Company recorded bad debt expense of $73 million related to the California receivables described in Note J of "Notes to the Unaudited Condensed Consolidated Financial Statements".

     Other Expense, net. Other expense, net for the three and six months ended June 30, 2002, was $30 million and $71 million, respectively, compared to $44 million and $78 million for the same periods in 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to an increase in insurance proceeds received and additional interest income from our cash management program with Mirant. The decrease for the six months ended June 30, 2002 was partially offset by higher outstanding debt, higher interest rates, and amortization of interest rate swaps.

     Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2002, were $29 million and $64 million, respectively, compared to a provision of $298 million and $257 million for the same periods in 2001. The change in the income tax provision is primarily due to the change in income from continuing operations. Furthermore, effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our parent, Mirant Americas. At that time, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

  CHANGES IN FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     Results of operations reflect changes in fair value of commodity derivative financial instruments. These changes resulted in net unrealized gains of $10 million and net unrealized losses of $8 million, respectively, in the three and six months ended June 30, 2002, as compared to unrealized gains of $668 million and $445 million, respectively, for the same periods in 2001. Unrealized gains on derivative financial instruments in the three and six months ended June 30, 2001 were primarily due to decreases in forward electricity prices for these periods. As a result of this decrease in electricity prices, the fair value of the commodity derivative financial instruments to sell electricity increased, and this change in fair value was recognized in revenues. Partially offsetting these unrealized gains were unrealized losses on fuel related derivative financial instruments due to decreases in fuel prices. While changes in fair value of commodity derivative financial instruments may cause earnings volatility in the short-term, these derivative financial instruments reduce exposure to market prices.

LIQUIDITY AND CAPITAL RESOURCES

     The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers and others with whom we, Mirant Americas Generation or Mirant may conduct or seek to conduct business.

     During the pendency of the Chapter 11 proceeding, Mirant and the debtor subsidiaries, including the Company and Mirant Mid-Atlantic, will participate in an inter-company cash management program pursuant to which cash balances at Mirant and its participating subsidiaries will be transferred to central concentration accounts and, if necessary, lent to Mirant and its participating subsidiaries to fund working capital and other needs. Such inter-company transfers will be recorded as inter-company loans.

  CASH FLOWS

     In connection with the Chapter 11 filings, Mirant and its debtor subsidiaries, including the Company, have secured a commitment, subject to approval of the Bankruptcy Court and final documentation, for $500 million in debtor-in-possession financing. This commitment expires on September 5, 2003. The Company is currently working with the lender to finalize the facility, however, there can be no assurance that Mirant will be able to close this facility by the expiration date. As of August 15, 2003, Mirant and its subsidiaries had approximately $1.29 billion in total cash, approximately $351 million of which was legally restricted and $125 million of which was held for operating, working capital or other purposes at various subsidiaries. Mirant anticipates that the debtor-in-possession financing, together with its available cash, will be sufficient to fund the operations of Mirant and its subsidiaries during the restructuring process.

     Historically, we have obtained cash from operations, borrowings under credit facilities, issuances of senior debt, borrowings and capital contributions from Mirant and capital contributions pursuant to the ECSA. Because our operations are conducted primarily by our subsidiaries, our cash flows have been dependent upon cash dividends, distributions and other transfers from our subsidiaries, including Mirant Mid-Atlantic. The cash flows received by Mirant Mid-Atlantic from Mirant Americas Energy Marketing as a capital contribution pursuant to the ECSA have been recorded in the accompanying unaudited condensed consolidated statements of cash flows as a financing activity. Effective May 1, 2003, Mirant Mid-Atlantic terminated the ECSA with Mirant Americas Energy Marketing and entered into a Power and Fuel Agreement to sell energy and capacity at market prices.

     Our cash flows related to revenues recognized from our affiliates and non-affiliates, and the related capital contribution received pursuant to the ECSA, generally were received in the month following recognition in the income statement. Our cash payments related to services rendered by our affiliates and non-affiliates generally are paid in the month following the month the services are recorded as an expense.

     Net cash provided by operating activities totaled $410 million for the six months ended June 30, 2002, as compared to $352 million for the same period in 2001. This increase of $58 million was due primarily to a change of $453 million in derivative financial instruments and net decreases in operating assets and increases in operating liabilities of $132 million. These were partially offset by a decrease in net income of $364 million and a change of $136 million in deferred income taxes.

     Net cash used in investing activities totaled $20 million for the six months ended June 30, 2002, as compared to $71 million for the same period in 2001. This change was primarily due to proceeds from the sale of our State Line generating facility of $181 million in the six months ended June 30, 2002. Also contributing to this change were net repayments on notes receivable from affiliates in the six months ended June 30, 2002 of $22 million compared to net increases in notes receivable from affiliates of $65 million for the same period in 2001. This was partially offset by a decrease in net repayments of advances to affiliates which totaled $0 in the six months ended June 30, 2002 compared to $165 million for the same period in 2001. In addition, there was an increase in capital expenditures of $59 million from $171 million in the six months ended June 30, 2001 to $230 million in the six months ended June 30, 2002.

     Net cash used in financing activities totaled $395 million for the six months ended June 30, 2002, as compared to $127 million provided by financing activities for the same period in 2001. This change was primarily due to an increase in dividends paid from $221 million in the six months ended June 30, 2001 to $587 million in the six months ended June 30, 2002. In addition, net proceeds from debt totaled $63 million in the six months ended June 30, 2001 compared to $0 for the same period in 2002. These were partially offset by net proceeds received from notes payable to affiliates of $67 million in the six months ended June 30, 2002 compared to $0 for the same period in 2001, capital contributions of $65 million in the six months ended June 30, 2002 compared to $27 million for the same period in 2001 and capital contributions received pursuant to the ECSA of $53 million in the six months ended June 30, 2002 compared to $0 for the same period in 2001.

     Our liquidity could be impacted by changing prices resulting from abnormal weather, excess generating capacity or reduced demand for electricity.

  NOTES RECEIVABLE FROM AND NOTES PAYABLE TO AFFILIATES

     In December 2000, Mirant Potomac River, LLC ("Mirant Potomac River") and Mirant Peaker, LLC ("Mirant Peaker"), both wholly owned subsidiaries of Mirant, borrowed approximately $223 million from Mirant Mid-Atlantic to finance their acquisition of generation facilities from PEPCO (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"). The notes receivable are unsecured and are due on December 30, 2028 with 10% per annum interest payable semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Up to $8 million per year may be prepaid at the election of the borrower. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $6 million for both the three months ended June 30, 2002 and 2001 and $11 million for both the six months ended June 30, 2002 and 2001.

     During the three and six months ended June 30, 2002, the various operating subsidiaries of Mirant Americas Generation participated in separate cash management agreements with Mirant (see Note E of

"Notes to the Unaudited Condensed Consolidated Financial Statements"), whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand. In addition, the subsidiaries borrowed funds from Mirant under the agreements. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

  CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) and its assets and liabilities to the Company (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"). The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $287 million, respectively, to the Company in the first quarter of 2002. At January 1, 2002, Mirant New England, LLC's most significant asset was a $255 million note receivable from Mirant Americas, Inc. The note receivable is payable on demand and bears interest at 6%, which is payable monthly.

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the six months ended June 30, 2002 and 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $24 million and $15 million, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

  DEBT

     The Company is in default on approximately $2.8 billion of currently outstanding debt. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts, and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization.

     As of both June 30, 2002 and December 31, 2001, the Company had noncurrent notes payable outstanding of $2.6 billion, including senior notes and bank credit facilities (also refer to Note I of "Notes to the Unaudited Condensed Consolidated Financial Statements"). In July 2002, the Company fully drew the commitments under its two revolving credit facilities. The net proceeds from additional borrowings of approximately $227 million were used to repay $131 million of notes payable to affiliates and for working capital and capital expenditures.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of June 30, 2002, there were no events of default under such credit facilities.

  SUBSIDIARY GUARANTEES

     As the Company or its subsidiaries have entered into construction contracts, some of the contracts have required a guarantee by the Company to fulfill the obligation under the contract to pay the amount outstanding in the event that the subsidiary is unable to pay. As of June 30, 2002, these guarantees amounted to $15 million and expire upon completion of the subsidiaries' obligations under the contracts in 2003.

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

     Mirant has provided letters of credit on behalf of Mirant Americas Generation subsidiaries. Mirant has provided letters of credit for Mirant Americas Generation's debt related obligations and power sales obligations totaling $120 million and $11 million, respectively, as of June 30, 2002. None of these letters of credit were drawn on at June 30, 2002. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts. The letter of credit relating to the power sales obligations was terminated in January 2003 in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

  MIRANT MID-ATLANTIC MORGANTOWN AND DICKERSON LEASES

     In connection with Mirant Mid-Atlantic's acquisition of PEPCO's generating assets, several owner lessors each own undivided interests in the Morgantown and Dickerson baseload generating assets. We, through Mirant Mid-Atlantic, have entered into long-term leases for each of these undivided interests. The leases were part of the leveraged lease transactions that raised approximately $1.5 billion, which was used by the owner lessors to acquire the undivided interests in the lease facilities and to pay the lease transaction expenses.

     The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion.

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee and Mirant Mid-Atlantic.

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

     Mirant Mid-Atlantic is in default under the leveraged lease transaction. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries, including Mirant Mid-Atlantic, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts, and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization. Although Mirant Mid-Atlantic has historically accounted for these leases as operating leases, due to the Chapter 11 filings, the appropriate characterization of Mirant Mid-Atlantic's obligations thereunder is subject to a determination of the Bankruptcy Court. The Company cannot currently determine the effect of a recharacterization of these obligations by the Bankruptcy Court.

  MIRANT MID-ATLANTIC'S RESTRICTIONS ON ADDITIONAL INDEBTEDNESS AND PAYMENT OF DIVIDENDS

     During the pendency of the Chapter 11 proceedings, it is not anticipated that any of the debtor subsidiaries of Mirant, including Mirant Mid-Atlantic, will declare or pay dividends.

     Pass through certificates related to the leveraged lease transactions discussed above were issued in December 2000 in connection with the acquisition by the owner lessors of the Morgantown and Dickerson generating facilities. Mirant Mid-Atlantic has entered into long-term leases for these facilities. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. However, because the operating lease payments made by Mirant Mid-Atlantic for the Morgantown and Dickerson generating facilities support the ultimate lessor notes for the facilities, the pass through certificates restrict Mirant Mid-Atlantic's ability to incur further indebtedness in certain circumstances. If the form or purpose of indebtedness is not specifically permitted by the lease agreement, additional indebtedness cannot be incurred unless each of Moody's and S&P confirms the then current rating for the pass through certificates; provided, however, that if the certificates are rated by either agency as below investment grade, the additional indebtedness may not be incurred unless Mirant Mid-Atlantic meets certain coverage ratios. As of August 15, 2003, all ratings of the pass through certificates by S&P, Moody's and Fitch, Inc. ("Fitch") were non-investment grade.

     The pass through certificates also restrict Mirant Mid-Atlantic's ability to make certain payments. Among the limitations is a prohibition on dividend payments, unless certain coverage ratios are met. Specifically, in order to make a dividend distribution, Mirant Mid-Atlantic's fixed charge coverage ratio must exceed 1.7 to 1.0 for the most recently ended four fiscal quarter period as well as for each of the next two periods of four fiscal quarters (a total of eight quarters).

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

  NOX ALLOWANCES

     Our Mid-Atlantic, New York, and New England generating facilities are subject to the northeast ozone transport region NOx allowance cap and trade regulatory program. As part of that regulatory program, the various state regulations allocate NOx emission allowances to covered facilities, and if the allocated allowances are not sufficient to cover actual NOx emissions, facilities must purchase NOx allowances from other facilities. We presently purchase additional NOx allowances in addition to our allocation to cover our emissions. Due to the NOx SIP Call Rule promulgated by the EPA, the number of allowances allocated to our plants has decreased relative to 2002 and the market price for NOx allowances that we need to purchase has increased. While we have seen a significant increase in the volatility of the NOx allowance market during 2003, we expect that the market price of allowances that we need to purchase will trend downward in subsequent years. There can be no assurance that the additional cost we may incur will be recoverable from the revenues we realize.

  UNION NEGOTIATIONS

     In June 2003, Mirant and International Brotherhood of Electrical Workers Union 503 in New York entered into a new labor agreement that is effective from June 1, 2003 until June 1, 2008.

     Effective August 10, 2003, Mirant Mid-Atlantic unilaterally implemented the terms and conditions of a final labor agreement proposed to power plant employees represented by Local Union 1900, I.B.E.W. at our Mirant Mid-Atlantic plants in Washington, D.C., Maryland, and Virginia. There is a risk that there will be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of these plants to produce energy. To mitigate and reduce the risk of disruption as described above, we have engaged in contingency planning for continuation of our generation activities during an adverse collective action by the union.

  RESTRICTION OF NATURAL GAS SUPPLY

     On July 29, 2003 Dominion Transmission Inc. shut off gas to the lateral line owned by Washington Gas which serves the Chalk Point facility. Dominion Transmission plans to increase the operating pressure on the main natural gas pipeline to a level greater than can be received by the lateral line owned by Washington Gas. The Chalk Point facility, at least temporarily, cannot be fueled by natural gas. The generating units affected are cycling units with a capacity of 1,224 MW, owned by Mirant Chalk Point, and peaking units with a capacity of 522 MW, owned or leased by Mirant Peaker. Mirant Chalk Point is a subsidiary of Mirant Mid-Atlantic and Mirant Peaker is an affiliate subject to a capital contribution agreement. All of these units, however, are capable of operating on fuel oil, although their operations can be subject to certain environmental restrictions for some units. The potential impact of operating on fuel oil rather than natural gas is difficult to determine as it is dependent upon a number of factors, including energy prices and the price of natural gas relative to the price of fuel oil, but it could be material. In the event that the impact is significant, it may be possible to implement a technical solution to restore the gas supply at Chalk Point.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As discussed above under Note A to the Company's unaudited condensed consolidated financial statements, on July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We believe our accounting policies related to commodity trading activities, asset realization related to long-lived assets, goodwill and intangibles, income tax accounting and litigation are critical to obtaining an understanding of Mirant Americas Generation's unaudited condensed consolidated financial statements because their application requires significant estimates and judgments by management in preparing these unaudited condensed consolidated financial statements. Because some of the estimates used in these policies are sensitive to changes, the results of any change can have a dramatic impact in the future. At this time, we believe the Chapter 11 filings will adversely impact each of the areas noted above and others such as collectibility of receivables. At this time we cannot predict the impact the Chapter 11 filings will have on our assumptions related to growth rates, cost of capital, retained businesses, markets served and how changes in those assumptions will impact the carrying value of goodwill, other intangible assets, and long-lived assets.

 ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     Derivative financial instruments used for economic hedging and commodity price risk management purposes that do not meet the hedge accounting criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), are recorded at fair value as an adjustment to operating revenue or cost of fuel, electricity and other products. The commodity related derivatives we use are primarily valued through quoted market prices and quantitative models. To the extent that quantitative models are used to value the derivative instruments, we are required to estimate future prices, price correlation, interest rates and market volatility. In addition, these estimates reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The amounts we report as operating revenue or cost of fuel, electricity and other products change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control. As of June 30, 2002, the net fair value of all of our derivative financial instruments, which are marked to market, was approximately $98 million.

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

     In deriving our estimates of forecasted future cash flows, we use our financial forecasts, which were developed based on forward price curves in the near-term liquid period, up to 36 months, and long run marginal cost assumptions for future periods in the plan. The financial forecast assumes asset sales representing approximately 822 MWs of net dependable generating capacity and deferred generation development of 1,330 MWs related to the Contra Costa and Bowline expansions.

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

     In connection with our annual impairment assessment performed as of October 31, 2002, we tested our reporting unit for impairment and recorded an impairment charge of $20 million in the fourth quarter of 2002. At June 30, 2002, $1.6 billion of goodwill was reported on our unaudited condensed consolidated balance sheet. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets and because of the impact that recognizing a larger impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis as follows:

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

  LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1, Legal Proceedings and Note J of "Notes to the Unaudited Condensed Consolidated Financial Statements" contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with commodity prices and interest rates.

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

     From time to time, we enter into derivative financial instruments to manage the market risks associated with the fuel utilized or the electricity produced by our power plants that are not covered by long-term, fixed price contracts. We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps, and option contracts. Futures and certain option contracts are traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

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

VALUE AT RISK

     We use a systematic approach to managing risks associated with our derivative financial instruments. For those transactions that are not designated for cash flow hedge accounting under SFAS No. 133, we use a Value-at-Risk (VaR) model to summarize in dollar terms the market price risk we have and the potential loss in value of our portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that are designated for cash flow hedge accounting, we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

     All of our positions, except those that are designated for cash flow hedge accounting, combined with the similar positions of all of the other subsidiaries of Mirant, are managed based on VaR limits that have been established by the Board of Directors of Mirant. VaR is a statistical measure that is dependent upon a number of assumptions and approximations. The Company uses recent historical price volatility to predict how the value of the portfolio will move in the future. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. If future pricing patterns are not similar to historical patterns, VaR could overstate or understate actual market risks. As a result, even though the portfolio is within the established VaR limit, actual gains or losses can exceed the reported VaR by a significant amount.

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

     The VaR, using our assumed holding periods and a 95% confidence interval, was $12 million as of June 30, 2002. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $4.5 million at June 30, 2002. During the six months ended June 30, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation four times, which falls within our 95% confidence interval. During the second quarter of 2002, Mirant Americas Energy Marketing implemented a new trading system to administer its natural gas transactions. As a result, the natural gas component of Mirant Americas Energy Marketing's total VaR calculation was held constant for a period of approximately 45 days. Mirant Americas Energy Marketing believes this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

     The VaR data presented does not include the derivative financial instruments that were initially designated as cash flow hedges under SFAS No.
133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effect of these derivative financial instruments.

     The following is a summary (as of June 30, 2002) of the units, equivalent megawatt-hours average duration and estimated fair values, by commodity, of the derivative financial instruments that were previously designated as cash flow hedges.

                            NOMINAL UNITS      EQUIVALENT MWH  AVERAGE DURATION     ESTIMATED
                             LONG (SHORT)       LONG (SHORT)       (YEARS)         FAIR VALUE
                         --------------------  --------------  ----------------   -------------
                                                                                  (IN MILLIONS)
Electricity............  (15) million MWh       (15) million          2.19              $71
Natural gas............   29  million mmbtu      2.9 million          1.28               (2)
Crude oil..............    2  million barrels      1 million          1.92                6
Residual fuel..........    8  million barrels      5 million          1.00               12

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at June 30, 2002) by tenor (in millions):

                                   2002       2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                               ------------   ----   ----   ----   ----   ----   ----------   -----
ENERGY COMMODITY INSTRUMENTS:
Electricity..................      $31        $39    $  1   $--    $--    $--       $--        $71
Natural gas..................      (11)         4       3     1      1     --        --         (2)
Crude oil....................        2          1       2     1     --     --        --          6
Residual fuel................        4          6       2    --     --     --        --         12
                                   ---        ---    ----   ---    ---    ---       ---        ---
     TOTAL...................      $26        $50    $  8   $ 2    $ 1    $--       $--        $87
                                   ===        ===    ====   ===    ===    ===       ===        ===

INTEREST RATE RISK

     Our policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time, we also enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These interest rate swaps are designated to hedge the variable interest rate risk in certain underlying debt obligations. For swaps that qualify as cash flow hedges, changes in the fair value of the swaps are deferred in OCI and are reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized as interest expense ratably over the remaining term of the hedged debt instruments.

     To assess our exposure to changes in interest rates, we determine the amount of our variable rate debt that is not hedged by an interest rate swap then adjust this number for the amount of cash and short-term investments having an offsetting exposure. If we sustained a 100 basis point change in interest rates for all variable rate debt and cash, the change would affect net income by less than $1 million per year, based on floating rate balances outstanding at June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     During 2002, the Company's independent auditors identified significant internal control deficiencies at Mirant which collectively constitute a material internal control weakness, the most significant of which relate to its North American commodity trading and risk management operations.

     In addition to the above noted internal control deficiencies at Mirant, the Company and its auditors have identified certain other internal control deficiencies at both the Company and Mirant which, if left uncorrected, could result in a material internal control weakness. Such control deficiencies relate generally to account reconciliation procedures, certain aspects of the financial accounting and reporting process, and controls over certain complex areas of accounting for derivatives and income taxation.

     The Company and Mirant have addressed these internal control deficiencies through a combination of corrective actions and additional manual control procedures and believe that the remedial action taken has mitigated the noted internal control deficiencies.

     Within the 90-day period immediately preceding the filing of this amended quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses, other than those noted above, in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures were effective, as supplemented by the remedial action taken to mitigate identified deficiencies.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note J in the unaudited condensed consolidated financial statements that are a part of this quarterly report on Form 10-Q/A for litigation and other contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

 31.1   --   Certification of Chief Executive Officer Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States
             Code)
 31.2   --   Certification of Chief Financial Officer Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States
             Code)
 32.1   --   Certification of Chief Executive Officer Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States
             Code)
 32.2   --   Certification of Chief Financial Officer Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States
             Code)

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated May 15, 2002. Items 4 and 7 were reported and no financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only matters having reference to such company and any subsidiaries thereof.

                                          MIRANT AMERICAS GENERATION, LLC

                                          By:        /s/ DAN STREEK
                                            ------------------------------------
                                                         Dan Streek
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: August 27, 2003