Form 10-Q/A
period 2002-09-30
MIRANT AMERICAS GENERATING LLC
filed 2003-08-28
CIK 1140761

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no classes of membership interests held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
DEFINITIONS.........................................................      3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...........      4

                      PART I -- FINANCIAL INFORMATION
Item 1  Interim Financial Statements
        Condensed Consolidated Statements of Income.................      6
        Condensed Consolidated Balance Sheets.......................      7
        Condensed Consolidated Statements of Member's Equity........      8
        Condensed Consolidated Statements of Cash Flows.............      9
        Notes to the Unaudited Condensed Consolidated Financial
        Statements..................................................     11
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................     56
Item 3  Quantitative and Qualitative Disclosures about Market
        Risk........................................................     73
Item 4  Controls and Procedures.....................................     76

                       PART II -- OTHER INFORMATION
Item 1  Legal Proceedings...........................................     77
Item 6  Exhibits and Reports on Form 8-K............................     77
        Signatures..................................................     78

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, to correct certain errors. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") in applying purchase accounting to the acquisition of certain assets from Potomac Electric Power Company ("PEPCO"), adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 by:

     - decreasing its originally reported current assets by $58 million, increasing noncurrent assets by $46 million, increasing current liabilities by $2 million, reducing noncurrent liabilities by $97 million and increasing member's equity by $83 million as of September 30, 2002;

     - changing its previously reported results of operations for the three months ended September 30, 2002 from previously reported net income of $29 million to net income of $12 million, changing its previously reported results of operations for the three months ended September 30, 2001 from previously reported net income of $89 million to a net loss of $137 million;

     - changing its previously reported results of operations for the nine months ended September 30, 2002 from previously reported net income of $138 million to net income of $93 million, changing its previously reported results of operations for the nine months ended September 30, 2001 from previously reported net income of $182 million to net income of $308 million;

     - increasing cash provided by operating activities by $5 million, increasing cash used in investing activities by $9 million and decreasing cash used in financing activities by $7 million for the nine months ended September 30, 2002; and

     - decreasing cash provided by operating activities by $159 million, decreasing cash used in investing activities by $169 million and increasing cash provided by financing activities by $7 million for the nine months ended September 30, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three and nine months ended September 30, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report. Additional changes also have been made to reflect the corresponding changes that result from the above restatement adjustments and to update the document to the time of filing. Please note that disclosures of events subsequent to the original filing of our Form 10-Q for September 30, 2002 on December 20, 2002, are provided for the benefit of the users of this amended Form 10-Q and are not a required element of this amendment.

                                  DEFINITIONS

                    TERM                                           MEANING
                    ----                                           -------
Mirant.......................................   Mirant Corporation and its subsidiaries
Mirant Americas..............................   Mirant Americas, Inc.
Mirant Americas Development..................   Mirant Americas Development, Inc.
Mirant Americas Energy Marketing.............   Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation or the Company....   Mirant Americas Generation, LLC and its
                                                subsidiaries
MAGL.........................................   Mirant Americas Generation, LLC (excluding
                                                subsidiaries)
Mirant California............................   Mirant California, LLC
Mirant Chalk Point...........................   Mirant Chalk Point, LLC
Mirant Delta.................................   Mirant Delta, LLC
Mirant Mid-Atlantic..........................   Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York..............................   Mirant New York, Inc. and Mirant New York
                                                Investments, Inc., collectively
Mirant Peaker................................   Mirant Peaker, LLC
Mirant Potomac River.........................   Mirant Potomac River, LLC
Mirant Potrero...............................   Mirant Potrero, LLC
Mirant Services..............................   Mirant Services, LLC
Mirant Texas.................................   Mirant Texas Investments, Inc. and Mirant
                                                Texas Management, Inc., collectively
Mirant Wisconsin.............................   Mirant Wisconsin Investments, Inc.
Neenah.......................................   Mirant Americas Generation's Neenah
                                                generating facility

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

                                                                 FOR THE          FOR THE
                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2002    2001     2002     2001
                                                              ----   ------   ------   ------
                                                               (RESTATED)       (RESTATED)
                                                              (IN MILLIONS)    (IN MILLIONS)
OPERATING REVENUES:
Affiliate...................................................  $591   $1,029   $1,680   $4,459
Non-affiliates..............................................    78       54      194      109
                                                              ----   ------   ------   ------
     Total operating revenues...............................   669    1,083    1,874    4,568
                                                              ----   ------   ------   ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates....................................   408      893    1,064    3,003
Cost of fuel, electricity and other
  products -- non-affiliates................................    36        5       46       19
Depreciation and amortization...............................    28       39       82      119
Generation facilities rent..................................    24       24       72       72
Maintenance -- affiliates...................................    11       10       32       31
Maintenance -- non-affiliates...............................    10       18       51       67
Selling, general and administrative -- affiliates...........    18      170       52      340
Selling, general and administrative -- non-affiliates.......     3       10       30      137
Other -- affiliates, including restructuring charges of $2
  for the three months and $8 for the nine months ended
  September 30, 2002........................................    20       17       60       55
Other -- non-affiliates, including restructuring charges of
  $4 for the three months and $8 for the nine months ended
  September 30, 2002........................................    51       37      121       98
                                                              ----   ------   ------   ------
     Total operating expenses...............................   609    1,223    1,610    3,941
                                                              ----   ------   ------   ------
OPERATING INCOME (LOSS).....................................    60     (140)     264      627
                                                              ----   ------   ------   ------
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates...............................    12        9       41       25
Interest income -- non-affiliates...........................     1        4        1       14
Interest expense -- affiliates..............................    (1)      (3)      (9)      (3)
Interest expense -- non-affiliates..........................   (53)     (90)    (155)    (188)
Other, net..................................................    --        1        9       (1)
                                                              ----   ------   ------   ------
     Total other expense, net...............................   (41)     (79)    (113)    (153)
                                                              ----   ------   ------   ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................    19     (219)     151      474
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................     8      (80)      69      177
                                                              ----   ------   ------   ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................    11     (139)      82      297
                                                              ----   ------   ------   ------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF
  $1 AND $3 FOR THE THREE MONTHS AND $8 AND $7 FOR THE NINE
  MONTHS ENDED 2002 AND 2001, RESPECTIVELY..................     1        2       11       11
                                                              ----   ------   ------   ------
NET INCOME (LOSS)...........................................  $ 12   $ (137)  $   93   $  308
                                                              ====   ======   ======   ======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                       (RESTATED)
                                                                     (IN MILLIONS)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................     $  125          $   15
Receivables:
Customer accounts...........................................         25               8
Affiliates, less allowance for uncollectibles of $123 for
  2002 and 2001.............................................        206             223
Notes receivable from affiliates............................        431             253
Derivative financial instruments............................        128             348
Prepaid rent and other prepayments..........................        163             161
Deferred tax assets.........................................        106             119
Assets held for sale........................................        107             301
Other.......................................................        129             332
                                                                 ------          ------
    Total current assets....................................      1,420           1,760
                                                                 ------          ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      3,051           2,758
                                                                 ------          ------
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................      1,645           1,482
Other intangible assets, net................................        463             697
Notes receivable from affiliates............................        223             223
Derivative financial instruments............................         71              71
Prepaid rent................................................         83              35
Other, less allowance for uncollectibles of $54 and $49 for
  2002 and 2001, respectively...............................         35              39
                                                                 ------          ------
    Total other noncurrent assets...........................      2,520           2,547
                                                                 ------          ------
    TOTAL ASSETS............................................     $6,991          $7,065
                                                                 ======          ======
                             LIABILITIES AND MEMBER'S EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................     $  197          $  126
Payable to affiliates.......................................        122             112
Current portion of long-term debt...........................         50              --
Notes payable to affiliates.................................         50             333
Derivative financial instruments............................         70             314
Revenues subject to refund..................................        329             242
Liabilities related to assets held for sale.................         12              33
Accrued income taxes........................................        119               6
Accrued interest............................................         91              44
Other.......................................................          3              --
                                                                 ------          ------
    Total current liabilities...............................      1,043           1,210
                                                                 ------          ------
NONCURRENT LIABILITIES:
Notes payable and long-term debt............................      2,744           2,567
Derivative financial instruments............................         38              26
Other noncurrent liabilities................................        105             243
                                                                 ------          ------
    Total noncurrent liabilities............................      2,887           2,836
                                                                 ------          ------
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's interest...........................................      3,684           3,008
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................        (47)            (91)
(Accumulated deficit) Retained earnings.....................       (526)            177
Accumulated other comprehensive loss........................        (50)            (75)
                                                                 ------          ------
    Total member's equity...................................      3,061           3,019
                                                                 ------          ------
    TOTAL LIABILITIES AND MEMBER'S EQUITY...................     $6,991          $7,065
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

                                                   CAPITAL       (ACCUMULATED    ACCUMULATED
                                                 CONTRIBUTION      DEFICIT)         OTHER
                                     MEMBER'S     RECEIVABLE       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                     INTEREST   FROM AFFILIATE     EARNINGS         LOSS           INCOME
                                     --------   --------------   ------------   -------------   -------------
                                                                  (IN MILLIONS)
BALANCE, DECEMBER 31, 2001 (AS
  RESTATED)........................   $3,008         $(91)          $ 177           $(75)
Net income (as restated)...........       --           --              93             --            $ 93
Other comprehensive income (as
  restated)........................       --           --              --             25              25
                                                                                                    ----
Comprehensive income (as
  restated)........................                                                                 $118
                                                                                                    ====
Dividends..........................       --           --            (796)            --
Capital contributions -- cash (as
  restated)........................      136           --              --             --
Capital contributions -- noncash
  (as restated)....................      524           --              --             --
Capital contributions receivable
  pursuant to ECSA.................       53          (53)             --             --
Capital contribution received
  pursuant to ECSA.................       --           97              --             --
Push down of tax effects of the
  implementation of SFAS No. 142...      (37)          --              --             --
                                      ------         ----           -----           ----
BALANCE, SEPTEMBER 30, 2002 (AS
  RESTATED)........................   $3,684         $(47)          $(526)          $(50)
                                      ======         ====           =====           ====

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2002     2001
                                                              -----   -------
                                                                (RESTATED)
                                                               (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  93   $   308
                                                              -----   -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     88       136
  Amortization of loss on interest rate swap................      6        48
  Unrealized losses (gains) on derivative financial
     instruments, net.......................................     41      (191)
  Deferred income taxes.....................................    (38)       28
  Restructuring charges, net of amounts paid................     11        --
  Other, net................................................     (6)       (9)
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................     77       (12)
     Accounts receivable, non-affiliates....................     (9)      105
     Other current assets...................................    106       (88)
     Other noncurrent assets................................    (48)        1
     Accounts payable and accrued liabilities...............    117       163
     Payables to affiliates.................................    (41)     (238)
     Accrued income taxes...................................    112        31
     Other current liabilities..............................     46        56
     Other noncurrent liabilities...........................      1         9
                                                              -----   -------
       Total adjustments....................................    463        39
                                                              -----   -------
       Net cash provided by operating activities............    556       347
                                                              -----   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (299)     (296)
Advances to affiliates......................................     (4)     (139)
Repayments of advances to affiliates........................      1       314
Increase in notes receivable from affiliates................   (632)     (461)
Repayments of notes receivable from affiliates..............    717       268
Proceeds received from the sale of State Line, net..........    181        --
Insurance proceeds received.................................      7        13
                                                              -----   -------
     Net cash used in investing activities..................    (29)     (301)
                                                              -----   -------

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2002     2001
                                                              -----   -------
                                                                (RESTATED)
                                                               (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................    427     1,657
Repayment of debt...........................................   (200)   (1,645)
Advances from affiliates....................................      8       189
Repayments of advances from affiliates......................     (8)     (183)
Proceeds from issuance of notes payable to affiliate........    209       221
Repayment of notes payable to affiliate.....................   (290)      (20)
Capital contributions.......................................    129        26
Payment of dividends........................................   (796)     (221)
Capital contributions received from affiliate pursuant to
  ECSA......................................................     97        10
Cash received from contribution of Mirant New England,
  LLC.......................................................      7        --
                                                              -----   -------
     Net cash (used in) provided by financing activities....   (417)       34
                                                              -----   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    110        80
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     15        68
                                                              -----   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 125   $   148
                                                              =====   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........  $ 116   $    60
                                                              =====   =======
Cash paid for income taxes..................................  $   1   $   118
                                                              =====   =======
NONCASH FINANCING ACTIVITIES:
Contribution of notes payable to Mirant Americas to
  equity....................................................  $ 217   $    --
                                                              =====   =======
Capital contribution of Mirant New England, LLC.............  $ 287   $    --
                                                              =====   =======
Capital contributions receivable from affiliate pursuant to
  ECSA......................................................  $  53   $    --
                                                              =====   =======
Capital contribution from forgiveness of tax liability from
  Mirant Americas...........................................  $  20   $    --
                                                              =====   =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

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

     Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty generally based on either the mark-to-market valuations or the actual replacement cost of the positions. Given the inherent uncertainties in mark-to-market valuation, the Company may not be able to realize the net current value of any existing derivative trading contracts that are terminated early as a result of the Chapter 11 filings or other event of default due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights, which will result in a loss of value to Mirant. The ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's existing trading positions.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  CAPITALIZATION OF INTEREST COST

     Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and during the construction period, in accordance with SFAS No. 34 "Capitalization of Interest Cost". The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and nine months ended September 30, 2002 and 2001, the Company incurred the following interest costs on debt payable to non-affiliates (in millions):

                                                            THREE MONTHS     NINE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                           --------------   -------------
                                                           2002     2001    2002    2001
                                                           -----    -----   -----   -----
Total interest costs.....................................   $60      $94    $177    $199
Interest capitalized and included in construction work in
  progress...............................................     7        4      22      11
                                                            ---      ---    ----    ----
INTEREST EXPENSE.........................................   $53      $90    $155    $188
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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At September 30, 2002 and December 31, 2001, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and current notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments and/ or their variable interest rates. The fair value of Mirant Americas Generation's senior long-term debt is estimated based on market quotes.

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

C.  RESTATEMENTS AND RECLASSIFICATIONS

     The unaudited condensed consolidated financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 and the unaudited condensed consolidated balance sheet of the Company as of December 31, 2001 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. In addition, the Company has reclassified certain amounts in the 2002 and 2001 unaudited condensed consolidated financial statements to reflect the adoption of new accounting standards.

  DISCONTINUED OPERATIONS

     The financial statements for prior years have been reclassified to report the revenues and expenses of the components of the Company that were disposed of as discontinued operations pursuant to SFAS No. 144. Income from discontinued operations for the three and nine months ended September 30, 2002 and 2001 includes the following components of the Company that have been disposed of: the State Line generating facility in Indiana and the Neenah generating facility in Wisconsin.

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

     A summary of operating results for these discontinued operations for the three and nine months ended September 30, 2002 and 2001 follows (in millions):

                                                             THREE MONTHS     NINE MONTHS
                                                                ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   --------------
                                                            2002     2001    2002     2001
                                                            -----    -----   -----    -----
Operating revenues........................................   $3       $18     $35      $52
Operating expenses, including other (expense) income,
  net.....................................................    1        13      16       34
                                                             --       ---     ---      ---
Income before income taxes................................    2         5      19       18
Income taxes..............................................    1         3       8        7
                                                             --       ---     ---      ---
     NET INCOME...........................................   $1       $ 2     $11      $11
                                                             ==       ===     ===      ===

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The table below presents the components of the balance sheet accounts, classified as current assets and liabilities held for sale as of September 30, 2002 and December 31, 2001 (in millions):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
CURRENT ASSETS:
Cash........................................................      $  2            $ --
Accounts and notes receivable...............................         2               9
Fuel stock..................................................         1               3
Prepayments.................................................         2               3
Property, plant and equipment...............................       100             277
Intangibles.................................................        --               9
                                                                  ----            ----
     TOTAL CURRENT ASSETS HELD FOR SALE.....................      $107            $301
                                                                  ====            ====
CURRENT LIABILITIES:
Taxes and other payables....................................      $  7            $ 15
Deferred taxes..............................................         5              18
                                                                  ----            ----
     TOTAL CURRENT LIABILITIES RELATING TO ASSETS HELD FOR
       SALE.................................................      $ 12            $ 33
                                                                  ====            ====

  RECLASSIFICATIONS

     The Company has changed its classification, on the accompanying unaudited condensed consolidated statements of income, of realized and unrealized gains and losses related to derivative financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related derivative financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related derivative financial instruments are included in cost of fuel, electricity and other products. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact the Company's gross margin or net income. The Company has also recorded reclassifications to balances of affiliate receivables, current portion of prepaid rent, goodwill and other intangible assets, net, other assets and payables to affiliates in the September 30, 2002 and December 31, 2001 balance sheets.

  Three Months Ended September 30, 2002

     Other expense decreased by $23 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

  Nine Months Ended September 30, 2002

     Other expense decreased by $70 million primarily due to a $72 million reclassification of generation facilities rent to a separate caption.

  Three Months Ended September 30, 2001

     Operating revenues increased by $4 million due to the reclassification of interest expense which previously had been recorded as a reduction of revenue.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Other expense decreased by $26 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

  Nine Months Ended September 30, 2001

     Operating revenues increased by $9 million due to the reclassification of interest expense which previously had been recorded as a reduction of revenue.

     Other expense decreased by $67 million primarily due to a $72 million reclassification of generation facilities rent to a separate caption.

  RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144 for discontinued operations and certain other reclassifications, management has identified certain errors which necessitated a restatement of the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001.

     The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 (in millions).

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues.......................      $794              $ --             $(125)       $669
Operating Expenses:
Cost of fuel, electricity and other
  products...............................       520                --               (76)        444
Depreciation and amortization............        28                --                --          28
Generation facilities rent...............        --                24                --          24
Maintenance..............................        22                (1)               --          21
Selling, general and administrative......        21                --                --          21
Other....................................        92               (23)                2          71
                                               ----              ----             -----        ----
     Total operating expenses............       683                --               (74)        609
                                               ----              ----             -----        ----
Operating Income.........................       111                --               (51)         60
                                               ----              ----             -----        ----
     Other (expense) income, net.........       (42)               --                 1         (41)
                                               ----              ----             -----        ----
Income From Continuing Operations Before
  Income Taxes...........................        69                --               (50)         19
Provision for (Benefit from) Income
  Taxes..................................        42                --               (34)          8
                                               ----              ----             -----        ----
Income From Continuing Operations........        27                --               (16)         11
Income from Discontinued Operations, net
  of tax.................................         2                --                (1)          1
                                               ----              ----             -----        ----
     Net Income..........................      $ 29              $ --             $ (17)       $ 12
                                               ====              ====             =====        ====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Operating revenues for the three months ended September 30, 2002 were adjusted by $125 million primarily as a result of a $124 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Cost of fuel, electricity and other products decreased by $76 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Provision for income taxes decreased by $34 million due to tax effects of the restatement adjustments.

                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues.......................     $2,058             $ --             $(184)      $1,874
Operating Expenses:
Cost of fuel, electricity and other
  products...............................      1,203               --               (93)       1,110
Depreciation and amortization............         84               --                (2)          82
Generation facilities rent...............         --               72                --           72
Maintenance..............................         85               (2)               --           83
Selling, general and administrative......         85               --                (3)          82
Other....................................        239              (70)               12          181
                                              ------             ----             -----       ------
     Total operating expenses............      1,696               --               (86)       1,610
                                              ------             ----             -----       ------
Operating Income.........................        362               --               (98)         264
                                              ------             ----             -----       ------
Other (expense) income, net..............       (117)              --                 4         (113)
                                              ------             ----             -----       ------
Income From Continuing Operations Before
  Income Taxes...........................        245               --               (94)         151
Provision for (Benefit from) Income
  Taxes..................................        116               --               (47)          69
                                              ------             ----             -----       ------
Income from Continuing Operations........        129               --               (47)          82
Income from Discontinued Operations, net
  of tax.................................          9               --                 2           11
                                              ------             ----             -----       ------
     Net Income..........................     $  138             $ --             $ (45)      $   93
                                              ======             ====             =====       ======

     Operating revenues for the nine months ended September 30, 2002 were adjusted by $184 million primarily as a result of the following restatement adjustments:

     - a $177 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $6 million decrease to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products decreased by $93 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Other expense changed by $12 million primarily as a result of reflecting restructuring charges for severance of $8 million in the proper period.

     Provision for income taxes decreased by $47 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues.......................     $1,291             $  4             $(212)      $1,083
Operating Expenses:
Cost of fuel, electricity and other
  products...............................        780               --               118          898
Depreciation and amortization............         39               --                --           39
Generation facilities rent...............         --               24                --           24
Maintenance..............................         26                2                --           28
Selling, general and administrative......        184               --                (4)         180
Other....................................         77              (26)                3           54
                                              ------             ----             -----       ------
     Total operating expenses............      1,106               --               117        1,223
                                              ------             ----             -----       ------
Operating Income.........................        185                4              (329)        (140)
                                              ------             ----             -----       ------
     Other (expense), net................        (35)              (4)              (40)         (79)
                                              ------             ----             -----       ------
Income (Loss) From Continuing Operations
  Before Income Taxes....................        150               --              (369)        (219)
Provision for (Benefit from) Income
  Taxes..................................         64               --              (144)         (80)
                                              ------             ----             -----       ------
Income (Loss) From Continuing
  Operations.............................         86               --              (225)        (139)
Income from Discontinued Operations, net
  of tax.................................          3               --                (1)           2
                                              ------             ----             -----       ------
     Net Income (loss)...................     $   89             $ --             $(226)      $ (137)
                                              ======             ====             =====       ======

     Operating revenues for the three months ended September 30, 2001 were adjusted by $212 million primarily as a result of the following restatement adjustments:

     - a $234 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $25 million increase to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products for the three months ended September 30, 2001 was adjusted by $118 million as a result of the following restatement adjustments:

     - a $85 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $33 million increase to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Other expense changed by $40 million primarily as a result of losses of $42 million on interest rate hedges previously accounted for as cash flow hedges under SFAS No. 133.

     Provision for income taxes decreased by $144 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues.......................     $4,205             $  9             $354        $4,568
Operating Expenses:
Cost of fuel, electricity and other
  products...............................      2,883               --              139         3,022
Depreciation and amortization............        118               --                1           119
Generation facilities rent...............         --               72               --            72
Maintenance..............................         99               (1)              --            98
Selling, general and administrative......        481               (4)              --           477
Other....................................        220              (67)              --           153
                                              ------             ----             ----        ------
     Total operating expenses............      3,801               --              140         3,941
                                              ------             ----             ----        ------
Operating Income.........................        404                9              214           627
                                              ------             ----             ----        ------
     Other (expense), net................       (100)              (9)             (44)         (153)
                                              ------             ----             ----        ------
Income From Continuing Operations Before
  Income Taxes...........................        304               --              170           474
Provision for Income Taxes...............        133               --               44           177
                                              ------             ----             ----        ------
Income from Continuing Operations........        171               --              126           297
Income from Discontinued Operations, net
  of tax.................................         11               --               --            11
                                              ------             ----             ----        ------
     Net Income..........................     $  182             $ --             $126        $  308
                                              ======             ====             ====        ======

     Operating revenues for the nine months ended September 30, 2001 was adjusted by $354 million primarily as a result of the following restatement adjustments:

     - a $335 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $23 million increase to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products for the nine months ended September 30, 2001 were adjusted by $139 million as a result of the following restatement adjustments:

     - a $113 million increase to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $26 million increase to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Other expense changed by $44 million primarily as a result of losses of $45 million on interest rate hedges previously accounted for as cash flow hedges under SFAS No. 133.

     Provision for income taxes increased by $44 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following tables and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed consolidated balance sheet as of September 30, 2002 (in millions).

                                                             AT SEPTEMBER 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
                                               ASSETS
Current Assets:
Cash and cash equivalents................     $  121             $ --             $  4        $  125
Receivables:
  Customer accounts......................         25               --               --            25
  Affiliates, less allowance for
     uncollectibles of $123..............        273              (51)             (16)          206
Notes receivable from affiliates.........        431               --               --           431
Assets from risk management activities...         15               --              (15)           --
Derivative financial instruments.........        109               --               19           128
Prepaid rent and other prepayments.......        166               --               (3)          163
Deferred income taxes....................        105               --                1           106
Assets held for sale.....................        105               --                2           107
Other....................................        128               --                1           129
                                              ------             ----             ----        ------
     Total current assets................      1,478              (51)              (7)        1,420
                                              ------             ----             ----        ------
Property, plant and equipment, net.......      3,050               --                1         3,051
                                              ------             ----             ----        ------
Other Noncurrent Assets:
Goodwill, net............................      1,599               --               46         1,645
Other intangible assets, net.............        461               --                2           463
Notes receivable from affiliates.........        223               --               --           223
Assets from risk management activities...         13               --              (13)           --
Derivative financial instruments.........         58               --               13            71
Prepaid rent.............................         83               --               --            83
Other, less allowances for uncollectibles
  of $54.................................         38               --               (3)           35
                                              ------             ----             ----        ------
     Total other noncurrent assets.......      2,475               --               45         2,520
                                              ------             ----             ----        ------
     Total assets........................     $7,003             $(51)            $ 39        $6,991
                                              ======             ====             ====        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                             AT SEPTEMBER 30, 2002
                                           ----------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                           -------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
                             LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities............................     $  195             $ --             $  2        $  197
Payable to affiliates....................        179              (51)              (6)          122
Current portion of long-term debt........         --               --               50            50
Notes payable to affiliates..............         50               --               --            50
Liabilities from risk management
  activities.............................         16               --              (16)           --
Derivative financial instruments.........         50               --               20            70
Revenues subject to refund...............        329               --               --           329
Liabilities related to assets held for
  sale...................................         12               --               --            12
Accrued income taxes.....................        117               --                2           119
Accrued interest.........................         91               --               --            91
Other....................................          2               --                1             3
                                              ------             ----             ----        ------
     Total current liabilities...........      1,041              (51)              53         1,043
                                              ------             ----             ----        ------
Noncurrent Liabilities:
Notes payable and long-term debt.........      2,794               --              (50)        2,744
Liabilities from risk management
  activities.............................          9               --               (9)           --
Derivative financial instruments.........         28               --               10            38
Other noncurrent liabilities.............        153               --              (48)          105
                                              ------             ----             ----        ------
     Total noncurrent liabilities........      2,984               --              (97)        2,887
                                              ------             ----             ----        ------
Member's Equity:
Member's interest........................      3,628               --               56         3,684
Capital contribution receivable from
  affiliate pursuant to ECSA.............        (47)              --               --           (47)
Accumulated deficit......................       (550)              --               24          (526)
Accumulated other comprehensive loss.....        (53)              --                3           (50)
                                              ------             ----             ----        ------
     Total member's equity...............      2,978               --               83         3,061
                                              ------             ----             ----        ------
     Total liabilities and member's
       equity............................     $7,003             $(51)            $ 39        $6,991
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

     Notes payable and long-term debt decreased by $50 million as a result of the classification of the outstanding borrowings on Credit Facility C as current portion of long-term debt. This classification was a result of a provision under Credit Facility C that requires that at least once in each twelve month period there shall not be any advances outstanding for a period of ten consecutive days.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                     REPORTED(1)     OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
                                                   ASSETS
Current Assets:
Cash and cash equivalents.........     $   15          $  --             $ --              $--        $   15
Receivables:
  Customer accounts...............          8             --               --               --             8
  Affiliates, less allowance for
     uncollectibles of $123.......        223             --               --               --           223
Notes receivable from
  affiliates......................        253             --               --               --           253
Derivative financial
  instruments.....................        348             --               --               --           348
Prepaid rent and other
  prepayments.....................        161             --               --               --           161
Deferred income taxes.............        119             --               --               --           119
Assets held for sale..............        301             --               --               --           301
Other.............................        332             --               --               --           332
                                       ------          -----             ----              ---        ------
       Total current assets.......      1,760             --               --               --         1,760
                                       ------          -----             ----              ---        ------
Property, plant and equipment,
  net.............................      2,758             --               --               --         2,758
                                       ------          -----             ----              ---        ------
Other Noncurrent Assets:
Goodwill, net.....................      1,479             --               --                3         1,482
Other intangible assets, net......        697             --               --               --           697
Notes receivable from
  affiliates......................        223             --               --               --           223
Derivative financial
  instruments.....................         71             --               --               --            71
Prepaid rent......................         35             --               --               --            35
Other, less allowances for
  uncollectibles of $49...........         45             --               --               (6)           39
                                       ------          -----             ----              ---        ------
Total other noncurrent assets.....      2,550             --               --               (3)        2,547
                                       ------          -----             ----              ---        ------
Total assets......................     $7,068          $  --             $ --              $(3)       $7,065
                                       ======          =====             ====              ===        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                     REPORTED(1)     OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
                                       LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities.....................     $  126          $  --             $ --              $--        $  126
Payable to affiliates.............        112             --               --               --           112
Notes payable to affiliates.......        333             --               --               --           333
Derivative financial
  instruments.....................        314             --               --               --           314
Revenues subject to refund........        242             --               --               --           242
Liabilities related to assets held
  for sale........................         33             --               --               --            33
Accrued income taxes..............          5             --               --                1             6
Accrued interest..................         44             --               --               --            44
                                       ------          -----             ----              ---        ------
       Total current
          liabilities.............      1,209             --               --                1         1,210
                                       ------          -----             ----              ---        ------
Noncurrent Liabilities:
Notes payable and long-term
  debt............................      2,567             --               --               --         2,567
Derivative financial
  instruments.....................         26             --               --               --            26
Other noncurrent liabilities......        241             --               --                2           243
                                       ------          -----             ----              ---        ------
       Total noncurrent
          liabilities.............      2,834             --               --                2         2,836
                                       ------          -----             ----              ---        ------
Member's Equity:
Member's interest.................      3,009             --               --               (1)        3,008
Capital contribution receivable
  from affiliate pursuant to
  ECSA............................        (91)            --               --               --           (91)
Retained earnings.................        182             --               --               (5)          177
Accumulated other comprehensive
  loss............................        (75)            --               --               --           (75)
                                       ------          -----             ----              ---        ------
       Total member's equity......      3,025             --               --               (6)        3,019
                                       ------          -----             ----              ---        ------
       Total liabilities and
          member's equity.........     $7,068          $  --             $ --              $(3)       $7,065
                                       ======          =====             ====              ===        ======

---------------

(1) As previously reported in the Company's 2002 Form 10-K filed on April 30, 2003.

  RESTATEMENTS

     Goodwill increased by $3 million as a result of an increase in the deferred tax liability recorded upon the PEPCO acquisition.

     Other noncurrent assets decreased by $6 million as a result of an increase in the long-term provision for uncollectable accounts at Mirant New England, Inc., which was previously reported at Mirant New England, LLC, a non-consolidated affiliate of the Company at December 31, 2001.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The various deferred tax accounts have been restated to reflect the tax effect of the adjusting entry described above.

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the nine months ended September 30, 2002 (in millions):

                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                 SEPTEMBER 30, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................      $ 138        $  93
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization...........................         90           88
    Amortization of loss on interest rate swap..............         --            6
    Unrealized gains and losses on derivative financial
       instruments..........................................        (18)          41
    Deferred income taxes...................................          4          (38)
    Restructuring charges, net of amounts paid..............         11           11
    Other, net..............................................         --           (6)
    Changes in certain assets and liabilities:
       Accounts receivable and receivables from affiliates,
         net................................................         88           --
       Accounts receivable, affiliates......................         --           77
       Accounts receivable, non-affiliates..................         --           (9)
       Other current assets.................................         83          106
       Other noncurrent assets..............................        (82)         (48)
       Accounts payable and accrued liabilities.............        117          117
       Payables to affiliates, net..........................         --          (41)
       Accrued income taxes.................................        105          112
       Other current liabilities............................         --           46
       Other noncurrent liabilities.........................         15            1
                                                                  -----        -----
    Total adjustments.......................................        413          463
                                                                  -----        -----
    Net cash provided by operating activities...............        551          556
                                                                  -----        -----
  Cash Flows From Investing Activities:
  Capital expenditures......................................       (300)        (299)
  Advances to affiliates....................................         --           (4)
  Repayments of advances to affiliates......................         --            1
  Increase in notes receivable from affiliates..............       (632)        (632)
  Repayments of notes receivable from affiliates............        717          717
  Proceeds received from the sale of State Line, net........        181          181
  Cash received from contribution of Mirant New England,
    LLC.....................................................          7           --
  Insurance proceeds received...............................          7            7
                                                                  -----        -----
    Net cash used in investing activities...................        (20)         (29)
                                                                  -----        -----

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                 SEPTEMBER 30, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
  Cash Flows From Financing Activities:
  Proceeds from issuance of debt............................        427          427
  Repayment of debt.........................................       (200)        (200)
  Advances from affiliates..................................         --            8
  Repayments of advances from affiliates....................         --           (8)
  Proceeds from issuance of notes payable to affiliate......        209          209
  Repayment of notes payable to affiliate...................       (290)        (290)
  Capital contributions.....................................        129          129
  Payment of dividends......................................       (796)        (796)
  Capital contribution received from affiliate pursuant to
    ECSA....................................................         97           97
  Cash received from contribution of Mirant New England,
    LLC.....................................................         --            7
                                                                  -----        -----
    Net cash used in financing activities...................       (424)        (417)
                                                                  -----        -----
  Net Increase in Cash and Cash Equivalents.................        107          110
  Cash and Cash Equivalents, beginning of period............         14           15
                                                                  -----        -----
  Cash and Cash Equivalents, end of period..................      $ 121        $ 125
                                                                  =====        =====

     The statement of cash flows for the nine months ended September 30, 2002 has been restated primarily to report the proceeds received from the contribution of Mirant New England, LLC in the amount of $7 million as a financing activity rather than an investing activity, as well as disclose gross amounts of affiliate advances and repayments and reflect the effects of certain reclassifications within cash flows from operating activities.

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the nine months ended September 30, 2001 (in millions):

                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                 SEPTEMBER 30, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $   182      $   308
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................         127          136
     Amortization of loss on interest rate swap.............          --           48
     Unrealized gains and losses on derivative financial
       instruments..........................................          26         (191)
     Deferred income taxes..................................         (17)          28
     Other, net.............................................          --           (9)

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                 SEPTEMBER 30, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
     Changes in certain assets and liabilities:
       Accounts receivable and receivables from affiliates,
          net...............................................         281           --
       Accounts receivable, affiliates......................          --          (12)
       Accounts receivable, non-affiliates..................          --          105
       Other current assets.................................        (116)         (88)
       Other noncurrent assets..............................          15            1
       Accounts payable and accrued liabilities.............         (72)         163
       Payables to affiliates, net..........................          --         (238)
       Accrued income taxes.................................          24           31
       Other current liabilities............................          60           56
       Other noncurrent liabilities.........................          (4)           9
                                                                 -------      -------
     Total adjustments......................................         324           39
                                                                 -------      -------
     Net cash provided by operating activities..............         506          347
                                                                 -------      -------
  Cash Flows From Investing Activities:
  Capital expenditures......................................        (291)        (296)
  Advances to affiliates....................................          --         (139)
  Repayments of advances to affiliates......................          --          314
  Increase in notes receivable from affiliates..............        (199)        (461)
  Repayments of notes receivable from affiliates............           7          268
  Insurance proceeds received...............................          13           13
                                                                 -------      -------
     Net cash used in investing activities..................        (470)        (301)
                                                                 -------      -------
  Cash Flows From Financing Activities:
  Proceeds from issuance of debt............................       1,712        1,657
  Repayment of debt.........................................      (1,702)      (1,645)
  Advances from affiliates..................................          --          189
  Repayments of advances from affiliates....................          --         (183)
  Proceeds from issuance of notes payable to affiliate......         221          221
  Repayment of notes payable to affiliate...................         (20)         (20)
  Capital contributions.....................................          27           26
  Payment of dividends......................................        (221)        (221)
  Capital contribution received from affiliate pursuant to
     ECSA...................................................          10           10
                                                                 -------      -------
     Net cash provided by financing activities..............          27           34
                                                                 -------      -------
  Net Increase in Cash and Cash Equivalents.................          63           80
  Cash and Cash Equivalents, beginning of period............          83           68
                                                                 -------      -------
  Cash and Cash Equivalents, end of period..................     $   146      $   148
                                                                 =======      =======

     The statement of cash flows for the nine months ended September 30, 2001 has been restated to reflect certain advances and repayments by the Company and its subsidiaries to Mirant Corporation and its affiliates which were previously reported as receivable and payable from affiliate activity within operating cash flows, although not of a "trade" nature. In the restated statement of cash flows, this activity has been reclassified from operating activities to investing and financing activities.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     In addition, the statement of cash flows for the nine months ended September 30, 2001 has been restated to disclose gross amounts of affiliate advances and repayments.

     As a result of these reclassifications, net cash provided by operating activities decreased by $159 million, net cash used in investing activities decreased by $169 million and net cash provided by financing activities increased by $7 million.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by Mirant Mid-Atlantic and its affiliates as follows (in millions):

                                                                MIRANT
                                                               AMERICAS                 OTHER
                                MIRANT      MIRANT    MIRANT    ENERGY      MIRANT      MIRANT
                             MID-ATLANTIC   POTOMAC   PEAKER   MARKETING   SERVICES   AFFILIATES     TOTAL
                             ------------   -------   ------   ---------   --------   ----------   ----------
                              (RESTATED)                                                           (RESTATED)
Current assets.............     $   49       $  4      $ --     $    --     $  --        $ --       $    53
Property, plant and
  equipment................      1,015        266       148          --        --          --         1,429
Goodwill...................      1,279         --        --          --        --          --         1,279
Other intangible assets....        285         --        --          --        --          --           285
Other liabilities..........        (20)        --       (48)         --      (107)         --          (175)
Deferred tax assets
  resulting from the
  acquisition..............         --         --        --          --        --         822           822
Obligations under
  TPAs/PPAs................         --         --        --      (2,438)       --          --        (2,438)
                                ------       ----      ----     -------     -----        ----       -------
     Net assets acquired...     $2,608       $270      $100     $(2,438)    $(107)       $822       $ 1,255
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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $43 million and $104 million for the three and nine months ended September 30, 2002. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002, Mirant Mid-Atlantic received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million represents the favorable pricing variance over the remaining three months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable was not adjusted for subsequent changes in energy prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Revenues that would have been recognized based on market prices exceeded amounts recognized as revenue for capacity and energy delivered under the ECSA by approximately $31 million and $24 million for the three months ended September 30, 2002 and the two months ended September 30, 2001, respectively. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $126 million for the nine months ended September 30, 2002.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  MIRANT TEXAS TOLLING ARRANGEMENTS WITH MIRANT AMERICAS ENERGY MARKETING

     Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively "Mirant Texas"), wholly owned subsidiaries of the Company, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing pays Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas' generating units in Texas. Mirant Americas Energy Marketing also pays Mirant Texas a fee for each megawatt-hour ("MWh") of energy generated. One agreement expires on December 31, 2003 and the other expires on May 31, 2005, but each may be extended by mutual agreement. For the three and nine months ended September 30, 2002, revenues under the two tolling agreements were approximately $10 million and $28 million, respectively. For the three and nine months ended September 30, 2001, revenues under the two tolling agreements were approximately $10 million and $19 million, respectively.

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

                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                             -----------------------   -----------------------
                                                2002         2001         2002         2001
                                             ----------   ----------   ----------   ----------
                                             (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
Management, personnel and services
  agreement................................     $38          $ 36         $112         $111
Services agreements........................       5           161           16          312
Administration arrangement.................       8            --           13           --
Other......................................      (1)            1            6            6
                                                ---          ----         ----         ----
     TOTAL.................................     $50          $198         $147         $429
                                                ===          ====         ====         ====

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 as follows (in millions):

                                         FOR THE THREE MONTHS        FOR THE NINE MONTHS ENDED
                                          ENDED SEPTEMBER 30,              SEPTEMBER 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                       (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
Cost of fuel, electricity and other
  products.........................       $ 1            $ 1            $  3           $  3
Maintenance expense................        11             10              32             31
Selling, general and administrative
  expense..........................         6              8              17             22
Other operating expense............        20             17              60             55
                                          ---            ---            ----           ----
     TOTAL.........................       $38            $36            $112           $111
                                          ===            ===            ====           ====

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

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing covering the period through December 31, 2002. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002 except that the new agreements do not contain a bonus provision. The previous agreements provided that Mirant Americas Energy Marketing was to be paid a bonus based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the three and nine months ended September 30, 2002. The bonus payable to Mirant Americas Energy Marketing was approximately $157 million and $297 million during the three and nine months ended September 30, 2001, respectively. These amounts are included in selling, general and administrative expenses -- affiliates in the accompanying unaudited condensed consolidated statements of income. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, paid Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. These new agreements expired December 31, 2002.

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

  Administration Arrangements with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Americas Generation and Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $2.7 million per month over the initial term of the agreement. The agreement was automatically extended through December 31, 2003, and the fixed charge was increased to $2.8 million per month. For the three and nine months ended September 30, 2002, the Company incurred approximately $8 million and $13 million, respectively, in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

  RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and nine months ended September 30, 2002, the Company recorded restructuring charges of $6 million and $16 million, respectively, for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

  NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation facilities. At September 30, 2002 and

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $6 million for each of the three months ended September 30, 2002 and 2001 and $17 million for each of the nine months ended September 30, 2002 and 2001.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand with interest payable monthly. These advances, which at September 30, 2002 and December 31, 2001 totaled approximately $175 million and $253 million, respectively, are reflected in current notes receivable from affiliates in the accompanying unaudited condensed consolidated balance sheets. Similarly, Mirant advanced funds to various subsidiaries for working capital purposes. Such advances, which totaled approximately $50 million at September 30, 2002 and $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying unaudited condensed consolidated balance sheets. Interest on these advances was payable monthly. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

     Included in current notes payable to affiliates at December 31, 2001 is approximately $284 million in advances from Mirant Americas primarily related to various construction projects. These advances were due on demand, accrued interest at 8.7% with interest due monthly, and were unsecured.

     During the nine months ended September 30, 2002, Mirant Americas made cash capital contributions of $102 million to certain operating subsidiaries of the Company. In addition, Mirant Americas made noncash capital contributions to the Company of $217 million of notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable.

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

     Mirant New England, LLC's revenue is primarily derived from a power sales contract pursuant to which Mirant New England, LLC sells electricity at fixed prices to two unaffiliated utilities in order for these utilities to meet their supply requirements. This sales contract expires in February 2005. The electricity sold by Mirant New England, LLC under this contract was purchased from Mirant Americas Energy Marketing at current market prices. During 2002, this sales contract was transferred to Mirant Canal, LLC, one of the Company's subsidiaries, which sells electricity generated by its facilities directly to the two utilities. In addition, Mirant New England, LLC sells energy and capacity, which it purchases from Mirant Americas Energy Marketing, into the New England energy market at current market prices.

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the nine months ended September 30, 2002 and 2001, capital contributions received by Mirant Mid-Atlantic under this agreement totaled $26 million and $15 million, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

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

     Through September 30, 2002, Mirant guaranteed up to $50 million of accrued interest in the event that the Company is unable to pay accrued interest on its two credit facilities (see Note I).

     Mirant has entered into letters of credit on behalf of subsidiaries of Mirant Americas Generation relating to the Company's debt obligations, power sales agreements or other contractual agreements totaling $77 million, $11 million and $4 million, respectively, as of September 30, 2002. None of these letters of credit were drawn on at September 30, 2002. In the event of a draw on such letters of credit, Mirant Corporation would be obligated to repay the amounts drawn. In January 2003, the letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

F.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the nine months ended September 30, 2002 (in millions):

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

     Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. Net income for the three and nine months ended September 30, 2001 has been adjusted to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).

                                                         THREE MONTHS         NINE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                      ------------------   ------------------
Net (loss) income (as restated).....................        $(137)                $308
Amortization of goodwill and trading rights.........           11                   35
                                                            -----                 ----
     NET (LOSS) INCOME, AS ADJUSTED.................        $(126)                $343
                                                            =====                 ====

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  OTHER INTANGIBLE ASSETS

     Following is a summary of intangible assets as of September 30, 2002 and December 31, 2001 (in millions):

                                                    SEPTEMBER 30, 2002               DECEMBER 31, 2001
                                  WEIGHTED              (RESTATED)                      (RESTATED)
                                  AVERAGE      -----------------------------   -----------------------------
                                AMORTIZATION   GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                   LIVES           AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                ------------   --------------   ------------   --------------   ------------
Trading rights................    30 years          $207            $(25)           $406            $(40)
Development rights............    33 years           160             (15)            199              (9)
Emissions allowances..........    32 years           131              (7)            131              (4)
Other intangibles.............    30 years            14              (2)             18              (4)
                                                    ----            ----            ----            ----
     TOTAL OTHER INTANGIBLE
       ASSETS.................                      $512            $(49)           $754            $(57)
                                                    ====            ====            ====            ====

     All of Mirant Americas Generation's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. In 2002 and 2001, amortization expense for the three and nine months ended September 30 was approximately $4 million and $12 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $17 million for the year ended December 31, 2002 and $17 million for each of the following four years.

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

     During the nine months ended September 30, 2002, the Company transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time Mirant Americas Generation also enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These interest rate swaps are designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash flow hedges, the changes in the fair value of the swaps are deferred in OCI, and reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining term of the hedged instruments. At September 30, 2002, the Company was not a party to any interest rate swaps. During the three and nine months ended September 30, 2002, the Company reclassified $1 million and $4 million, respectively, in interest rate hedging losses from OCI to earnings. The Company expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

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

     At September 30, 2002, our derivative financial instruments have terms extending through 2010. The net notional amount, or net long (short) position, of our derivative financial instruments at September 30, 2002 was approximately
(2) million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments at September 30, 2002:

                                     NOMINAL UNITS        EQUIVALENT MWH   AVERAGE DURATION
                                     LONG (SHORT)          LONG (SHORT)        (YEARS)
                                -----------------------   --------------   ----------------
Electricity...................      (12) million MWh       (12) million         1.15
Natural gas...................       37  million mmbtu      3.7 million         1.22
Crude oil.....................      3.2  million barrels    1.4 million         1.70
Residual fuel.................      7.4  million barrels    4.6 million         1.02

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

H.   OTHER COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax are as follows (in millions):

BALANCE, DECEMBER 31, 2001 (AS RESTATED)....................   $(75)
                                                               ----
Other comprehensive income for the period:
  Reclassification to earnings, net of tax effect of
     $(17)..................................................     25
                                                               ----
Other comprehensive income (as restated)....................     25
                                                               ----
BALANCE, SEPTEMBER 30, 2002 (AS RESTATED)...................   $(50)
                                                               ====

     The $50 million in accumulated other comprehensive loss at September 30, 2002 is associated with deferred interest rate swap hedging losses.

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

     At September 30, 2002 and December 31, 2001, Mirant Americas Generation's debt was as follows (in millions):

                                                  SEPTEMBER 30,   DECEMBER 31,   SECURED/
                                                      2002            2001       UNSECURED
                                                  -------------   ------------   ---------
SENIOR NOTES:
7.625% notes, due 2006..........................     $  500          $  500      Unsecured
7.20% notes, due 2008...........................        300             300      Unsecured
8.30% notes, due 2011...........................        850             850      Unsecured
8.50% notes, due 2021...........................        450             450      Unsecured
9.125% notes, due 2031..........................        400             400      Unsecured
BANK ARRANGEMENTS:
$250 million credit facility expiring October
  2004..........................................        250              73      Unsecured
$50 million credit facility expiring October
  2004..........................................         50              --      Unsecured
Unamortized debt discount.......................         (6)             (6)
                                                  -------------   ------------
     Total long-term debt, including current
       portion..................................     $2,794          $2,567
                                                  =============   ============

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  CREDIT FACILITIES

     At September 30, 2002, the Company had two credit facilities, each entered into in August 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of September 30, 2002, the outstanding borrowings under Credit Facility B and C were $250 million and $50 million, respectively, both at an interest rate of 3.31%. Under each of the credit facilities, the Company pays interest and facility/commitment fees (0.25% at September 30, 2002) in an amount determined by reference to its then existing credit rating.

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

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the PX and the CAISO for certain power purchases, including purchases from Mirant Americas Energy Marketing for which the Company bears the risk of recovery under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets. Both the PX and PG&E filed for bankruptcy protection in 2001. As of September 30, 2002, the Company has outstanding receivables for power sales made in California totaling $302 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding it initiated in July 2001 to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

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

     The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates since June 1, 1999. Amounts collected in excess of those rates, which totaled $298 million and $219 million as of September 30, 2002 and December 31, 2001, respectively are deferred and included in revenues subject to refund in the accompanying consolidated balance sheets. In addition, the Company records accrued interest on such amounts, which amounted to $32 million and $22 million as of September 30, 2002 and December 31, 2001, respectively, and includes such amounts in revenues subject to refund in the accompanying consolidated balance sheets. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however it would have no effect on net income for the periods under review as adequate reserves have been recorded.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  Environmental Liabilities

     In 2000 the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. The consent decree is subject to review and final approval by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could approach $100 million over the approximately five-year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The Company intends to seek bankruptcy court approval of the terms of the consent decree prior to its becoming effective.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

COMMITMENTS

  Fuel Supply Agreements

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Expenses associated with this agreement totaled approximately $23 million for the nine months ended September 30, 2002. Based on current coal prices, as of September 30, 2002, total estimated minimum commitments under this agreement were $525 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated book value.

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

     Mirant Americas Generation has total minimum commitments under fuel purchase and transportation agreements of $618 million at September 30, 2002.

     This supplier concentration could adversely affect the Company's financial position or results of operations should these parties default under the provisions of the agreements.

  Construction Related Commitments

     The Company has entered into various turbine and other construction related commitments related to brownfield developments at its various generation facility sites. At September 30, 2002, these construction related commitments totaled approximately $235 million. At this time, the Company intends to complete these construction related activities. Generally, these commitments may be terminated at minimal cost to the Company.

  Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost. As of September 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $315 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Some of these agreements have terms that allow for potential cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $294 million. These projected commitments reflect original contract pricing and are subject to an annual inflationary adjustment.

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

     In conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 years and 28.5 years, respectively. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $72 million for both the nine months ended September 30, 2002 and 2001 and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of income. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for those leases on a straight line basis. As of September 30, 2002 and December 31, 2001, the Company has paid approximately $179 million and $131 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rental expense and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets.

     As of September 30, 2002, the total notional minimum lease payments for the remaining term of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $1 million for both the three and nine months ended September 30, 2002 and 2001. The aggregate minimum lease payments for the remaining life of these leases as of September 30, 2002 was approximately $5 million.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated unaudited condensed consolidated financial statements of the Company as of September 30, 2002 and for each of the three and nine months ended September 30, 2002 and September 30, 2001 and the restated condensed consolidated balance sheet as of December 31, 2001 to correct certain errors the Company identified in its previously issued financial statements. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing in applying purchase accounting to the PEPCO acquisition, adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 by:

     - decreasing its originally reported current assets by $58 million, increasing noncurrent assets by $46 million, increasing current liabilities by $2 million, reducing noncurrent liabilities by $97 million and increasing member's equity by $83 million as of September 30, 2002;

     - changing its previously reported results of operations for the three months ended September 30, 2002 from previously reported net income of $29 million to net income of $12 million, changing its previously reported results of operations for the three months ended September 30, 2001 from previously reported net income of $89 million to a net loss of $137 million;

     - changing its previously reported results of operations for the nine months ended September 30, 2002 from previously reported net income of $138 million to net income of $93 million, changing its previously reported results of operations for the nine months ended September 30, 2001 from previously reported net income of $182 million to net income of $308 million;

     - increasing cash provided by operating activities by $5 million, increasing cash used in investing activities by $9 million and decreasing cash used in financing activities by $7 million for the nine months ended September 30, 2002; and

     - decreasing cash provided by operating activities by $159 million, decreasing cash used in investing activities by $169 million and increasing cash provided by financing activities by $7 million for the nine months ended September 30, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three and nine months ended September 30, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report.

     In addition, the Company has reclassified the presentation of operations of the State Line and Neenah generating facilities as discontinued operations pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and nine months ended September 30, 2002, the Company recorded restructuring charges of $6 million and $16 million, respectively, for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

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

     During the three and nine months ended September 30, 2002, our most significant fixed price agreements were Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements") and our agreement with the DWR entered into on our behalf by Mirant Americas Energy Marketing, which represented approximately 30% and 14%, respectively, of our operating revenues during the three months ended September 30, 2002 and 31% and 15%, respectively, of our operating revenues during the nine months ended September 30, 2002.

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $43 million and $104 million for the three and nine months ended September 30, 2002. These amounts are generally received in the month following the month the related revenue is recognized, and are recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002,

Mirant Mid-Atlantic received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million represents the favorable pricing variance over the remaining three months of 2002.

     The revenues recognized under the ECSA were not adjusted for subsequent changes in market prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Revenues that would have been recognized based on market prices exceeded amounts recognized as revenue for capacity and energy delivered under the ECSA by approximately $31 million and $24 million for the three months ended September 30, 2002 and the two months ended September 30, 2001, respectively. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $126 million for the nine months ended September 30, 2002.

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

     Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. However, as a result of higher spot prices in the PJM in the first quarter of 2003, had Mirant Mid-Atlantic received market prices for its energy, Mirant Mid-Atlantic would have received approximately $71 million more in cash flows than it received under the ECSA. For the remainder of 2003 as a whole, the forward price curves at May 1, 2003, the termination date of the ECSA, indicated that cash flows received under the Power and Fuel Agreement were expected to exceed those under the ECSA. Following the termination of the ECSA effective May 1, 2003, Mirant Mid-Atlantic will reverse the remaining capital contribution receivable pursuant to the ECSA that is attributable to periods after April 30, 2003.

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

     Also, upon Mirant Mid-Atlantic's request, Mirant Americas Energy Marketing procures or advises Mirant Mid-Atlantic to procure business interruption insurance and forced outage insurance. The cost of insurance is charged to Mirant Mid-Atlantic.

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

  DWR AGREEMENT

     On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. During the three and nine months ended September 30, 2002, the prices realized under our power sales agreement with the DWR were based on the market prices at the time we entered into the agreement. These prices were approximately $150 per MWh. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000
MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. Under the RMR condition 2 contract, we will receive less revenue from our California properties in 2003.

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

     Cost of fuel, electricity and other products for our generating facilities is our largest expense representing approximately 69% of our operating expenses in the nine months ended September 30, 2002. Most of our fuel cost results from transactions with an affiliate. Most of our operating subsidiaries have entered into fuel supply agreements with Mirant Americas Energy Marketing for the majority of our fuel needs, the cost of which is charged to our subsidiaries based upon actual costs incurred by them. Mirant Americas Energy Marketing also provides fuel and procures emissions credits necessary for the operation of our generating facilities through services and risk management agreements. We also have agreements with third parties for our fuel needs.

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

RESULTS OF OPERATIONS

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

THREE MONTHS ENDED SEPTEMBER 30, 2002 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   -----
Operating Revenues..........................................     $591           $ 78        $669
Operating Expenses:
  Cost of fuel, electricity and other products..............      408             36         444
  Depreciation and amortization.............................       --             28          28
  Generation facilities rent................................       --             24          24
  Maintenance...............................................       11             10          21
  Selling, general and administrative.......................       18              3          21
  Other operating...........................................       20             51          71
                                                                                            -----
Operating income............................................                                  60
Other income (expense), net.................................       11            (52)        (41)
Provision for income taxes..................................       --              8           8
                                                                                            -----
Income from continuing operations...........................                                $ 11
                                                                                            =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating Revenues..........................................    $1,029          $ 54        $1,083
Operating Expenses:
  Cost of fuel, electricity and other products..............       893             5           898
  Depreciation and amortization.............................        --            39            39
  Generation facilities rent................................        --            24            24
  Maintenance...............................................        10            18            28
  Selling, general and administrative.......................       170            10           180
  Other operating...........................................        17            37            54
                                                                                            ------
Operating loss..............................................                                  (140)
Other income (expense), net.................................         6           (85)          (79)
Provision for income taxes..................................        --           (80)          (80)
                                                                                            ------
Loss from continuing operations.............................                                $ (139)
                                                                                            ======

NINE MONTHS ENDED SEPTEMBER 30, 2002 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating Revenues..........................................    $1,680         $ 194        $1,874
Operating Expenses:
  Cost of fuel, electricity and other products..............     1,064            46         1,110
  Depreciation and amortization.............................        --            82            82
  Generation facilities rent................................        --            72            72
  Maintenance...............................................        32            51            83
  Selling, general and administrative.......................        52            30            82
  Other operating...........................................        60           121           181
                                                                                            ------
Operating income............................................                                   264
Other income (expense), net.................................        32          (145)         (113)
Provision for income taxes..................................        --            69            69
                                                                                            ------
Income from continuing operations...........................                                $   82
                                                                                            ======

NINE MONTHS ENDED SEPTEMBER 30, 2001 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating Revenues..........................................    $4,459         $ 109        $4,568
Operating Expenses:
  Cost of fuel, electricity and other products..............     3,003            19         3,022
  Depreciation and amortization.............................        --           119           119
  Generation facilities rent................................        --            72            72
  Maintenance...............................................        31            67            98
  Selling, general and administrative.......................       340           137           477
  Other operating...........................................        55            98           153
                                                                                            ------
Operating income............................................                                   627
Other income (expense), net.................................        22          (175)         (153)
Provision for income taxes..................................        --           177           177
                                                                                            ------
Income from continuing operations...........................                                $  297
                                                                                            ======

  THIRD QUARTER 2002 VERSUS THIRD QUARTER 2001 AND YEAR-TO-DATE 2002 VERSUS YEAR-TO-DATE 2001

     Operating revenues. Our operating revenues for the three and nine months ended September 30, 2002 were $669 million and $1.9 billion, respectively, a decrease of $414 million, or 38%, and $2.7 billion, or 59%, from the same periods in 2001. The following factors were primarily responsible for the decrease in operating revenues.

     - Our revenues decreased primarily due to decreased market prices for power and reduced power sales volumes (both generation and purchased power) particularly in the California market during the first nine months of 2002. California accounted for 34% and 32%, respectively, of our operating revenues in the three and nine months ended September 30, 2002, as compared to 47% and 64%, respectively, for the same periods in 2001. These decreases represent a decline of $284 million from the three months ended September 30, 2001 to the three months ended September 30, 2002 and a decline of $2.3 billion from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Market prices in California declined by nearly 61% from an average price of approximately $167/MWh in the nine months ended September 30, 2001 to an average price of approximately $65/MWh in the nine months ended September 30, 2002. Power sales volumes declined by approximately 42% in the nine months ended September 30, 2002 as compared to the same period in 2001 due to decreased demand for power in California. Our power sales agreement with the California DWR expired in December 2002. In 2003, the Company converted some of the units (approximately 1,700 of our 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. As a result, revenues will be lower than the previous DWR contract.

     - Revenues from our Mid-Atlantic operations were $217 million and $617 million the three and nine months ended September 30, 2002 as compared to $268 million and $824 million for the same periods in 2001. These decreases of $51 million, or 19%, and $207 million, or 25%, were primarily due to decreased prices for Mirant Mid-Atlantic's energy and Mirant Mid-Atlantic's termination of the use of certain short-term fixed price contracts with Mirant Americas Energy Marketing. As market prices declined in 2001, Mirant Mid-Atlantic began selling energy to Mirant Americas Energy Marketing through a long-term contract, the ECSA (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"), in August 2001. The fixed prices for energy that Mirant Mid-Atlantic received under the ECSA during 2001 and 2002 remained fairly constant over each contract period while market prices for energy declined.

     - These decreases were further offset by operating revenues related to Mirant New England, LLC, which was contributed to us by our parent in January 2002 and by higher revenues earned from operating the Benning and Buzzard Point facilities resulting from an increase in fuel usage at those facilities. In addition, in the nine months ended September 30, 2001, the Company recorded a $106 million provision related to receivables due from the PX, the CAISO and Pacific Gas and Electric. This provision was recorded as a reduction of operating revenues in the nine months ended September 30, 2001.

     Operating expenses. Our operating expenses for the three and nine months ended September 30, 2002 were $609 million and $1.6 billion, respectively, a decrease of $611 million, or 50%, and $2.3 billion, or 59%, from the same periods in 2001. The following factors were primarily responsible for the decrease in operating expenses.

     - Cost of fuel, electricity and other products for the three and nine months ended September 30, 2002 was $444 million and $1.1 billion, respectively, compared to $898 million and $3.0 billion for the same periods in 2001. These decreases of $454 million, or 51%, and $1.9 billion, or 63%, were primarily attributable to decreased power sales volumes and lower prices for natural gas, particularly in California, during the first nine months of 2002. As noted above, power sales volumes in this region declined by approximately 42%. Prices for natural gas, the primary fuel used for margin-setting the market price for electricity in this region, declined by 41%. The decreases in cost of fuel, electricity and other products were partially offset by the purchased power costs of Mirant New England, LLC, which was contributed to us by our parent in January 2002.

     - Depreciation and amortization expenses for the three and nine months ended September 30, 2002, were $28 million and $82 million, respectively, compared to $39 million and $119 million for the same periods in 2001. These decreases of $11 million and $37 million, respectively, were primarily a result of the elimination of goodwill amortization from the implementation of SFAS No. 142. Goodwill and trading rights amortization for the three and nine months ended September 30, 2001 was $11 million and $35 million, respectively.

     - Maintenance expenses for the three and nine months ended September 30, 2002, were $21 million and $83 million, respectively, compared to $28 million and $98 million for the same periods in 2001. These decreases of $7 million, or 25%, and $15 million, or 15%, were primarily due to lower maintenance requirements in the nine months ended September 30, 2002 from our plants in the western United States as a result of the reduced demand on those plants during those periods.

     - Selling, general and administrative expenses for the three and nine months ended September 30, 2002, were $21 million and $82 million, respectively, compared to $180 million and $477 million for the same periods in 2001. These decreases of $159 million and $395 million were primarily due to a change in the services and risk management agreement with Mirant Americas Energy Marketing (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements") in which the Company was previously charged a bonus based on the percentage by which revenues exceeded costs under the agreement. In the nine months ended September 30, 2001, the Company recorded bad debt expense of $73 million related to the California receivables described in Note J of "Notes to the Unaudited Condensed Consolidated Financial Statements".

     - Other operating expenses for the three and nine months ended September 30, 2002, were $71 million and $181 million, respectively, compared to $54 million and $153 million for the same periods in 2001. These increases of $17 million and $28 million resulted primarily from higher property taxes during the nine months ended September 30, 2002 compared to the same period in 2001.

     Other Expense, net. Other expense, net for the three and nine months ended September 30, 2002, was $41 million and $113 million, respectively, compared to $79 million and $153 million for the same periods in 2001. The decreases for the three and nine months ended September 30, 2002 were primarily due to losses on interest rate hedges recorded in the three months ended September 30, 2001.

     Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2002, were $8 million and $69 million, respectively, compared to a benefit from income taxes of $80 million in the three months ended September 30, 2001 and a provision for income taxes of $177 million in the nine months ended September 30, 2001. The change in the income tax provision for the three months ended September 30, 2002 is primarily due to the change in income from continuing operations for this period. The change in the income tax provision for the nine months ended September 30, 2002 is primarily due to the change in income from continuing operations for this period. Furthermore, effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our parent, Mirant Americas. At that time, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

  CHANGES IN FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     Results of operations reflect changes in fair value of commodity derivative financial instruments. These changes resulted in net unrealized losses on derivative financial instruments of $33 million and $41 million, respectively, in the three and nine months ended September 30, 2002, as compared to net unrealized losses of $254 million and net unrealized gains of $191 million, respectively, for the same periods in 2001. The unrealized losses in the three months ended September 31, 2001 are primarily a result of the settlement of commodity derivative financial instruments. Thus, unrealized gains recognized in prior periods on these commodity derivative financial instruments are reversed when these gains are realized in the current period. For the nine months ended September 30, 2001, decreases in forward electricity prices resulted in an increase in the fair value of the commodity derivative financial instruments to sell electricity. These increases were partially offset by unrealized losses on fuel related derivative financial instruments due to decreases in fuel prices in the nine months ended September 30, 2001. While changes in fair value of commodity derivative financial instruments may cause earnings volatility in the short-term, these derivative financial instruments reduce exposure to market prices.

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

     Net cash provided by operating activities totaled $556 million for the nine months ended September 30, 2002, as compared to $347 million for the same period in 2001. This increase of $209 million was due primarily to a change of $232 million in derivative financial instruments and net decreases in operating assets and increases in operating liabilities of $334 million. These increases were partially offset by a decrease in net income of $215 million, and changes of $66 million in deferred income taxes, $48 million in depreciation and amortization and $42 million in amortization of losses on interest rate swaps.

     Net cash used in investing activities totaled $29 million for the nine months ended September 30, 2002, as compared to $301 million for the same period in 2001. This change was primarily due to proceeds from the sale of our State Line generating facility of $181 million in the nine months ended September 30, 2002. Also contributing to this change were net repayments on notes receivable from affiliates in the nine months ended September 30, 2002 of $85 million compared to net increases in notes receivable from affiliates of $193 million for the same period in 2001. This was partially offset by net advances to affiliates which totaled $3 million in the nine months ended September 30, 2002 compared to net repayments of advances to affiliates of $175 million for the same period in 2001. In addition, there was an increase in capital expenditures of $3 million from $296 million in the nine months ended September 30, 2001 to $299 million in the nine months ended September 30, 2002.

     Net cash used in financing activities totaled $417 million for the nine months ended September 30, 2002, as compared to $34 million provided by financing activities for the same period in 2001. This change was primarily due to an increase in dividends paid from $221 million in the nine months ended September 30, 2001 to $796 million in the nine months ended September 30, 2002. In addition, net payments on notes payable to affiliates in the nine months ended September 30, 2002 amounted to $81 million compared to net proceeds received of $201 million from notes payable to affiliates for the same period in 2001. These were partially offset by net proceeds from debt of $227 million in the nine months ended September 30, 2002 compared to $12 million for the same period in 2001, capital contributions of $129 million in the nine months ended September 30, 2002 compared to $26 million for the same period in 2001 and capital contributions received pursuant to the ECSA of $97 million in the nine months ended September 30, 2002 compared to $10 million in the same period in 2001.

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

     During the three and nine months ended September 30, 2002, the various operating subsidiaries of Mirant Americas Generation participated in separate cash management agreements with Mirant (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"), whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand. In addition, the subsidiaries borrowed funds from Mirant under the agreements. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

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

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the nine months ended September 30, 2002 and 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $26 million and $15 million, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

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

     As of September 30, 2002 and December 31, 2001, the Company had noncurrent notes payable outstanding of $2.8 billion and $2.6 billion, respectively, including senior notes and bank credit facilities (also refer to Note I of "Notes to the Unaudited Condensed Consolidated Financial Statements"). In July 2002, the Company fully drew the commitments under its two revolving credit facilities. The net proceeds from additional borrowings of approximately $227 million were used to repay $131 million of notes payable to affiliates and for working capital and capital expenditures.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of September 30, 2002, there were no events of default under such credit facilities.

  SUBSIDIARY GUARANTEES

     As the Company or its subsidiaries have entered into construction contracts, some of the contracts have required a guarantee by the Company to fulfill the obligation under the contract to pay the amount outstanding in the event that the subsidiary is unable to pay. As of September 30, 2002, these guarantees amounted to $4 million and expire upon completion of the subsidiaries' obligations under the contracts in 2003.

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

     Mirant has provided letters of credit on behalf of Mirant Americas Generation subsidiaries. Mirant has provided letters of credit for Mirant Americas Generation's debt related obligations, power sales obligations or other contractual agreements totaling $77 million, $11 million, and $4 million, respectively, as of September 30, 2002. None of these letters of credit were drawn on at September 30, 2002. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts. The letter of credit relating to the power sales obligations was terminated in January 2003 in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

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

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our, or Mirant Mid-Atlantic's, direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee, and Mirant Mid-Atlantic.

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

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     Derivative financial instruments used for economic hedging and commodity price risk management purposes that do not meet the hedge accounting criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), are recorded at fair value as an adjustment to operating revenue or cost of fuel, electricity and other products. The commodity related derivatives we use are primarily valued through quoted market prices and quantitative models. To the extent that quantitative models are used to value the derivative instruments, we are required to estimate future prices, price correlation, interest rates and market volatility. In addition, these estimates reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The amounts we report as operating revenue or cost of fuel, electricity and other products change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control. As of September 30, 2002, the net fair value of all of our derivative financial instruments, which are marked to market, was approximately $91 million.

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

     In connection with our annual impairment assessment performed as of October 31, 2002, we tested our reporting unit for impairment and recorded an impairment charge of $20 million in the fourth quarter of 2002. At September 30, 2002, $1.6 billion of goodwill was reported on our unaudited condensed consolidated balance sheet. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets and because of the impact that recognizing a larger impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis as follows:

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

  LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item I, Legal Proceedings and Note J of "Notes to the Unaudited Condensed Consolidated Financial Statements" contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

     The VaR, using our assumed holding periods and a 95% confidence interval, was $8 million as of September 30, 2002. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $3 million at September 30, 2002. During the nine months ended September 30, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation four times, which falls within our 95% confidence interval. During the second quarter of 2002, Mirant Americas Energy Marketing implemented a new trading system to administer its natural gas transactions. As a result, the natural gas component of Mirant Americas Energy Marketing's total VaR calculation was held constant for a period of approximately 45 days. Mirant Americas Energy Marketing believes this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

     The VaR data presented does not include the derivative financial instruments that were initially designated as cash flow hedges under SFAS No.
133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effect of these derivative financial instruments.

     The following is a summary (as of September 30, 2002) of the units, equivalent megawatt-hours average duration and estimated fair values, by commodity, of the derivative financial instruments that were previously designated as cash flow hedges.

                          NOMINAL UNITS      EQUIVALENT MWH   AVERAGE DURATION   ESTIMATED FAIR
                          LONG (SHORT)        LONG (SHORT)        (YEARS)            VALUE
                       -------------------   --------------   ----------------   --------------
                                                                                 (IN MILLIONS)
Electricity..........   (9) million MWh        (9) million           1.13              $37
Natural gas..........   21  million mmbtu      2.1 million           1.50                8
Crude oil............    3  million barrels    1.3 million           1.77                6
Residual fuel........    7  million barrels    4.5 million           1.00               25

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at September 30, 2002) by tenor (in millions):

                              2002        2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                          -------------   ----   ----   ----   ----   ----   ----------   -----
ENERGY COMMODITY
  INSTRUMENTS:
Electricity.............       $18        $24    $(3)   $(1)   $(1)   $--       $--        $37
Natural gas.............        (1)         5      2      1      1     --        --          8
Crude oil...............         2          1      2      1     --     --        --          6
Residual fuel...........         7         15      3     --     --     --        --         25
                               ---        ---    ---    ---    ---    ---       ---        ---
     Total..............       $26        $45    $ 4    $ 1    $--    $--       $--        $76
                               ===        ===    ===    ===    ===    ===       ===        ===

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

     To assess our exposure to changes in interest rates, we determine the amount of our variable rate debt that is not hedged by an interest rate swap then adjust this number for the amount of cash and short-term investments having an offsetting exposure. If we sustained a 100 basis point change in interest rates for all variable rate debt and cash, the change would affect net income by approximately $2 million per year, based on floating rate balances outstanding at September 30, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b) Reports on Form 8-K.

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