Form 10-K/A
period 2002-12-31
MIRANT AMERICAS GENERATING LLC
filed 2003-08-28
CIK 1140761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

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

     We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                    PART I
Introductory Note....................................................     1
Definitions..........................................................     2
Item 1   Business....................................................     3
Item 2   Properties..................................................    14
Item 3   Legal Proceedings...........................................    15
Item 4   Submission of Matters to a Vote of Security Holders.........    29

                                   PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    29
Item 6   Selected Financial Data.....................................    30
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    30
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    56
Item 8   Financial Statements and Supplementary Data.................    59
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    59

                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........    59
Item 11  Executive Compensation......................................    61
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    62
Item 13  Certain Relationships and Related Transactions..............    62
Item 14  Controls and Procedures.....................................    62
Item 15  Exhibits, Financial Statement schedules and Reports on Form
         8-K.........................................................    62

                               INTRODUCTORY NOTE

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Mirant Americas Generation, LLC for the year ended December 31, 2002, to correct accounting and presentation errors as discussed in
Note 3C to the Consolidated Financial Statements. The Consolidated Financial Statements as of, and for the years ended, December 31, 2002, 2001 and 2000, included in this amended Annual Report have been restated to give effect to the following adjustments:

     - an increase of $1 million in net cash provided by operating activities and in net cash used in financing activities in 2002;

     - a decrease of $146 million in net cash provided by operating activities, a decrease in net cash used in investing activities of $147 million and a decrease in net cash provided by financing activities of $1 million in 2001;

     - an increase of $178 million in net cash provided by operating activities and in net cash used in investing activities in 2000;

     - an increase in net income of $1 million for the year ended December 31, 2002 and a decrease in net income of $5 million for the year ended December 31, 2001;

     - a decrease in total assets of $2 million, an increase in total liabilities of $7 million and a decrease in member's equity of $9 million as of December 31, 2002; and

     - a decrease in total assets of $3 million, an increase in total liabilities of $3 million and a decrease in member's equity of $6 million as of December 31, 2001.

     The nature of the corrections and adjustments that the Company has made to its Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 are set forth in Note 3C of the Notes to the Consolidated Financial Statements contained elsewhere in this report.

     Please note that disclosures of events subsequent to the original filing of our Form 10-K for December 31, 2002 on April 30, 2003, are provided for the benefit of the users of this amended Form 10-K and are not a required element of this amendment.

                                  DEFINITIONS

TERM                                                               MEANING
----                                                               -------
Mirant......................................   Mirant Corporation and its subsidiaries
Mirant Americas.............................   Mirant Americas, Inc.
Mirant Americas Development.................   Mirant Americas Development, Inc.
Mirant Americas Energy Marketing............   Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation, the Company, we    Mirant Americas Generation, LLC and its
  or us.....................................   subsidiaries
MAGL........................................   Mirant Americas Generation, LLC (excluding
                                               subsidiaries)
Mirant California...........................   Mirant California, LLC
Mirant Chalk Point..........................   Mirant Chalk Point, LLC
Mirant Delta................................   Mirant Delta, LLC
Mirant Mid-Atlantic.........................   Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New York.............................   Mirant New York, Inc. and Mirant New York
                                               Investments, Inc., collectively
Mirant Peaker...............................   Mirant Peaker, LLC
Mirant Potomac River........................   Mirant Potomac River, LLC
Mirant Potrero..............................   Mirant Potrero, LLC
Mirant Services.............................   Mirant Services, LLC
Mirant Texas................................   Mirant Texas Investments, Inc. and Mirant Texas
                                               Management, Inc., collectively
Mirant Wisconsin............................   Mirant Wisconsin Investments, Inc.
Neenah......................................   Mirant Americas Generation's Neenah generating
                                               facility

                                     PART I

ITEM 1.  BUSINESS

CHAPTER 11 PROCEEDINGS

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

DESCRIPTION OF BUSINESS

     We are an indirect wholly owned subsidiary of Mirant Corporation. We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 12,000 MW of electric generation capacity in the United States. As of December 31, 2002, we operated 92 generating units at 22 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas, giving us access to a wide variety of wholesale customers. Our portfolio of generating facilities is diversified by geographic regions, fuel types, power markets and dispatch types.

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

     Please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

OTHER RECENT DEVELOPMENTS

     Effective January 1, 2002, Mirant Americas, Inc. ("Mirant Americas"), our parent, transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) to Mirant Americas Generation. The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $287 million, respectively, in 2002.

     At January 1, 2002, Mirant New England, LLC's significant assets were $7 million of cash, a $255 million note receivable from Mirant Americas, interest receivable from Mirant Americas of $37 million, goodwill of $14 million, derivative financial instrument assets of $16 million and other current assets of $27 million. The note receivable is payable on demand and bears interest at 6%, payable monthly. Mirant New England, LLC's liabilities consisted primarily of accounts payable of $44 million, deferred tax liabilities of $11 million and other current liabilities of $10 million.

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

     In addition, in July 2002, FERC initiated its Standard Market Design ("SMD") and Interconnection rule-making proceedings. FERC's intention under the SMD proceedings is to eliminate discrimination in transmission service, to standardize electricity market design nationally, and to strongly incent the creation of RTOs. While the SMD is viewed as a positive step in the evolution of the wholesale electric market, there is significant opposition to SMD. On April 28, 2003, FERC issued a white paper on a Wholesale Power Market Platform in which FERC deferred certain regulatory oversight from its original SMD proposal to regional state committees and state public utility commissions. Among the oversight responsibilities ceded were the responsibilities of regional siting for transmission, resource adequacy, and participant funding of transmission. We can not predict at this time whether the SMD will be adopted as originally proposed, or as amended in the Wholesale Power Market Platform, or what changes will be implemented prior to adoption. We also can not predict the timetable for implementation of the ultimate rulings, however, current legislation under consideration by the U.S. Congress would delay implementation of any final rulings by FERC until the 2006-7 timeframe.

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

     Mid-Atlantic -- Our Mid-Atlantic assets sell power into the Pennsylvania-New Jersey-Maryland Interconnection, or PJM, market. PJM was certified by the FERC as an ISO in 1997, and as an RTO in December 2002. It is the nation's first fully functioning RTO. PJM's stated objectives are to ensure reliability of the bulk power transmission system and to facilitate an open, competitive wholesale electricity market. To achieve these objectives, PJM manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by FERC), which provides comparable pricing and access to the transmission system. PJM operates the PJM Interchange Energy Market, which is the region's spot market (power exchange) for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, energy prices in PJM are determined through a locational-based marginal pricing ("LMP") model and dispatch is on a security constrained least cost basis. PJM has been expanding its geographical boundaries to the south and west and has entered into negotiations with the Mid-West Independent Transmission System Operator ("MISO") to establish a common and seamless market. This expansion was viewed favorably by the Company as it would extend the scope and footprint of the PJM market, which would increase the market size and liquidity of PJM. We cannot predict when PJM will be able to complete the expansion and improve the market in its region, or when or precisely how such expansion will impact our earnings. PJM protocols allow energy demand to respond to price changes under locational marginal pricing. Currently, PJM has set a $1,000/MWh cap on prices for energy and a mitigation process in designated transmission constrained areas that provide for revenues that allow for recovery of incremental cost plus 10%. PJM's working groups and market monitor are reviewing other energy price mitigation measures. We cannot predict what other modifications to protocols PJM may develop or precisely how such protocols could impact our future earnings.

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

     Northeast -- Our New York plants participate in a market controlled by the New York Independent System Operator ("NYISO"). The NYISO was formed to replace the New York Power Pool ("NYPP") structure in order to comply with FERC Orders 888 and 889. Under the FERC-approved structure for the New York markets, the NYISO coordinates the generation and transmission system and the interfaces with neighboring market control areas. The NYISO also provides statewide transmission service in New York under a single tariff. To account for transmission congestion and losses, energy prices are determined through a LMP model similar to the existing structure in the PJM market and the new structure in New England. NYISO also administers a spot market for energy and markets for installed capacity, operating reserves and regulation. The Management Committee of the NYISO has recently endorsed a new methodology for capacity payments to generators which is known as the Demand Curve. This methodology would provide an assured floor for existing capacity, and appropriate price signals to encourage new construction when market conditions so dictate. The Demand Curve was approved by FERC on May 20, 2003 and was implemented by the NYISO at the end of May for the June capacity auction. In New York, the FERC approved an Automated Mitigation Procedure ("AMP"), administered by the NYISO, which caps energy bid prices in circumstances where the bidder is perceived to have market power based on cost characteristics. When energy bids fail the AMP test (the specific rules that are used to define market power) they are replaced by reference bids (cost based energy prices without any allowance for scarcity value) on a locational basis and this new set of bids is used to determine the day-ahead prices and schedules. In an order issued in May 2002, the FERC modified and extended the AMP proposal indefinitely, until the NYISO implements the FERC's standard market design rules. We cannot provide assurance if or when the FERC will approve the Demand Curve proposal, or that the NYISO could not implement or revert to a more restrictive AMP such as the original AMP that was imposed prior to May 2002. In the event that a more restrictive AMP is imposed, our earnings could be adversely affected.

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

     Also, the San Francisco Bay Area where we own power plants has increasingly more stringent NOx emission standards, which will become applicable to our plants in the coming years, culminating in 2005. We will continue to apply our NOx implementation plan for these plants, which includes the installation of emission controls as well as the gradual curtailment and phasing out of some of our higher NOx emitting units.

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

     These are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations, which we expect to become applicable to our plants and operations in the coming years. We expect to continue to evaluate these requirements and develop compliance plans that ensure we appropriately manage the costs and impacts and provide for prudent capital expenditures.

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

     - Local Union 503, International Brotherhood of Electrical Workers ("I.B.E.W.") in New York. The current collective bargaining agreements terminated on May 31, 2003.

     - Local Union 1900, I.B.E.W. in Washington D.C., Maryland and Virginia. The current agreement expired on May 31, 2003.

     - Local Union 1245, I.B.E.W. in California. The collective bargaining agreement terminates on October 31, 2004.

     In June 2003, Mirant and International Brotherhood of Electrical Workers Union 503 in New York entered into a new labor agreement that is effective from June 1, 2003 until June 1, 2008.

     Effective August 10, 2003, we unilaterally implemented the terms and conditions of a final labor agreement proposed to power plant employees represented by Local Union 1900, I.B.E.W. at our Mirant Mid-Atlantic plants in Washington D.C., Maryland, and Virginia. There is a risk that there will be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of these plants to produce energy. To mitigate and reduce the risk of disruption as described above, we have engaged in contingency planning for continuation of our generation activities during an adverse collective action by the union.

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

     As discussed above under Item 1. "Chapter 11 Proceedings," on the Petition Date, the Mirant Debtors, including Mirant Americas Generation, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or litigation.

     Provision for California Contingencies: Mirant Americas Generation is subject to a variety of lawsuits and regulatory proceedings related to its activities in California and the western power markets and the high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001. As described below in FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, Western Power Markets Price Mitigation and Refund Proceedings, DWR Power Purchases, California Attorney General Litigation, California Rate Payer Litigation, Oregon Rate Payer Litigation, Washington Rate Payer Litigation, and Western Rate Payer Litigation various regulatory proceedings and lawsuits have been filed or initiated by the FERC, the California attorney general and various states' rate payers with the FERC and in state and federal courts. In addition, civil and criminal investigations have been initiated by the DOJ, the General Accounting Office, the FERC and various states' attorneys general, as described below in Western Power Markets Investigations, relating to Mirant Americas Generation's operations in California and the western power markets. The Company made a provision of approximately $239 million for various exposure items related to the Company's operations in California and the western power markets during 2000 and 2001.

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

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the proceedings described below in FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, and Western Power Markets Price Mitigation and Refund Proceedings. On August 13, 2002, the FERC Staff issued an initial report describing its investigation of the effect on spot electric prices in the West of trading strategies employed by Enron Corporation and its affiliates ("Enron") and other entities but stating it could not quantify the exact economic impact. The report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case described below in Western Power Markets Price Mitigation and Refund Proceedings be replaced with indices at a different location plus a transportation component.

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

     The staff further concluded that trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002 violated provisions of the CAISO and California Power Exchange Corporation

("PX") tariffs that prohibited gaming. It identified Mirant Americas Energy Marketing as being one of a number of entities that had engaged in one or more of those practices. The FERC Staff also found that bidding generation resources to the PX and CAISO at prices unrelated to costs constituted economic withholding and violated the antigaming provisions of the CAISO and PX tariffs. Mirant Americas Energy Marketing was one of the entities identified as engaging in that bidding practice.

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

     On March 26, 2003, the FERC Staff also issued a separate report addressing the allegations of physical withholding by Mirant Americas Generation and four other out of state owners of generation assets in California made by the CPUC in its report issued in September 2002. The staff concluded that the CPUC's contention that thirty-eight service interruptions could have been avoided had those five generators produced all of their available power was not supported by the evidence. The FERC Staff found that the CPUC's calculation of available power was incomplete and greatly overstated the amount of available power that was not generated. The FERC is continuing to investigate whether withholding by owners of generation in California, including Mirant Americas Generation, had occurred during 2000 and 2001.

     FERC Show Cause Proceeding Relating to Trading Practices: On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant Americas Generation entities and Mirant Americas Energy Marketing, that the FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant Americas Generation entities and Mirant Americas Energy Marketing, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant Americas Generation entities or Mirant Americas Energy Marketing engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets, the Company could have to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing.

     FERC Investigation Relating to Bidding: The FERC on June 25, 2003 issued an order (the "Bidding Order") initiating an investigation by its staff into bidding practices in the PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant Americas Generation entities and Mirant Americas Energy Marketing. These entities were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the PX and CAISO at prices unrelated to costs. The Bidding Order requires those entities, including the Mirant Americas Generation entities and Mirant Americas Energy Marketing, to demonstrate why bids in the PX and CAISO markets from May 1, 2000 through October 1, 2000 that were in excess of $250 per megawatt hour did not constitute a violation of the CAISO and PX tariffs. If the FERC finds that the Mirant

Americas Generation entities or Mirant Americas Energy Marketing engaged in bidding practices that violated the PX or CAISO tariffs between May 1, 2000 through October 1, 2000, the FERC could require the disgorgement of profits made as a result of those bids and could impose other non-monetary penalties. Under its contractual arrangements with Mirant Americas Energy Marketing, the Company could have to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing with respect to Mirant Americas Energy Marketing's resale of electricity produced by the Company's California generation assets. While the Company believes its bidding practices were legitimate and that it did not violate the appropriate tariffs, the standards by which the FERC will ultimately judge the Company's bidding practices are unclear. Depending on the standards applied by the FERC and if Mirant Americas Generation entities or Mirant Americas Energy Marketing are found by the FERC to have violated the PX or CAISO tariffs, the amount of any disgorgement of profits required or other remedy imposed by the FERC could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant Americas Generation and therefore to reduce the net amount that would remain owed to Mirant Americas Generation after taking into account any refunds. Mirant Americas Generation estimates that, based solely on the staff's formula, the amount of the reduction would be approximately $88 million, which would reduce the net amount owed to Mirant Americas Generation to approximately $40 million. The FERC will allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant

Americas Generation's actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which differential, if accepted by the FERC, would decrease significantly the $88 million and increase the resulting net amount owed to Mirant Americas Generation, although the amount of such potential decrease and the resulting net amount owed to Mirant Americas Generation cannot at this time be determined. In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed above in Western Power Markets Investigations, FERC Show Cause Proceeding Relating to Trading Practices, and FERC Investigation Relating to Bidding would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. Various parties, including the California Parties, have filed motions with the FERC seeking rehearing of the FERC's March 26, 2003 order. The amount owed to Mirant Americas Generation from sales made to either the CAISO or the PX, the amount of any refund that Mirant Americas Generation might be determined to owe and whether Mirant Americas Generation may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

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

     On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against certain sellers of energy under long-term agreements with the DWR, including the contract entered into by Mirant Americas Energy Marketing with the DWR dated May 22, 2001, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. Following a two-week hearing before an ALJ, on December 17, 2002, the FERC issued an order directing that the contracts of certain parties, including Mirant Americas Energy Marketing, be sent directly to the FERC with a certified copy of the record, and the FERC will address the complaint with respect to those contracts directly without first obtaining an initial decision from the ALJ. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 22, 2001 contract between Mirant Americas Energy Marketing and the DWR. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing alleging that the terms of the May 22, 2001 contract were unjust and unreasonable. The CPUC and the EOB have filed a motion seeking reconsideration by the FERC of this decision and have stated that, if reconsideration is denied, they will appeal the FERC's decision to the United States Court of Appeals.

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

CAPTION                              DATE FILED         COURT OF ORIGINAL FILING
-------                             ------------   ----------------------------------
McClintock, et al v. Vikram         May 1, 2002    Superior Court of
  Budraja, et al..................                 California -- Los Angeles County
Millar, et al. v Allegheny Energy   May 13, 2002   Superior Court of
  Supply Company, LLC, et al......                 California -- San Francisco County

     The Millar suit was removed by the defendants to federal district court and consolidated for purposes of pretrial proceedings with the rate payer suits described below in California Rate Payer Litigation pending in the United States District Court for the Southern District of California. On July 9, 2003, the United Sates District Court for the Southern District of California entered an order remanding the Millar suit to the California state court. The McClintock suit has been stayed pending a resolution of a separate action challenging the long term contracts that were entered into by the DWR, which suit does not include Mirant Americas Generation or any of its subsidiaries as parties.

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

CAPTION                                  DATE FILED             COURT OF ORIGINAL FILING
-------                                  ----------             ------------------------
People of the State of California v
  Dynegy, et al.....................  January 18, 2001    Superior Court of California -- San
                                                          Francisco County
Gordon v. Reliant Energy, Inc., et
  al................................  November 27, 2000   Superior Court of California -- San
                                                          Diego County
Hendricks v. Dynegy Power Marketing,
  Inc., et al.......................  November 29, 2000   Superior Court of California -- San
                                                          Diego County
Sweetwater Authority, et al. v.
  Dynegy, Inc., et al...............  January 16, 2001    Superior Court of California -- San
                                                          Diego County
Pier 23 Restaurant v. PG&E Energy
  Trading, et al....................  January 24, 2001    Superior Court of California -- San
                                                          Francisco County
Bustamante, et al. v. Dynegy, Inc.,
  et al. ...........................  May 2, 2001         Superior Court of California -- Los
                                                          Angeles County

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

CAPTION                                   DATE FILED            COURT OF ORIGINAL FILING
-------                                   ----------            ------------------------
T&E Pastorino Nursery, et al. v Duke
  Energy Trading and Marketing, LLC,
  et al..............................  April 23, 2002     Superior Court of California -- San
                                                          Mateo County
RDJ Farms, Inc., et al. v Allegheny
  Energy Supply Company, LLC, et
  al.................................  May 10, 2002       Superior Court of California -- San
                                                          Joaquin County
Century Theatres, Inc., et al. v
  Allegheny Energy Supply Company,
  LLC, et al.........................  May 14, 2002       Superior Court of California -- San
                                                          Francisco County
El Super Burrito, Inc., et al. v
  Allegheny Energy Supply Company,
  LLC, et al.........................  May 15, 2002       Superior Court of California -- San
                                                          Mateo County
Leo's Day and Night Pharmacy, et al.
  v. Duke Energy Trading and
  Marketing, LLC, et al..............  May 21, 2002       Superior Court of
                                                          California -- Alameda County
J&M Karsant Family Limited
  Partnership, et al. v. Duke Energy
  Trading and Marketing, LLC, et
  al.................................  May 21, 2002       Superior Court of
                                                          California -- Alameda County
Bronco Don Holdings, LLP, et al. v.
  Duke Energy Trading and Marketing,
LLC, et al...........................  May 24, 2002       Superior Court of California -- San
                                                          Francisco County
Kurtz v. Duke Energy Trading et al...  October 18, 2002   Superior Court of California -- Los
                                                          Angeles County

     These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These eight cases were consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. The plaintiffs filed motions in all of these cases other than the Kurtz suit seeking to have the cases remanded to the California state courts in which they were originally filed. On May 19, 2003, the United States District Court for the Southern District of California denied those motions. The Mirant Americas Generation entities and the other defendants have filed motions to dismiss in these cases.

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

     On November 20, 2002, a class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., was filed in the Superior Court for the County of Los Angeles against certain publishers of index prices for natural gas, gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The plaintiff in the Bustamante suit alleges that the defendants violated California Penal Code sections 182 and 395 and California's Unfair Competition Act by reporting false information about natural gas transactions to the defendants that published index prices for natural gas causing the prices paid by Californians for natural gas and for electricity to be artificially inflated. The suit seeks, among other things, disgorgement of profits, restitution and compensatory and punitive damages. On July 8, 2003, the Superior Court for the County of Los Angeles dismissed this suit, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court did grant the plaintiffs leave to file an amended complaint. On August 13, 2003, the plaintiff filed an amended complaint asserting claims under California's Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including various of the Company's subsidiaries. The amended complaint alleges that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserts, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated. The suit is brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit seeks, among other things, disgorgement of profits, restitution, treble damages and injunctive relief.

     Oregon Rate Payer Litigation: On December 16, 2002, a class action suit, Lodewick v. Dynegy, et al., was filed in the Circuit Court for the County of Multnomah, Oregon, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity or natural gas in Oregon from January 2000. The plaintiff alleged that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleged, resulted in supply shortages and skyrocketing energy prices in the western United States, including Oregon, which in turn caused drastic rate increases for Oregon consumers. The plaintiff asserted claims under Oregon's Unfair Trade Practices Act, as well as claims for negligence and fraud by concealment. The plaintiff sought injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants from 1998. The defendants removed the Lodewick suit to the United States District Court for the District of Oregon. On May 5, 2003, the United States District Court for the District of Oregon granted a motion filed by the plaintiff seeking to dismiss the Lodewick suit without prejudice.

     Washington Rate Payer Litigation: On December 16, 2002, a class action suit, Symonds v. Dynegy, et al., was filed in the United States District Court for the Western District of Washington against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity or natural gas in the state of Washington from January 2000. The plaintiff alleged that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleged, resulted in supply shortages and skyrocketing energy prices in the western United States, including the state of Washington, which in turn caused drastic rate increases for Washington consumers. The plaintiff asserted claims under Washington's Consumer Protection Act, as well as claims for negligence and fraud by concealment. The plaintiff sought treble damages, injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants since 1998. On June 2, 2003, the United States District Court for the Western District of Washington granted a motion filed by the plaintiff seeking to dismiss without prejudice the Symonds suit.

     Western Rate Payer Litigation: On April 28, 2003, a purported class action suit, Egger et al. v. Dynegy, Inc. et al., was filed in the Superior Court for the County of San Diego, California, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant Americas Generation entities, on behalf of all persons who purchased electricity in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana from January 1, 1999. The plaintiffs allege that the defendants engaged in unlawful, unfair, and deceptive practices in the California and western wholesale electricity markets, including withholding energy from the market to create artificial shortages, creating artificial congestion over transmission lines, selling electricity bought in California to out of state affiliates to create artificial shortages and then selling the electricity back into the state at higher prices. The plaintiffs contend that the defendants conspired among themselves and with subsidiaries of Enron Corporation to withhold electricity from the PX and CAISO markets and to manipulate the price of electricity sold at wholesale in the California and western markets. The defendants' unlawful manipulation of the wholesale energy market, the plaintiffs allege, resulted in supply shortages and skyrocketing energy prices in the western United States, which in turn caused drastic rate increases for retail consumers. The plaintiffs assert claims under California's antitrust statute and its Unfair Competition Act. The plaintiffs contend that the defendants' alleged wrongful conduct has caused damages in excess of one billion dollars and seek treble damages, injunctive relief, restitution, and an accounting of the wholesale energy transactions entered into by the defendants from 1998. The defendants have removed the suit to the United States District Court for the Southern District of California.

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

     Mirant Americas Generation Bondholder Suit: On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that the restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation managers. In addition, plaintiffs challenge certain dividends and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars.

     Mirant Americas Generation Securities Class Action: On June 25, 2003, the Company received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's recent restatement of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia.

     New York Property Tax: In April 2003, the New York Supreme Court, Appellate Division, reversed a judgment that Mirant New York had obtained in January 2002 against the Town of Haverstraw, New York and the Haverstraw Stony Point School District with regard to the Town's and School District's failure to perform under a previously agreed to property tax agreement. The court ruled that the settlement agreement was unenforceable. Mirant New York has filed a petition seeking to appeal this decision to the New York Court of Appeals, its highest court. The effect of the New York Supreme Court's decision is to restore proceedings brought by Orange & Rockland Utilities and subsequently Mirant New York challenging the assessed value of Mirant New York's Bowline generating facility and the resulting local assessments paid for tax years 1995 through 2002. If those proceedings result in a reduction of the assessed value of the Bowline facility, Mirant New York would be entitled to a refund with interest of any excess taxes paid for those tax years, including the years for which proceedings were initiated by Orange & Rockland prior to Mirant New York's acquisition of the Bowline facility in 1999.

     Texas Commercial Energy Suit: On July 7, 2003, Texas Commercial Energy announced that it had filed a lawsuit in the United States District Court for the Southern District of Texas against various parties that own generation or sell electricity at wholesale in the Electric Reliability Council of Texas ("ERCOT"), including a Mirant Americas Generation subsidiary. The suit, which is entitled Texas Commercial Energy v. TXU Energy, Inc. et al., alleges that the defendants acting individually and in concert with each other engaged in anti-competitive activities in the ERCOT market in order to fraudulently inflate the price at which they could sell electricity at wholesale and to drive the plaintiff out of the Texas retail market. The wrongful conduct alleged includes such activities as economic withholding of generation, physical withholding of generation and manipulative bidding. The complaint asserts claims for, among other things, violation of federal and Texas antitrust laws, fraud, price fixing, and negligent misrepresentation. The plaintiff alleges it suffered damages in excess of $500 million and seeks treble damages and attorneys' fees. On August 6, 2003, the plaintiff filed an amended complaint that continued to allege wrongful conduct by Mirant Corporation and certain of its subsidiaries but did not name them as defendants in the action.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations and our historical Consolidated Financial Statements and the notes thereto. The selected financial data has been derived from our Consolidated Financial Statements. Our Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 have been restated. See Note 3 of the Notes to our Consolidated Financial Statements. The historical financial information may not be indicative of our future performance and does not reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

     The financial information for periods prior to the Company's incorporation represents the assets and liabilities and revenues and expenses of former subsidiaries of Mirant which were merged with and into the Company in a common control organization.

                            SELECTED FINANCIAL DATA

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                          RESTATED   RESTATED   RESTATED   RESTATED
                                                            2002       2001       2000       1999
                                                          --------   --------   --------   --------
                                                                        (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................................   $2,553     $5,293     $2,153    $   674
Income from continuing operations.......................       64        402        142         29
Income from discontinued operations.....................       14         12         11         19
Net income..............................................       78        414        153         48
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets............................................    6,996      7,065      6,262      2,523
Total debt..............................................    2,794      2,900      2,395      1,290
Member's equity.........................................    3,125      3,019      2,913      1,037

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

CHAPTER 11 PROCEEDINGS

     On July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States, including Mirant Americas Generation, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Item I. Business -- Chapter 11 Proceedings.

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

DESCRIPTION OF BUSINESS

     We are a national independent power provider and an indirect wholly owned subsidiary of Mirant Corporation. We were incorporated in Delaware on May 12, 1999 and effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 12,000 MW of electricity generation capacity in the United States and, as of December 31, 2002, operate 92 generating units at 22 plants located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas, giving us access to a wide variety of wholesale customers.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated Consolidated Financial Statements of the Company for the years 2002, 2001 and 2000 to correct certain accounting and presentation errors that the Company identified in its previously issued financial statements.

     In April 2003, the Company restated its Consolidated Financial Statements as of, and for the years ended, December 31, 2001 and 2000 to give effect to the adjustments set forth in Note 3B of the Notes to the Consolidated Financial Statements. These adjustments gave effect to the following:

     - an increase in opening retained earnings as of January 1, 2000, of $7 million, which has been reflected as a prior period adjustment;

     - a decrease in net income of $5 million in 2000; and

     - an increase in net income of $72 million in 2001.

     In addition, the Company reclassified the presentation of the operations of the State Line and Neenah generating facilities as discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     In August 2003, the Company further restated its Consolidated Financial Statements as of, and for the years ended, December 31, 2002, 2001 and 2000 to give effect to the adjustments set forth in Note 3C of the Notes to the Consolidated Financial Statements. These adjustments gave effect to the following:

     - an increase of $1 million in net cash provided by operating activities and in net cash used in financing activities in 2002;

     - a decrease of $146 million in net cash provided by operating activities, a decrease in net cash used in investing activities of $147 million and a decrease in net cash provided by financing activities of $1 million in 2001;

     - an increase of $178 million in net cash provided by operating activities and in net cash used in investing activities in 2000;

     - an increase in net income of $1 million for the year ended December 31, 2002 and a decrease in net income of $5 million for the year ended December 31, 2001;

     - a decrease in total assets of $2 million, an increase in total liabilities of $7 million and a decrease in member's equity of $9 million as of December 31, 2002; and

     - a decrease in total assets of $3 million, an increase in total liabilities of $3 million and a decrease in member's equity of $6 million as of December 31, 2001.

     The Company has revised this Annual Report to give effect to the adjustments described above and in Note 3C of the Notes to the Consolidated Financial Statements, and to update certain disclosures contained in the Annual Report to the time of filing.

INTERIM FINANCIAL INFORMATION

     Concurrently with the filing of this amended Annual Report, the Company has filed amended quarterly reports for the periods ended March 31, 2002, June 30, 2002, and September 30, 2002. The amended quarterly reports give effect to the restatements described in this amended Annual Report.

RESTRUCTURING CHARGES

     In 2002, as a result of changing market conditions and constrained access to capital, Mirant adopted a plan to restructure its worldwide operations, including those of the Company, by selling certain generating facilities, canceling or suspending planned power plant developments, closing business development offices and severing employees. We recorded $19 million of restructuring charges primarily related to severance costs and costs for suspending planned power plant developments during the year ended December 31, 2002. Management cannot determine at this time the extent to which additional restructuring as a result of the Chapter 11 filings by Mirant will impact the Company.

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

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $139 million in 2002 and $33 million for the period from August 1, 2001 to December 31, 2001. These amounts are generally received in the month following the month the related revenue is recognized, and are recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, Mirant Mid-Atlantic received $129 million and $29 million, respectively, under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $136 million at December 31, 2002, of which $15 million represents amounts received subsequent to December 31, 2002 related to the revenue recognized prior to that date and $121 million represents the favorable pricing variance over 2003.

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

     Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under a power sale, fuel supply and service agreement (the "Power and Fuel Agreement") to Mirant Americas Energy Marketing at market prices. Under this agreement Mirant Americas Energy Marketing resells Mirant Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, Mirant Mid-Atlantic has credit exposure to Mirant Americas Energy Marketing for essentially all of its revenues. Mirant Mid-Atlantic will pay Mirant Americas Energy Marketing a fee of $7 million per year for this service, the same amount as had previously been payable under the services and risk management agreement, which was terminated at the same date as the ECSA.

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

RESULTS OF OPERATIONS

     Our net income decreased by $336 million in 2002 compared to 2001. Key factors affecting our 2002 results are as follows:

     - Overall industry conditions in 2002 were dramatically different than what we experienced in 2001 and 2000. Power prices declined significantly in 2002 compared to 2001, due to milder weather and additional capacity.

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

     - In 2001, net income includes a $73 million provision related to receivables due from both the PX, which filed for bankruptcy protection in 2001, and CAISO.

     - In 2002, we recorded a $20 million goodwill impairment charge after failing the Step I review in the Company's annual goodwill assessment. This change is noncash and reflects management's best estimate of the impairment as if a fully completed Step II review was performed. A Step II review will be finalized in the second quarter, but we do not expect our estimate to change materially. See Critical Accounting Policies section for further details.

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

2002 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $2,320         $ 233        $2,553
Operating expenses:
  Cost of fuel, electricity and other products..............     1,504            88         1,592
  Depreciation and amortization.............................        --           110           110
  Generation facilities rent................................        --            96            96
  Maintenance...............................................        39            66           105
  Selling, general and administrative.......................        70            45           115
  Impairment loss...........................................        --            20            20
  Other operating...........................................        81           161           242
                                                                                            ------
Operating income............................................                                   273
Other income (expense), net.................................        41          (194)         (153)
Provision for income taxes..................................        --            56            56
                                                                                            ------
Income from continuing operations...........................                                $   64
                                                                                            ======

2001 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $5,156         $ 137        $5,293
Operating expenses:
  Cost of fuel, electricity and other products..............     3,433            21         3,454
  Depreciation and amortization.............................        --           164           164
  Generation facilities rent................................        --            96            96
  Maintenance...............................................        44            87           131
  Selling, general and administrative.......................       432           211           643
  Other operating...........................................        69           132           201
                                                                                            ------
Operating income............................................                                   604
Other income (expense), net.................................        24          (225)         (201)
Provision for income taxes..................................        --             1             1
                                                                                            ------
Income from continuing operations...........................                                $  402
                                                                                            ======

2000 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating revenues..........................................    $1,987         $ 166        $2,153
Operating expenses:
  Cost of fuel, electricity and other products..............     1,293            18         1,311
  Depreciation and amortization.............................        --            71            71
  Generation facilities rent................................        --             3             3
  Maintenance...............................................        26            49            75
  Selling, general and administrative.......................       156           110           266
  Other operating...........................................        44            70           114
                                                                                            ------
Operating income............................................                                   313
Other income (expense), net.................................         2           (79)          (77)
Provision for income taxes..................................        --            94            94
                                                                                            ------
Income from continuing operations...........................                                $  142
                                                                                            ======

  2002 VERSUS 2001

     Operating Revenues. Our operating revenues for the year ended December 31, 2002 were $2.6 billion, a decrease of $2.7 billion, or 52%, from 2001. The following factors were primarily responsible for the decrease in operating revenues.

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

     Operating Expenses. Our operating expenses for the year ended December 31, 2002 were $2.3 billion, a decrease of $2.4 billion, or 51%, from 2001. The following factors were primarily responsible for the decrease in operating expenses.

     - Cost of fuel, electricity and other products for the year ended December 31, 2002 was $1.6 billion, compared to $3.5 billion in 2001. This decrease of $1.9 billion, or 54%, was primarily attributable to decreased power sales volumes and lower prices for natural gas, particularly in California, during 2002 and was consistent with our decrease in operating revenues. As noted above, power sales volumes in this region declined by approximately 41%. Prices for natural gas, the primary fuel used for margin-setting the market price for electricity in this region, declined by 52%. In addition, a reduction in the proportion of generation from less efficient cycling units reduced fuel costs per megawatt hour in the year ended December 31, 2002, as compared to 2001. The decrease in cost of fuel, electricity and other products was partially offset by the purchased power costs of Mirant New England, LLC, which was contributed to us in January 2002, and by the cost of the additional fuel usage in Mirant Mid-Atlantic facilities arising from higher generation volumes in the year ended December 31, 2002, as compared to 2001.

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

     - Selling, general and administrative expenses for the year ended December 31, 2002 were $115 million, compared to $643 million in 2001. This decrease of $528 million was primarily due to a change in the services and risk management agreement with Mirant Americas Energy Marketing (see
       Note 5 of "Notes to Consolidated Financial Statements") in which the Company was previously charged a bonus based on the percentage by which revenues exceeded costs under the agreement. In 2001, this bonus expense was approximately $378 million. In 2001, the Company recorded bad debt expense of $73 million and $56 million related to the California receivables described above and the Enron bankruptcy and incurred legal expenses of approximately $30 million associated with the legal proceedings in California (see Item 3, "Legal Proceedings").

     Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2002 was $56 million compared to $1 million in 2001. The income tax provision is higher primarily due to the reversal of approximately $152 million in deferred tax liabilities in 2001 as a result of our change in form of organization from a corporation to a limited liability company, partially offset by a lower tax provision from lower pretax income in our taxable subsidiaries in 2002 compared to 2001.

  2001 VERSUS 2000

     Operating Revenues. Our operating revenues for the year ended December 31, 2001 were $5.3 billion, an increase of $3.1 billion, or 146%, from 2000. This increase resulted primarily from the combination of unusually high prices for power in the first quarter of 2001 and increased market demand for power in the western United States. The increase in revenues was also attributable to the contributions from the plants we acquired in Maryland from PEPCO in December 2000, which contributed $1.0 billion in revenues, and from the first and second phases of our Texas plant which were completed in June 2000 and June 2001, respectively. In addition, the 2000 amounts reflect provisions taken related to revenues recognized in 1999 from our California operations under RMR contracts.

     Operating Expenses. Our operating expenses for the year ended December 31, 2001 were $4.7 billion, an increase of $2.9 billion, or 155%, from 2000. The following factors were primarily responsible for the increase in operating expenses.

     - Cost of fuel, electricity and other products for the year ended December 31, 2001 was $3.5 billion, compared to $1.3 billion in 2000. This increase of $2.1 billion, or 163%, primarily resulted from the combination of higher prices for natural gas in the first quarter of 2001 and increased market demand for natural gas and power in the western United States. The increase was also attributable to additional fuel and purchased power costs from the plants we acquired in Maryland from PEPCO in December 2000 and from the first and second phases of our Texas plant which were completed in June 2000 and 2001, respectively.

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

     - Selling, general and administrative expenses for the year ended December 31, 2001 were $643 million, compared to $266 million in 2000. This increase of $377 million was primarily due to costs incurred under the administrative services arrangements with Mirant Americas Energy Marketing totaling $378 million, a $246 million increase from the same period in 2000. The increase was also attributable to provisions of $73 million taken in relation to uncertainties in the California power market and provisions of $56 million taken related to amounts due from Enron as a result of its bankruptcy in December 2001.

     Other Expense, Net. Other expense, net for the year ended December 31, 2001, was $201 million, an increase of $124 million from 2000. This increase was primarily due to an increase in interest expense related to borrowings to finance acquisitions but was partially offset by interest income on notes receivable from affiliates.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2001 was $1 million as compared to income tax expense of $94 million in 2000. The income tax provision for 2001 is lower primarily because of the reversal of deferred tax liabilities totaling approximately $152 million, as a result of our change in form of organization from a corporation to a limited liability company.

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

     Net cash provided by operating activities totaled $523 million in 2002, as compared to $285 million in 2001. This increase of $238 million was due primarily to an increase in accrued income taxes of $185 million, a change of $164 million in derivative financial instruments, a decrease in prepaid rent of $79 million and net decreases in operating assets and increases in operating liabilities, excluding accrued income taxes and prepaid rent, of $241 million. These increases were partially offset by a decrease in net income of $336 million and a decrease of $66 million in depreciation and amortization.

     Net cash provided by investing activities totaled $97 million in 2002, as compared to $513 million used in investing activities in 2001. This change was primarily due to net proceeds from the sale of our State Line generating facility of $183 million in 2002 and net proceeds received in 2002 totaling $260 million on notes receivables from affiliates compared to net issuances of notes receivable from affiliates of $194 million in 2001. This was partially offset by net repayments of advances to affiliates which totaled $178 million in 2001 compared to none in 2002. In addition, there was a reduction in capital expenditures of $126 million from $479 million in 2001 to $353 million in 2002.

     Net cash used in financing activities totaled $380 million in 2002, as compared to $175 million provided by financing activities in 2001. This change was primarily due to an increase in dividends paid from $221 million in 2001 to $797 million in 2002. In addition, net notes payable to affiliates repaid in 2002 amounted to $125 million compared to proceeds received of $323 million from net notes payable to affiliates in 2001. These were partially offset by net proceeds from debt of $227 million in 2002 compared to $6 million in 2001, capital contributions of $179 million in 2002 compared to $38 million in 2001 and capital contributions received pursuant to the ECSA of $129 million in 2002 compared to $29 million in 2001.

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

  CONTRIBUTION OF MIRANT NEW ENGLAND, LLC TO MIRANT AMERICAS GENERATION

     Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (a wholly owned subsidiary of Mirant Americas) and its assets and liabilities to Mirant Americas Generation (see Note 5 of "Notes to Consolidated Financial Statements"). The transfer was accounted for as cash and non-cash capital contributions of approximately $7 million and $287 million, respectively to Mirant Americas Generation in the first quarter of 2002. At January 1, 2002, Mirant New England, LLC's most significant asset was a $255 million note receivable from Mirant Americas, Inc. The note receivable is payable on demand and bears interest at 6%, which is payable monthly.

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

 DEBT OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     As of December 31, 2002, the Company has future debt repayments, lease obligations, purchase commitments and other agreements as follows (in millions):

                                                          CONTRACTUAL CASH OBLIGATIONS BY YEAR
                                                 ------------------------------------------------------
                                                 TOTAL    2003   2004   2005   2006   2007   THEREAFTER
                                                 ------   ----   ----   ----   ----   ----   ----------
Long-term debt.................................  $2,800   $ 50   $250   $ --   $500   $ --     $2,000
Operating lease obligations(1).................   2,777    155    126    120    109    114      2,153
Long-term service agreements(2)................     318     11     10     18     22     22        235
Construction related purchase commitments (Note
  12)..........................................     209     49      1    135     21      2          1
Fuel purchase and transportation
  commitments(3)...............................     610    113    119    120    126    128          4
                                                 ------   ----   ----   ----   ----   ----     ------
Total..........................................  $6,714   $378   $506   $393   $778   $266     $4,393
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

     Effective August 10, 2003, we unilaterally implemented the terms and conditions of a final labor agreement proposed to power plant employees represented by Local Union 1900, I.B.E.W. at our Mirant Mid-Atlantic plants in Washington D.C., Maryland, and Virginia. There is a risk that there will be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of these plants to produce energy. To mitigate and reduce the risk of disruption as described above, we have engaged in contingency planning for continuation of our generation activities during an adverse collective action by the union.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As discussed above in Item I. Business -- Chapter 11 Proceedings, on July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company believes that the Chapter 11 filings may adversely impact the assumptions used by management in assessing the estimates and judgments used in these Critical Accounting Policies and Estimates.

     The accounting policies described below are considered critical in obtaining an understanding of Mirant Americas Generation's Consolidated Financial Statements included elsewhere in this amended

Annual Report because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others. In addition, the estimates and assumptions used in applying those critical accounting policies to our consolidated financial statements and other estimates about future operating results affect the calculation of financial ratios and measures used to determine the Company's compliance with significant debt covenants. Significant changes in assumptions could result in a violation of our debt covenants. A more complete discussion regarding debt compliance is discussed in "Financial Condition -- Liquidity and Capital Resources."

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

  LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Item 3, Legal Proceedings and Notes 12 and 14 of "Notes to Consolidated Financial Statements" contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

     - deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; and

     - the disposition of the pending litigation described in this Form 10-K/A;

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

RISKS RELATED TO CHAPTER 11 PROCEEDINGS

 MIRANT FACES SIGNIFICANT UNCERTAINTY REGARDING ITS FUTURE AND PROSPECTS.

     On July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States, including Mirant Americas Generation, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division. In order to emerge from the Chapter 11 proceedings, the Company will need to confirm a plan of reorganization that meets the requirements of the Bankruptcy Code as determined by the Bankruptcy Court.

     At this time, no plan of reorganization has been formulated or submitted to the Bankruptcy Court and the Company cannot accurately predict the form that such a plan of reorganization will take or the effect of the Chapter 11 reorganization process on its business or the business of Mirant. Such plan might involve a reorganization and continuation of Mirant's business or a liquidation. Furthermore, the plan could provide for the substantive consolidation of the Company with some or all of the Mirant Debtors. The plan of reorganization could result in holders of the Company's securities and other constituents of the Company receiving no value for their interests. Since a plan of reorganization has not been formulated, the Company's future results and the future results of Mirant may differ significantly from historical results. In addition, there is no assurance that any plan of reorganization submitted to the Bankruptcy Court will be confirmed and there is no assurance that Mirant will emerge from Chapter 11 proceedings.

     If no plan of reorganization is confirmed, the Mirant Debtors could be forced to liquidate under Chapter 7 of the Bankruptcy Code, in which case a trustee would be elected or appointed to liquidate the Mirant Debtor's assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. It is impossible to predict precisely how the proceeds of the liquidation would be distributed to the respective holders of the Company's securities and other liabilities.

     As a result of these developments, the Company faces significant uncertainty regarding its future and prospects. The Company considers the value of its securities and liabilities to be highly speculative and urges securityholders to exercise caution with respect to existing and future investments in any of its securities or liabilities.

 PAYMENT OF PRINCIPLE OR INTEREST ON THE COMPANY'S SECURITIES IS SUBJECT TO EMERGENCE FROM CHAPTER 11 PROCEEDINGS AND WILL LIKELY BE SUBJECT TO NEGOTIATION AND/OR COMPROMISE.

     As a result of the Chapter 11 proceedings, the Company is currently precluded from making any payments on its securities, including without limitation, principal, interest or dividends. The entitlement of holders of the Company's securities is subject to compromise in connection with the resolution of the Chapter 11 proceedings. There can be no assurance that the Company will emerge from Chapter 11 proceedings and, even if the Company does emerge from Chapter 11 proceedings, that any payments will be made with respect to the Company's securities.

 LONG AND PROTRACTED CHAPTER 11 PROCEEDINGS COULD ADVERSELY AFFECT OUR BUSINESS.

     The Company's business could suffer from increased costs, erosion of customer confidence, and further liquidity difficulties if it remains a debtor in possession during a lengthy Chapter 11 process while trying to negotiate a plan of reorganization. Protracted proceedings could disrupt the Company's business and could divert the attention of management from operation of our business. In addition, the uncertainty surrounding a prolonged restructuring could have other adverse effects. For example, it could adversely affect:

     - the Company's ability to raise additional capital,

     - the Company's ability to capitalize on business opportunities and react to competitive pressures,

     - the Company's ability to attract and retain key employees,

     - the Company's liquidity,

     - the Company's relationships with its key suppliers,

     - the Company's ability to enter into long-term contracts with its customers,

     - how the Company is viewed by regulators, investors, lenders or credit rating agencies,

     - the amount of collateral required in the transaction of the Company's business, and

     - the Company's enterprise value.

     These factors, as well as other direct or indirect effects of the bankruptcy proceedings, may adversely affect the Company's business and ability to consummate any plan of reorganization.

  THE COMPANY'S ACTIVITIES ARE RESTRICTED BY THE PROVISIONS OF THE BANKRUPTCY CODE.

     During the Chapter 11 proceedings, the Company is continuing to operate its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As a result, the Company's ability to take advantage of market opportunities that would be advantageous to its business may be limited.

  MIRANT CONTROLS THE COMPANY AND ITS INTERESTS MAY COME INTO CONFLICT WITH THE INTERESTS OF THE COMPANY'S DEBT HOLDERS.

     The Company is an indirect wholly-owned subsidiary of Mirant Corporation and, as such, is controlled by Mirant Corporation. In connection with the Chapter 11 proceedings, there may be conflicts of interest between Mirant as the Company's indirect equity holder, on the one hand, and the Company's debt holders as creditors, on the other. In addition, there may be conflicts between the creditors committee appointed in connection with the Chapter 11 proceedings for Mirant Corporation and the Company's creditors committee. It is currently not possible to predict how such conflict may affect the ultimate outcome of our reorganization pursuant to the Chapter 11 filings.

  THE COMPANY'S SECURITIES HAVE LIMITED LIQUIDITY AND THE BANKRUPTCY COURT HAS IMPOSED ADDITIONAL LIMITATIONS ON TRADING.

     The Company's securities are not registered on any exchange or traded on an over-the-counter market and therefore have limited liquidity. In addition, on July 25, 2003, the Bankruptcy Court approved an interim procedure imposing, among other things, a requirement of ten days advance notice to Mirant Corporation of the intent to buy or sell claims against the Company (which includes debt securities of the Company) if a person owns (or, because of the transaction, would own) an aggregate amount of claims in excess of $250 million. In addition, the Company does not intend to continue filing periodic reports with the Securities and Exchange Commission (although, the Company's indirect parent, Mirant Corporation, currently expects to continue do so). The Company's decision to cease filing periodic reports may result in more limited information about the Company being available to securityholders. As a result of these factors, securityholders may not be able to sell their securities at all or the price may be adversely impacted due to a lack of liquidity.

RISKS RELATED TO THE COMPANY'S OPERATIONS AND BUSINESS

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

  CHANGES IN COMMODITY PRICES MAY INCREASE THE COST OF PRODUCING POWER AND DECREASE THE AMOUNT WE RECEIVE FROM SELLING POWER, RESULTING IN FINANCIAL PERFORMANCE WHICH MAY FAIL TO MEET OUR EXPECTATIONS.

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

  OPERATION OF OUR GENERATING FACILITIES INVOLVES RISKS, SOME OF WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

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

     In addition, although most of our facilities had a significant operating history at the time we acquired them, we have a limited history of owning and operating these acquired facilities and operational issues may arise as a result of our lack of familiarity with issues specific to a particular facility or component thereof or change in operating characteristics resulting from regulation. A decrease or elimination of revenues generated by our facilities or an increase in the costs of operating our facilities could have a significant adverse effect on our financial results.

  MIRANT MAY BE UNABLE TO RETAIN PERSONNEL CAPABLE OF SUCCESSFULLY RUNNING OUR BUSINESS GIVEN THE UNCERTAIN BUSINESS CLIMATE FOR OUR SECTOR AND OUR COMPANY.

     There is a risk that personnel who are integral to the success of our business will leave Mirant or the Company, disrupting our ability to successfully achieve our short-and long-term goals.

     To reduce this risk, Mirant has in place retention agreements with certain key employees and is currently considering additional retention measures. These measures are designed to provide incentives to these key employees to remain with Mirant and the Company throughout this critical period. There can be no assurance that these measures will be effective.

  OUR ACCESS TO CAPITAL IS LIMITED, LIMITING OUR ABILITY TO FUND CAPITAL EXPENDITURES AND OTHER REQUIREMENTS.

     We will need to make substantial expenditures in the future to, among other things, maintain the performance of our generating facilities and comply with environmental laws and regulations. Our direct and indirect parent companies are not obligated to provide, and may decide not to provide, any funds to us in the future. Our only other sources of fund will be internally generated cash flow from our operations and proceeds from the issuance of securities or the incurrence of additional indebtedness in the future. We may not be successful in obtaining sufficient additional capital in the future to enable us to fund all our future capital expenditures and other requirements.

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

     We are currently involved in a number of lawsuits concerning our activities in the western power markets. These include a number of lawsuits by the California Attorney General and ratepayers alleging, among other things, that certain owners of electric generation facilities in California, and energy marketing companies, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and allegedly inflated wholesale electricity prices in California. In addition, we are involved in various other litigation matters, all of which are described in more detail in this Form 10-K. We intend to vigorously defend against those claims which we are unable to settle, but the results of this litigation cannot be determined. While most pending litigation is stayed during the pendency of the bankruptcy, if we ultimately were to receive adverse outcomes in this litigation, we could be required to pay significant amounts and this could have a material adverse effect on our financial condition, cash flows and results of operations.

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

     The VaR, using our assumed holding periods and a 95% confidence interval, was $4 million and $9 million as of December 31, 2002 and December 31, 2001, respectively. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $1 million at December 31, 2002, compared to $3 million at December 31, 2001. During the year ended December 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation eight times, which falls within our 95% confidence interval. During the second quarter of 2002, Mirant Americas Energy Marketing implemented a new trading system to administer its natural gas transactions. As a result, the natural gas component of Mirant Americas Energy Marketing's total VaR calculation was held constant for a period of approximately 45 days. Mirant Americas Energy Marketing believes this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

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

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at December 31, 2002) by tenor (in millions):

                                                      2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                                                      ----   ----   ----   ----   ----   ----------   -----
ENERGY COMMODITY INSTRUMENTS:
Electricity.........................................  $(26)  $(9)   $(3)   $(2)   $(1)      $ --      $(41)
Natural gas.........................................     9     4      2      1     --         --        16
Crude oil...........................................     5     2      1      1     --         --         9
Residual fuel.......................................    22     3     --     --     --         --        25
                                                      ----   ---    ---    ---    ---       ----      ----
TOTAL...............................................  $ 10   $--    $--    $--    $(1)      $ --      $  9
                                                      ====   ===    ===    ===    ===       ====      ====

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our managers who are not also executive officers as of January 1, 2003.

NAME                          AGE                           POSITION
----                          ---                           --------
S. Marce Fuller.............  42    Manager
                                    Ms. Fuller is President, Chief Executive Officer and a
                                    Director of Mirant. She served as President and Chief
                                    Executive Officer of Mirant Americas Energy Marketing
                                    from September 1997 to July 1999 and Executive Vice
                                    President of Mirant from October 1998 to July 1999. From
                                    May 1996 to September 1997, Ms. Fuller was Senior Vice
                                    President in charge of North American operations and
                                    business development. From February 1994 to May 1996,
                                    she was the Vice President for domestic business
                                    development. She joined Southern Company in 1985 and
                                    joined Mirant in 1992. Ms. Fuller is also a director of
                                    Curtiss-Wright Corporation and a director of EarthLink,
                                    Inc.

Harvey A. Wagner............  61    Manager
                                    Elected Executive Vice President and Chief Financial
                                    Officer of Mirant effective January 1, 2003. Prior to
                                    joining Mirant, he was Executive Vice President of
                                    Finance, Secretary, Treasurer and Chief Financial
                                    Officer at Optio Software, Inc. from February 2002 to
                                    December 2002. He acted as interim Chief Financial
                                    Officer for Targus Group International, Inc. from
                                    September 2001 to January 2002. From May 2001 to August
                                    2001, he performed independent consulting services for
                                    various corporations. He was Chief Financial Officer,
                                    General Manager and Chief Operating Officer for PaySys
                                    International, Inc. from December 1999 to April 2001. He
                                    served as Executive Vice President of Finance and
                                    Administration, and Chief Financial Officer for Premiere
                                    Technologies, Inc. from April 1998 to September 1999. He
                                    served as Senior Vice President of Finance, Chief
                                    Financial Officer, and Treasurer of Scientific-Atlanta,
                                    Inc. from June 1994 to April 1998. From 1978 to 1994, he
                                    held the position of Vice President and Chief Financial
                                    Officer for Computervision Corporation, Datapoint
                                    Corporation and American Microsystems, Inc.

     The following table sets forth information with respect to our executive officers as of January 1, 2003.

NAME                          AGE                           POSITION
----                          ---                           --------
Richard J. Pershing.........  56    President, Chief Executive Officer and Manager
                                    Mr. Pershing has also been Chief Executive Officer of
                                    Mirant's Americas group since August 1999 and one of
                                    Mirant's Executive Vice Presidents since October 1998.
                                    He is responsible for Mirant's North American
                                    operations. From November 1997 to October 1998, he was
                                    one of Mirant's Senior Vice Presidents. Prior to joining
                                    Mirant in 1992, Mr. Pershing held various executive and
                                    management positions at Georgia Power Company.
J. William Holden III.......  41    Senior Vice President, Chief Financial Officer and
                                    Treasurer
                                    Mr. Holden has also been a Senior Vice President of
                                    Mirant since February 2002. Previously, he was Chief
                                    Financial Officer for Mirant's Europe group from 2001 to
                                    February 2002; Vice President and Treasurer of Mirant
                                    from 1999 to 2001; Vice President, Operations and
                                    Business Development for Mirant's South American region
                                    from 1996 to 1999; and Vice President, Business
                                    Development for Mirant's Asia group from 1994 to 1995.
                                    He held various positions at Southern Company from 1985
                                    to 1994 including Director of Corporate Finance.
John W. Ragan...............  43    Senior Vice President
                                    Mr. Ragan has been a Senior Vice President of Mirant
                                    since October 2002. Mr. Ragan served as a Vice President
                                    of Mirant from 1997 to 2002. He was Vice President
                                    responsible for strategic planning and forecasting,
                                    worldwide budgeting and market evaluation in 2002; Vice
                                    President and Chief Commercial Officer from 1999 to
                                    2002; Vice President responsible for asset management
                                    from 1998 to 1999; and Vice President responsible for
                                    corporate development from 1997 to 1998. Prior to these
                                    positions, he served as Director of Risk Management.
                                    Prior to joining Mirant, Mr. Ragan was President of
                                    Equitable Storage Company and held various positions for
                                    Jefferies & Company, Inc. and Texaco, Inc.
Anne M. Cleary..............  42    Vice President
                                    Mrs. Cleary is President of Mirant California. She has
                                    been responsible for overseeing our power generation
                                    assets in California and Mirant's other generation
                                    assets in the western United States since September
                                    2000. Mrs. Cleary has served as a Vice President of
                                    Mirant Americas since 1999, responsible for external and
                                    regulatory affairs from June to August 2000 and North
                                    American business development from 1999 to May 2000.
                                    Prior to this, Mrs. Cleary held various roles with
                                    Mirant and Southern Company Services including Director
                                    of Market Analysis and Project Manager in System
                                    Planning.
John E. Dorsett Jr..........  40    Vice President
                                    Mr. Dorsett is responsible for overseeing our power
                                    generation assets in the mid-continent region of the
                                    United States and President of Mirant's subsidiaries in
                                    this region. Previously, Mr. Dorsett was Vice President,
                                    Southeast Business Unit for Mirant's Americas group from
                                    February 2001 to March 2002; Interim Director, New York
                                    Business Unit from August 2000 to February 2001; and
                                    Project Director, Business Development for Mirant North
                                    America from March 1997 to August 2000. He

NAME                          AGE                           POSITION
----                          ---                           --------
                                    held various positions in marketing, fossil generation
                                    and construction at Alabama Power Company from 1981 to
                                    1997.
Lisa D. Johnson.............  36    Vice President
                                    Ms. Johnson is President of Mirant Mid-Atlantic, LLC.
                                    She is responsible for overseeing Mirant Mid-Atlantic's
                                    power generation assets. Previously, Ms. Johnson was
                                    Vice President, Midwest Business Unit for Mirant
                                    Americas from 2001 to 2002; Vice President of External
                                    Affairs for Mirant from 2000 to 2001; Assistant to the
                                    Chairman and Chief Executive Officer and to the
                                    President and Chief Operating Officer of Southern
                                    Company from 1999 to 2000; Director of Market Strategy
                                    from 1998 to 1999 and Director of West Marketing from
                                    1997 to 1998 for Mirant Americas Energy Marketing; and
                                    Business Development Manager for Mirant North America
                                    from 1995 to 1997. Prior to joining Mirant, Ms. Johnson
                                    held positions in management, engineering and finance
                                    with E.I. DuPont de Nemours and O'Brien Energy Systems.
Mark S. Lynch...............  49    Vice President
                                    Mr. Lynch is President of Mirant New England, Inc. and
                                    Mirant New York, Inc. He is responsible for overseeing
                                    our power generation assets in the northeastern United
                                    States. Mr. Lynch has served as Vice President of Mirant
                                    Americas since December 2000. Prior to that, Mr. Lynch
                                    served as Chairman of Dwr Cymru, a Welsh water utility
                                    located in the United Kingdom. Mr. Lynch served as Vice
                                    President, Power Generation and Delivery at Mississippi
                                    Power Company from 1999 to 2000. From 1996 to 1999, Mr.
                                    Lynch served as President and Chief Executive Officer
                                    for Empresa Electrica del Norte Grande, S.A.
                                    ("EDELNOR"). Mr. Lynch served on the EDELNOR Board of
                                    Directors, and was Vice President, Construction and
                                    Project Development for Mirant from 1995 to 1996.
Dan Streek..................  41    Vice President and Principal Accounting Officer
                                    Mr. Streek is Controller of Mirant effective March 2003.
                                    Prior to joining Mirant, he was Chief Financial Officer
                                    of Aquila, Inc. from August 2001 to February 2003. In
                                    November 2000, Mr. Streek was appointed Chief Financial
                                    Officer of Aquila Merchant Services, Inc. From January
                                    2000 through November 2000, Mr. Streek was Senior Vice
                                    President, Finance of Aquila Merchant Services, Inc.
                                    From July 1998 until January 2000, Mr. Streek was Vice
                                    President and Assistant Controller of Aquila. From
                                    September 1994 until July 1998, Mr. Streek served in
                                    other management positions for Aquila. Prior to joining
                                    Aquila, Mr. Streek was an Audit Manager of Arthur
                                    Andersen LLP from 1984 through 1992.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

     (a) (3) Exhibit Index

EXHIBIT
NUMBER         EXHIBIT NAME
-------        ------------
 1.1*     --   Purchase Agreement, dated as of October 2, 2001, among
               Mirant Americas Generation Inc. (the "Company") and Salomon
               Smith Barney Inc., Banc of America Securities LLC, Blaylock
               & Partners, L.P., Scotia Capital (USA) Inc., TD Securities
               (USA) Inc. and Tokyo-Mitsubishi International plc as
               "Initial Purchasers" (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 1.1)
 3.1*     --   Certificate of Formation for Mirant Americas Generation,
               LLC, filed with the Delaware Secretary of State on November
               1, 2001(designated in Mirant Americas Generation, LLC Form
               10-Q for the Quarter Ended September 30, 2001 as Exhibit
               3.1)
 3.2*     --   Limited Liability Company Agreement for Mirant Americas
               Generation, LLC dated October 31, 2001 (designated in Mirant
               Americas Generation, LLC Form 10-Q for the Quarter Ended
               September 30, 2001 as Exhibit 3.2)
 4.1*     --   Indenture between the Company and Bankers Trust Company, as
               Trustee, relating to the Notes (designated in Mirant
               Americas Generation, Inc. Registration Statement on Form
               S-4, Registration No. 333-63240 as Exhibit 4.1)
 4.2*     --   First Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.2)
 4.3*     --   Second Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.3)
 4.4*     --   Third Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 4.4)
 4.5*     --   Form of Notes (included in Exhibits 4.2, 4.3, and 4.4)
               (designated in Mirant Americas Generation, Inc. Registration
               Statement on Form S-4, Registration No. 333-63240 as Exhibit
               4.5)
 4.6*     --   Registration Rights Agreement, dated as of October 9, 2001, among the Company and the Initial Purchasers (designated in
               Mirant Americas Generation, Inc. Registration Statement on
               Form S-4/A Amendment No. 1, Registration No. 333-85124 as
               Exhibit 4.8)
 4.7*     --   Fourth Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 4.5)
 4.8*     --   Fifth Supplemental Indenture (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4/A
               Amendment No. 1, Registration No. 333-85124 as Exhibit 4.6)
10.1*     --   Form of Administrative Services Agreement (designated in
               Mirant Americas Generation, Inc. Registration Statement on
               Form S-4, Registration No. 333-63240 as Exhibit 10.1)
10.2*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Canal, LLC and Mirant Kendall
               LLC (designated in Mirant Americas Generation, Inc.
               Registration Statement on Form S-4, Registration No.
               333-63240 as Exhibit 10.6)
10.3*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Bowline, LLC, Mirant Lovett
               LLC and Mirant Ny-Gen, LLC (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 10.7)
10.4*     --   Services and Risk Management Agreement among Mirant Americas
               Energy Marketing, L.P., Mirant Delta, LLC and Mirant
               Potrero, LLC (designated in Mirant Americas Generation, Inc.
               Registration Statement on Form S-4, Registration No.
               333-63240 as Exhibit 10.8)
10.5*     --   First Amendment to Service and Risk Management Agreement
               among Mirant Americas Energy Marketing, L.P., Mirant Delta,
               LLC and Mirant Potrero, LLC (designated in Mirant Americas
               Generation, Inc. Registration Statement on Form S-4,
               Registration No. 333-63240 as Exhibit 10.9)
10.6*     --   Form of Southern Energy Employee Stock Purchase Plan
               (designated in Mirant Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit 10.9)

EXHIBIT
NUMBER         EXHIBIT NAME
-------        ------------
10.7*     --   Form of Southern Energy Omnibus Incentive Compensation Plan
               (designated in Mirant Corporation's Registration Statement on Form S-1, Registration No. 333-35390 as Exhibit 10.11)
10.8*     --   Credit Facility B Credit Agreement Dated August 31, 1999
               (designated as Exhibit 10.12 on Form 8-K filed February 12,
               2003)
10.9*     --   Credit Facility C Credit Agreement Dated August 31, 1999
               (designated as Exhibit 10.13 on Form 8-K filed February 12,
               2003)
10.10+    --   Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Mid-Atlantic, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant
               Mid-Atlantic, LLC Form 10-K for the year ended December 31,
               2002 as Exhibit 10.23)
10.11+    --   Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Chalk Point, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant Mid-
               Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.24)
10.12+    --   Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Peaker, LLC and Mirant Americas
               Energy Services, LP (designated in Mirant Mid-Atlantic, LLC
               Form 10-K for the year ended December 31, 2002 as Exhibit
               10.25)
10.13+    --   Power Sale, Fuel Supply and Services Agreement dated as of
               May 1, 2003 between Mirant Potomac River, LLC and Mirant
               Americas Energy Services, LP (designated in Mirant Mid-
               Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.26)
12.1*     --   Statement regarding ratio of earnings to fixed charges
               (designated in Mirant Americas Generation, Inc. Registration
               Statement on Form S-4/A Amendment No. 1, Registration No.
               333-85124 as Exhibit 12.1)
16.1*     --   Arthur Andersen LLP letter to the Securities and Exchange
               Commission dated May 15, 2002 (designated as Exhibit 16 on
               Form 8-K filed May 16, 2002)
21.1+     --   Subsidiaries of Mirant Americas Generation, LLC
31.1      --   Certification of Chief Executive Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
               (b) of Section 1350, Chapter 63 of Title 18, United States
               Code)
31.2      --   Certification of Chief Financial Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
               (b) of Section 1350, Chapter 63 of Title 18, United States
               Code)
32.1      --   Certification of Chief Executive Officer Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
               (b) of Section 1350, Chapter 63 of Title 18, United States
               Code)
32.2      --   Certification of Chief Financial Officer Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
               (b) of Section 1350, Chapter 63 of Title 18, United States
               Code)

---------------

* Asterisk indicates exhibits incorporated by reference.

+ Filed with original Annual Report on Form 10-K for the year ended December 31,
  2003, as filed on April 30, 2003.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the accompanying consolidated financial statements, the Company's ultimate parent, Mirant Corporation, has a loss from continuing operations of $2.4 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant Corporation has $1.8 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay its debt maturities as they come due. Therefore, Mirant Corporation anticipates that it will be required to refinance significant debt obligations during 2003 in order to maintain continuing operations. These conditions at Mirant Corporation could have a material impact on any or all of its subsidiaries, and thus raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and for the impairment of long-lived assets and discontinued operations in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

     As discussed in Note 3B to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, member's equity, and cash flows for each of the years in the two-year period then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

     As discussed in Note 3C to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, member's equity, and cash flows for each of the years in the three-year period then ended.

/s/ KPMG LLP

Atlanta, Georgia
April 29, 2003, except as to Note 3C
which is as of August 27, 2003

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                              (RESTATED)   (RESTATED)   (RESTATED)
OPERATING REVENUES:
Affiliate...................................................    $2,320       $5,156       $1,987
Non-affiliates..............................................       233          137          166
                                                                ------       ------       ------
     Total operating revenues...............................     2,553        5,293        2,153
                                                                ------       ------       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates....................................     1,504        3,433        1,293
Cost of fuel, electricity and other
  products -- non-affiliates................................        88           21           18
Depreciation and amortization...............................       110          164           71
Generation facilities rent..................................        96           96            3
Maintenance -- affiliates...................................        39           44           26
Maintenance -- non-affiliates...............................        66           87           49
Selling, general and administrative -- affiliates...........        70          432          156
Selling, general and administrative -- non-affiliates.......        45          211          110
Impairment loss.............................................        20           --           --
Other -- affiliates, including restructuring charges of $8
  in 2002...................................................        81           69           44
Other -- non-affiliates, including restructuring charges of
  $11 in 2002...............................................       161          132           70
                                                                ------       ------       ------
     Total operating expenses...............................     2,280        4,689        1,840
                                                                ------       ------       ------
OPERATING INCOME............................................       273          604          313
                                                                ------       ------       ------
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates...............................        51           35            2
Interest income -- non-affiliates...........................         1           17            4
Interest expense -- affiliates..............................       (10)         (11)          --
Interest expense -- non-affiliates..........................      (210)        (239)         (90)
Other, net..................................................        15           (3)           7
                                                                ------       ------       ------
     Total other expense, net...............................      (153)        (201)         (77)
                                                                ------       ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......       120          403          236
PROVISION FOR INCOME TAXES..................................        56            1           94
                                                                ------       ------       ------
INCOME FROM CONTINUING OPERATIONS...........................        64          402          142
                                                                ------       ------       ------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF
  $10, $8 AND $7 FOR 2002, 2001 AND 2000 RESPECTIVELY.......        14           12           11
                                                                ------       ------       ------
NET INCOME..................................................    $   78       $  414       $  153
                                                                ======       ======       ======

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN MILLIONS)

                                                                 2002         2001
                                                              ----------   ----------
                                                              (RESTATED)   (RESTATED)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  255       $   15
Receivables:
  Customer accounts.........................................        12            8
  Affiliates, less allowance for uncollectibles of $123 for
    2002 and 2001...........................................       197          223
Notes receivable from affiliates............................       255          253
Derivative financial instruments............................        98          348
Prepaid rent and other prepayments..........................       163          161
Deferred tax assets.........................................       158          119
Assets held for sale........................................       112          301
Other.......................................................       178          332
                                                                ------       ------
         Total current assets...............................     1,428        1,760
                                                                ------       ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     3,088        2,758
                                                                ------       ------
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................     1,625        1,482
Other intangible assets, net................................       458          697
Notes receivable from affiliates............................       223          223
Derivative financial instruments............................        20           71
Prepaid rent................................................       109           35
Other, less allowance for uncollectibles of $54 and $49 for
  2002 and 2001, respectively...............................        45           39
                                                                ------       ------
         Total other noncurrent assets......................     2,480        2,547
                                                                ------       ------
         TOTAL ASSETS.......................................    $6,996       $7,065
                                                                ======       ======
                           LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................    $  148       $  126
Payable to affiliates.......................................        82          112
Current portion of long-term debt...........................        50           --
Notes payable to affiliates.................................        --          333
Derivative financial instruments............................        77          314
Revenues subject to refund..................................       364          242
Liabilities related to assets held for sale.................        10           33
Accrued income taxes........................................       158            6
Accrued interest............................................        40           44
                                                                ------       ------
         Total current liabilities..........................       929        1,210
                                                                ------       ------
NONCURRENT LIABILITIES:
Notes payable and long-term debt............................     2,744        2,567
Derivative financial instruments............................        29           26
Other noncurrent liabilities................................       169          243
                                                                ------       ------
         Total noncurrent liabilities.......................     2,942        2,836
                                                                ------       ------
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's interest...........................................     3,855        3,008
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................      (136)         (91)
(Accumulated deficit) Retained earnings.....................      (542)         177
Accumulated other comprehensive loss........................       (52)         (75)
                                                                ------       ------
         Total member's equity..............................     3,125        3,019
                                                                ------       ------
TOTAL LIABILITIES AND MEMBER'S EQUITY.......................    $6,996       $7,065
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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                   CAPITAL         RETAINED      ACCUMULATED
                                                 CONTRIBUTION      EARNINGS         OTHER
                                     MEMBER'S     RECEIVABLE     (ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                                     INTEREST   FROM AFFILIATE     DEFICIT)         LOSS           INCOME
                                     --------   --------------   ------------   -------------   -------------
Balance December 31, 1999 (as
  previously reported).............  $ 1,025        $  --           $   5           $  --
  Prior period adjustments.........       --           --               7              --
                                     -------        -----           -----           -----
Balance, December 31, 1999, as
  restated.........................    1,025           --              12              --
  Net income, as restated..........       --           --             153              --           $153
                                                                                                    ----
  Comprehensive income, as
     restated......................                                                                 $153
                                                                                                    ====
  Dividends........................       --           --            (181)             --
  Adjustment for liabilities
     assumed by affiliates in PEPCO
     acquisition, as restated......      109           --              --              --
  Capital contributions -- cash....      255           --              --              --
  Capital
     contributions -- noncash......    1,540           --              --              --
                                     -------        -----           -----           -----
Balance, December 31, 2000, as
  restated.........................    2,929           --             (16)             --
  Net income, as restated..........       --           --             414              --           $414
  Other comprehensive loss.........       --           --              --             (75)           (75)
                                                                                                    ----
  Comprehensive income, as
     restated......................                                                                 $339
                                                                                                    ====
  Dividends........................       --           --            (221)             --
  Adjustment for liabilities
     assumed by affiliates in PEPCO
     acquisition, as restated......      (31)          --              --              --
  Reversal of deferred taxes on
     ECSA upon conversion to an
     LLC...........................      (38)          --              --              --
  Capital contributions -- cash, as
     restated......................       38           --              --              --
  Capital contributions receivable
     pursuant to ECSA..............      120         (120)             --              --
  Capital contributions received
     pursuant to ECSA..............       --           29              --              --
  Tax liability related to ECSA....      (10)          --              --              --
                                     -------        -----           -----           -----
Balance, December 31, 2001, as
  restated.........................    3,008          (91)            177             (75)
  Net income, as restated..........       --           --              78              --           $ 78
  Other comprehensive income.......       --           --              --              23             23
                                                                                                    ----
  Comprehensive income, as
     restated......................                                                                 $101
                                                                                                    ====
  Dividends........................       --           --            (797)             --
  Capital contributions -- cash, as
     restated......................      186           --              --              --
  Capital contributions -- noncash,
     as restated...................      524           --              --              --
  Capital contributions receivable
     pursuant to ECSA..............      174         (174)             --              --
  Capital contributions received
     pursuant to ECSA..............       --          129              --              --
  Push down of tax effects of the
     implementation of SFAS No.
     142...........................      (37)          --              --              --
                                     -------        -----           -----           -----
BALANCE, DECEMBER 31, 2002, AS
  RESTATED.........................  $ 3,855        $(136)          $(542)          $ (52)
                                     =======        =====           =====           =====

          See accompanying notes to consolidated financial statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                                 2002          2001            2000
                                                              ----------    ----------      ----------
                                                              (RESTATED)    (RESTATED)      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $ 78        $   414         $   153
                                                                 ----        -------         -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      117            183              76
  Amortization of loss on interest rate swap................        9             50              --
  Unrealized losses (gains) on derivative financial
    instruments.............................................       85            (79)             --
  Deferred income taxes.....................................      (81)          (109)            (22)
  Impairment loss...........................................       20             --              --
  Restructuring charges, net of amounts paid................        2             --              --
  Other, net................................................      (21)            17               8
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................       12            (55)           (385)
    Accounts receivable, non-affiliates.....................      (28)           219              (6)
    Prepaid rent............................................        3            (76)             --
    Other current assets....................................      168           (195)            154
    Other noncurrent assets.................................      (74)           (32)             --
    Accounts payable and accrued liabilities................       96            157            (108)
    Payables to affiliates..................................       (2)          (221)            371
    Accrued income taxes....................................      145            (40)             50
    Other current liabilities...............................       (3)            39             143
    Other noncurrent liabilities............................       (3)            13               4
                                                                 ----        -------         -------
  Total adjustments.........................................      445           (129)            285
                                                                 ----        -------         -------
  Net cash provided by operating activities.................      523            285             438
                                                                 ----        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (353)          (479)           (241)
Advances to affiliates......................................       (8)          (139)           (197)
Repayments of advances to affiliates........................        8            317              19
Issuance of notes receivables from affiliates...............     (701)          (843)           (271)
Repayments on notes receivable from affiliates..............      961            649              --
Proceeds received from the sale of State Line, net..........      183             --              --
Cash paid for acquisition of PEPCO..........................       --            (31)           (917)
Insurance proceeds received.................................        7             13              27
                                                                 ----        -------         -------
  Net cash provided by (used in) investing activities.......       97           (513)         (1,580)
                                                                 ----        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................      427          2,628           1,105
Repayment of debt...........................................     (200)        (2,622)             --
Advances from affiliates....................................       60            190             412
Repayments of advances from affiliates......................      (60)          (190)           (412)
Proceeds from issuance of notes payable to affiliate........      220            467              --
Repayment of notes payable to affiliate.....................     (345)          (144)             --
Capital contributions.......................................      179             38             255
Payment of dividends........................................     (797)          (221)           (181)
Capital contributions received from affiliate pursuant to
  ECSA......................................................      129             29              --
Cash received from contribution of Mirant New England,
  LLC.......................................................        7             --              --
                                                                 ----        -------         -------
  Net cash (used in) provided by financing activities.......     (380)           175           1,179
                                                                 ----        -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      240            (53)             37
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       15             68              31
                                                                 ----        -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $255        $    15         $    68
                                                                 ====        =======         =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........     $220        $   131         $    89
                                                                 ====        =======         =======
(Refunds received) Cash paid for income taxes...............     $(40)       $   199         $    60
                                                                 ====        =======         =======
NONCASH FINANCING ACTIVITIES:
Contribution of notes payable to Mirant Americas to
  equity....................................................     $217        $    --         $    --
                                                                 ====        =======         =======
Capital contribution of Mirant New England, LLC.............     $287        $    --         $    --
                                                                 ====        =======         =======
Capital contribution from forgiveness of tax liability from
  Mirant Americas...........................................     $ 20        $    --         $    --
                                                                 ====        =======         =======
Capital contributions receivable from affiliate pursuant to
  ECSA......................................................     $174        $   120         $    --
                                                                 ====        =======         =======
Deferred tax liability related to ECSA......................     $ --        $   (10)        $    --
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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.  BACKGROUND AND DESCRIPTION OF BUSINESS

  OVERVIEW

     Mirant Americas Generation, LLC (formerly Mirant Americas Generation, Inc. and Southern Energy North America Generating, Inc.) including its subsidiaries (collectively, the "Company" or "Mirant Americas Generation") is a national independent power provider and an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company produces and sells electricity in the United States under fixed price contracts and on the spot market to utilities and energy merchants. The Company uses derivative financial instruments, such as forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Americas Generation is a Delaware limited liability company and owns or leases approximately 12,000 megawatts ("MW") of electric generation capacity in the United States. The Company operates 92 generating units at 22 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas.

     The Company sells substantially all of the output from its generating facilities in the forward and spot markets through its energy marketing affiliate, Mirant Americas Energy Marketing L.P. ("Mirant Americas Energy Marketing"), and the remainder under long-term contracts with Mirant Americas Energy Marketing and third parties. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by the Company's generating units and procures emissions credits which are utilized in connection with the business.

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

 MIRANT RESTRUCTURING PLAN

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ultimate parent, Mirant, has a loss from continuing operations of $2.4 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant has $1.8 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay such debt maturities as they come due. Therefore, Mirant anticipates that it will be required to restructure significant debt obligations during 2003 in order to maintain continuing operations. These conditions raise substantial doubt that Mirant will be able to continue as a going concern.

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

3.  RESTATEMENTS AND RECLASSIFICATIONS

     The consolidated financial statements of the Company as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. In addition, the Company has reclassified certain amounts in the 2002, 2001 and 2000 consolidated financial statements to reflect the adoption of new accounting standards.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3A.  DISCONTINUED OPERATIONS

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

     A summary of operating results for these discontinued operations for the years ended December 31, 2002, 2001 and 2000 follows (in millions):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2002      2001   2000
                                                                 ----      ----   ----
                                                              (RESTATED)
Operating revenues..........................................     $ 39      $ 70   $ 66
Operating expenses, including other (expense) income, net...      (15)      (50)   (48)
                                                                 ----      ----   ----
Income before income taxes..................................       24        20     18
Income taxes................................................       10         8      7
                                                                 ----      ----   ----
NET INCOME..................................................     $ 14      $ 12   $ 11
                                                                 ====      ====   ====

     The table below presents the components of the balance sheet accounts, classified as current assets and liabilities held for sale as of December 31, 2002 and 2001 (in millions):

                                                                 2002      2001
                                                                 ----      ----
                                                              (RESTATED)
CURRENT ASSETS:
Cash........................................................     $  7      $ --
Accounts and notes receivable...............................        1         9
Fuel stock..................................................       --         3
Prepayments.................................................        3         3
Materials and supplies......................................        1        --
Property, plant and equipment...............................      100       277
Intangibles.................................................       --         9
                                                                 ----      ----
TOTAL CURRENT ASSETS HELD FOR SALE..........................     $112      $301
                                                                 ====      ====
CURRENT LIABILITIES:
Taxes and other payables....................................     $  7      $ 15
Deferred taxes..............................................        3        18
                                                                 ----      ----
TOTAL CURRENT LIABILITIES RELATING TO ASSETS HELD FOR
  SALE......................................................     $ 10      $ 33
                                                                 ====      ====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3B.  RESTATEMENT AND RECLASSIFICATIONS OF CONSOLIDATED FINANCIAL
STATEMENTS -- PREVIOUSLY REPORTED

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

                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                -------------------------------------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO:
                                                ----------------------------------------------   AS PREVIOUSLY
                                AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT    REPORTED ON
                                  REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   APRIL 30, 2003
                                -------------   ------------   -----------------   -----------   --------------
Operating Revenues:...........     $5,098           $(70)            $ 68             $ 166          $5,262
Operating Expenses:
Cost of fuel, electricity and
  other products..............      3,380             (1)              54               (10)          3,423
Depreciation and
  amortization................        173            (12)              --                 3             164
Generation facilities rent....         96             --               --                --              96
Maintenance...................         96             (7)              42                --             131
Selling, general and
  administrative..............        656            (10)             (20)               11             637
Other.........................        244            (14)             (28)               (1)            201
                                   ------           ----             ----             -----          ------
     Total operating
       expenses...............      4,645            (44)              48                 3           4,652
                                   ------           ----             ----             -----          ------
Operating Income..............        453            (26)              20               163             610
                                   ------           ----             ----             -----          ------
     Other (expense) income,
       net....................       (139)             6              (20)              (48)           (201)
                                   ------           ----             ----             -----          ------
Income From Continuing
  Operations Before Income
  Taxes.......................        314            (20)              --               115             409
Provision for (Benefit from)
  Income Taxes................        (33)            (8)              --                43               2
                                   ------           ----             ----             -----          ------
Income From Continuing
  Operations..................        347            (12)              --                72             407
Income from Discontinued
  Operations, net of tax......         --             12               --                --              12
                                   ------           ----             ----             -----          ------
Net Income....................     $  347           $ --             $ --             $  72          $  419
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

     Depreciation and amortization expense increased by $3 million as a result of the changes in the amount of goodwill recorded in the acquisition of PEPCO. This increase in the goodwill balance is primarily due to an adjustment to the valuation of certain purchase power agreement obligations assumed by Mirant Americas Energy Marketing.

     Other (expense) income, changed by $48 million primarily as a result of losses of $42 million on interest rate hedges previously accounted for as cash flow hedges under SFAS No. 133.

     Provision for income taxes increased by $43 million due to tax effects of the restatement adjustments.

                                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                  -------------------------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO:
                                                  ----------------------------------------------   AS PREVIOUSLY
                                  AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT    REPORTED ON
                                    REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   APRIL 30, 2003
                                  -------------   ------------   -----------------   -----------   --------------
Operating Revenues..............     $2,283           $(66)            $(42)            $(22)          $2,153
Operating Expenses:
Cost of fuel, electricity and
  other products................      1,358             (1)             (38)              (8)           1,311
Depreciation and amortization...         82             (9)              --               (2)              71
Generation facilities rent......          3             --               --               --                3
Maintenance.....................         68             (8)              14                1               75
Selling, general and
  administrative................        285             (8)              (8)              (3)             266
Other...........................        139            (12)             (18)              --              109
                                     ------           ----             ----             ----           ------
  Total operating expenses......      1,935            (38)             (50)             (12)           1,835
                                     ------           ----             ----             ----           ------
Operating Income................        348            (28)               8              (10)             318
                                     ------           ----             ----             ----           ------
Other (expense) income, net.....        (84)            10               (8)              --              (82)
                                     ------           ----             ----             ----           ------
Income from continuing
  operations before income
  taxes.........................        264            (18)              --              (10)             236
Provision for (Benefit from)
  Income Taxes..................        106             (7)              --               (5)              94
                                     ------           ----             ----             ----           ------
Income from Continuing
  Operations....................        158            (11)              --               (5)             142
Income from Discontinued
  Operations, net of tax........         --             11               --               --               11
                                     ------           ----             ----             ----           ------
Net Income......................     $  158           $ --             $ --             $ (5)          $  153
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

                                                               AT DECEMBER 31, 2001
                                  -------------------------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO:
                                                  ----------------------------------------------   AS PREVIOUSLY
                                  AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT    REPORTED ON
                                    REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   APRIL 30, 2003
                                  -------------   ------------   -----------------   -----------   --------------
             ASSETS
Current Assets:
Cash and cash equivalents.......     $   15          $  --             $ --             $  --          $   15
Receivables:
  Customer accounts.............         14             (6)              --                --               8
  Affiliates, less allowance for
     uncollectibles of $123.....        282             --              (55)               (4)            223
Notes receivable from
  affiliates....................        253             --               --                --             253
Assets from risk management
  activities....................        125             --               --              (125)             --
Derivative financial
  instruments...................        296             --               --                52             348
Prepaid rent and other
  prepayments...................        200             --              (35)               (4)            161
Deferred income taxes...........        102             --               --                17             119
Assets held for sale............         --            301               --                --             301
Other...........................        216             (9)              --               125             332
                                     ------          -----             ----             -----          ------
  Total current assets..........      1,503            286              (90)               61           1,760
                                     ------          -----             ----             -----          ------
Property, plant and equipment,
  net...........................      3,034           (277)              --                 1           2,758
                                     ------          -----             ----             -----          ------
Other Noncurrent Assets:
Goodwill, net...................      1,377             --               44                58           1,479
Other intangible assets, net....        742             (9)             (44)                8             697
Notes receivable from
  affiliates....................        223             --               --                --             223
Assets from risk management
  activities....................          8             --               --                (8)             --
Derivative financial
  instruments...................         99             --               --               (28)             71
Prepaid rent....................         --             --               35                --              35
Other, less allowances for
  uncollectibles of $43.........         51             --               --                (6)             45
                                     ------          -----             ----             -----          ------
  Total noncurrent assets.......      2,500             (9)              35                24           2,550
                                     ------          -----             ----             -----          ------
  Total assets..................     $7,037          $  --             $(55)            $  86          $7,068
                                     ======          =====             ====             =====          ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             AT DECEMBER 31, 2001
                                -------------------------------------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO:
                                                ----------------------------------------------   AS PREVIOUSLY
                                AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT    REPORTED ON
                                  REPORTED       OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   APRIL 30, 2003
                                -------------   ------------   -----------------   -----------   --------------
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities.................     $  124          $  (5)            $ --             $   7          $  126
Payable to affiliates.........        167             --              (55)               --             112
Notes payable to affiliates...        333             --               --                --             333
Liabilities from risk
  management activities.......        141             --               --              (141)             --
Derivative financial
  instruments.................        252             --               --                62             314
Revenues subject to refund....        243             --               --                (1)            242
Liabilities related to assets
  held for sale...............         --             31               --                 2              33
Accrued income taxes..........          5             (8)              --                 8               5
Accrued interest..............         45             --               --                (1)             44
Other.........................          8             --               --                (8)             --
                                   ------          -----             ----             -----          ------
  Total current liabilities...      1,318             18              (55)              (72)          1,209
                                   ------          -----             ----             -----          ------
Noncurrent Liabilities:
Notes payable and long-term
  debt........................      2,567             --               --                --           2,567
Liabilities from risk
  management activities.......          9             --               --                (9)             --
Derivative financial
  instruments.................         54             --               --               (28)             26
Deferred income taxes.........        157            (18)              --                95             234
Other noncurrent
  liabilities.................          7             --               --                --               7
                                   ------          -----             ----             -----          ------
  Total noncurrent
     liabilities..............      2,794            (18)              --                58           2,834
                                   ------          -----             ----             -----          ------
Member's Equity:
Member's interest.............      2,969             --               --                40           3,009
Capital contribution
  receivable from affiliate
  pursuant to ECSA............        (91)            --               --                --             (91)
Retained earnings.............        108             --               --                74             182
Accumulated other
  comprehensive loss..........        (61)            --               --               (14)            (75)
                                   ------          -----             ----             -----          ------
  Total member's equity.......      2,925             --               --               100           3,025
                                   ------          -----             ----             -----          ------
  Total liabilities and
     member's equity..........     $7,037          $  --             $(55)            $  86          $7,068
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

     The following table summarizes the effects of the reclassifications and restatement adjustments on the statement of cash flows for the year ended December 31, 2001 (in millions):

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 2001
                                                              ------------------------------
                                                                              AS PREVIOUSLY
                                                              AS PREVIOUSLY    REPORTED ON
                                                                REPORTED      APRIL 30, 2003
                                                              -------------   --------------
Cash Flows From Operating Activities:
Net income..................................................     $   347         $   419
                                                                 -------         -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         173             185
  Amortization of loss on interest rate swap................          --              50
  Unrealized gains and losses on derivative financial
     instruments............................................          17             (79)
  Deferred income taxes.....................................        (167)           (110)
  Capital contributions received from affiliate pursuant to
     ECSA...................................................          29              --
  Other, net................................................           2              62

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 2001
                                                              ------------------------------
                                                                              AS PREVIOUSLY
                                                              AS PREVIOUSLY    REPORTED ON
                                                                REPORTED      APRIL 30, 2003
                                                              -------------   --------------
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................         323             123
     Accounts receivable, non-affiliates....................          --             213
     Prepaid rent...........................................          --             (76)
     Other current assets...................................         (44)            (92)
     Other noncurrent assets................................          --            (180)
     Accounts payable and accrued liabilities...............        (123)            126
     Payables to affiliates, net............................          --            (221)
     Accrued income taxes...................................          --             (41)
     Other current liabilities..............................        (119)             39
     Other noncurrent liabilities...........................          --              13
                                                                 -------         -------
  Total adjustments.........................................          91              12
                                                                 -------         -------
  Net cash provided by operating activities.................         438             431
                                                                 -------         -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (466)           (479)
Proceeds received from the sale of materials and supplies...          12              --
Notes receivable from affiliates, net.......................        (205)             --
Issuance of notes receivables from affiliates...............          --            (723)
Repayments on notes receivable from affiliates..............          --             529
Proceeds received from the sale of State Line, net..........          --              --
Cash paid for acquisition of PEPCO..........................          --              --
Insurance proceeds received.................................          13              13
                                                                 -------         -------
  Net cash used in investing activities.....................        (646)           (660)
                                                                 -------         -------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       2,678           2,628
Repayment of debt...........................................      (2,679)         (2,622)
Proceeds from issuance of notes payable to affiliate........         498             467
Repayment of notes payable to affiliate.....................        (175)           (144)
Capital contributions.......................................          39              39
Payment of dividends........................................        (221)           (221)
Capital contribution received from affiliate pursuant to
  ECSA......................................................          --              29
                                                                 -------         -------
  Net cash provided by financing activities.................         140             176
                                                                 -------         -------
Net (Decrease) in Cash and Cash Equivalents.................         (68)            (53)
Cash and Cash Equivalents, beginning of period..............          83              68
                                                                 -------         -------
Cash and Cash Equivalents, end of period....................     $    15         $    15
                                                                 =======         =======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the effects of the reclassification and restatement adjustments on the statement of cash flows for the year ended December 31, 2000 (in millions):

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 2000
                                                              ------------------------------
                                                                              AS PREVIOUSLY
                                                              AS PREVIOUSLY    REPORTED ON
                                                                REPORTED      APRIL 30, 2003
                                                              -------------   --------------
Cash Flows From Operating Activities:
Net income..................................................     $   158         $   153
                                                                 -------         -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................          82              76
  Amortization of loss on interest rate swap................          --              --
  Unrealized gains and losses on derivative financial
     instruments............................................          --              --
  Deferred income taxes.....................................         (23)            (22)
  Capital contributions received from affiliate pursuant to
     ECSA...................................................          --              --
  Other, net................................................          --               8
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................        (457)           (563)
     Accounts receivable, non-affiliates....................          --              (6)
     Prepaid rent...........................................          --              --
     Other current assets...................................          14             154
     Other noncurrent assets................................          --              --
     Accounts payable and accrued liabilities...............         462            (108)
     Payables to affiliates, net............................          --             371
     Accrued income taxes...................................          --              50
     Other current liabilities..............................           5             143
     Other noncurrent liabilities...........................          --               4
                                                                 -------         -------
  Total adjustments.........................................          83             107
                                                                 -------         -------
  Net cash provided by operating activities.................         241             260
                                                                 -------         -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (225)           (241)
Proceeds received from the sale of materials and supplies...          18              --
Notes receivable from affiliates, net.......................        (271)             --
Issuance of notes receivables from affiliates...............          --            (271)
Repayments on notes receivable from affiliates..............          --              --
Proceeds received from the sale of State Line, net..........          --              --
Cash paid for acquisition of PEPCO..........................        (917)           (917)
Insurance proceeds received.................................          27              27
                                                                 -------         -------
  Net cash used in investing activities.....................      (1,368)         (1,402)
                                                                 -------         -------

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 2000
                                                              ------------------------------
                                                                              AS PREVIOUSLY
                                                              AS PREVIOUSLY    REPORTED ON
                                                                REPORTED      APRIL 30, 2003
                                                              -------------   --------------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       1,105           1,105
Repayment of debt...........................................          --              --
Proceeds from issuance of notes payable to affiliate........          --              --
Repayment of notes payable to affiliate.....................          --              --
Capital contributions.......................................         255             255
Payment of dividends........................................        (181)           (181)
Capital contribution received from affiliate pursuant to
  ECSA......................................................          --              --
                                                                 -------         -------
  Net cash provided by financing activities.................       1,179           1,179
                                                                 -------         -------
Net Increase in Cash and Cash Equivalents...................          52              37
Cash and Cash Equivalents, beginning of period..............          31              31
                                                                 -------         -------
Cash and Cash Equivalents, end of period....................     $    83         $    68
                                                                 =======         =======

3C.  RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

     In August 2003, the Company identified additional errors in its 2002, 2001, and 2000 consolidated financial statements as filed in its 2002 Annual Report on Form 10-K.

     The following tables and discussion highlight the effects of the restatement adjustments to correct these errors in the previously reported consolidated statements of income for 2002, 2001 and 2000 (in millions).

                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                  -------------------------------------------------------
                                                  AS PREVIOUSLY    INCREASE (DECREASE) DUE TO
                                                   REPORTED ON             RESTATEMENT              AS
                                                  APRIL 30, 2003           ADJUSTMENTS           RESTATED
                                                  --------------   ---------------------------   --------
Operating Revenues:.............................      $2,553                   $--                $2,553
Operating Expenses:
Cost of fuel, electricity and other products....       1,592                    --                 1,592
Depreciation and amortization...................         110                    --                   110
Generation facilities rent......................          96                    --                    96
Maintenance.....................................         105                    --                   105
Selling, general and administrative.............         115                    --                   115
Impairment loss.................................          20                    --                    20
Other...........................................         237                     5                   242
                                                      ------                   ---                ------
     Total operating expenses...................       2,275                     5                 2,280
                                                      ------                   ---                ------
Operating Income................................         278                    (5)                  273
                                                      ------                   ---                ------
     Other (expense) income, net................        (158)                    5                  (153)
                                                      ------                   ---                ------
Income From Continuing Operations Before Income
  Taxes.........................................         120                    --                   120

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                  -------------------------------------------------------
                                                  AS PREVIOUSLY    INCREASE (DECREASE) DUE TO
                                                   REPORTED ON             RESTATEMENT              AS
                                                  APRIL 30, 2003           ADJUSTMENTS           RESTATED
                                                  --------------   ---------------------------   --------
Provision for Income Taxes......................          55                     1                    56
                                                      ------                   ---                ------
Income From Continuing Operations...............          65                    (1)                   64
Income from Discontinued Operations, net of
  tax...........................................          12                     2                    14
                                                      ------                   ---                ------
Net Income......................................      $   77                   $ 1                $   78
                                                      ======                   ===                ======

     Other operating expense was increased by $5 million as a result of the reclassification of gains on property and equipment sales to other (expense) income, net.

     Income from Discontinued Operations, net of tax increased by $2 million due to an adjustment to reduce operating expenses at the Neenah generating facility for expenses that are properly recorded in another period.

                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                   ------------------------------------------------------
                                                   AS PREVIOUSLY    INCREASE (DECREASE) DUE TO
                                                    REPORTED ON            RESTATEMENT              AS
                                                   APRIL 30, 2003          ADJUSTMENTS           RESTATED
                                                   --------------   --------------------------   --------
Operating Revenues:..............................      $5,262                 $  31               $5,293
Operating Expenses:
Cost of fuel, electricity and other products.....       3,423                    31                3,454
Depreciation and amortization....................         164                    --                  164
Generation facilities rent.......................          96                    --                   96
Maintenance......................................         131                    --                  131
Selling, general and administrative..............         637                     6                  643
Other............................................         201                    --                  201
                                                       ------                 -----               ------
     Total operating expenses....................       4,652                    37                4,689
                                                       ------                 -----               ------
Operating Income.................................         610                    (6)                 604
                                                       ------                 -----               ------
     Other expense, net..........................        (201)                   --                 (201)
                                                       ------                 -----               ------
Income From Continuing Operations Before Income
  Taxes..........................................         409                    (6)                 403
Provision for (Benefit from) Income Taxes........           2                    (1)                   1
                                                       ------                 -----               ------
Income From Continuing Operations................         407                    (5)                 402
Income from Discontinued Operations, net of
  tax............................................          12                    --                   12
                                                       ------                 -----               ------
Net Income.......................................      $  419                 $  (5)              $  414
                                                       ======                 =====               ======

     Operating revenues and operating expenses were each increased by $31 million to properly classify fuel-related hedging losses previously reported as a component of revenue as fuel expense.

     Selling, general and administrative expense was increased by $6 million as a result of an adjustment to the long-term provision for uncollectible accounts at Mirant New England, Inc., which was previously reported at Mirant New England, LLC, a non-consolidated affiliate of the Company at December 31, 2001.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Provision for income taxes decreased by $1 million due to the tax effects of the restatement adjustments.

                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   ------------------------------------------------------
                                                   AS PREVIOUSLY    INCREASE (DECREASE) DUE TO
                                                    REPORTED ON            RESTATEMENT              AS
                                                   APRIL 30, 2003          ADJUSTMENTS           RESTATED
                                                   --------------   --------------------------   --------
Operating Revenues...............................      $2,153                  $ --               $2,153
Operating Expenses:
Cost of fuel, electricity and other products.....       1,311                    --                1,311
Depreciation and amortization....................          71                    --                   71
Generation facilities rent.......................           3                    --                    3
Maintenance......................................          75                    --                   75
Selling, general and administrative..............         266                    --                  266
Other............................................         109                     5                  114
                                                       ------                  ----               ------
  Total operating expenses.......................       1,835                     5                1,840
                                                       ------                  ----               ------
Operating Income.................................         318                    (5)                 313
                                                       ------                  ----               ------
Other (expense) income, net......................         (82)                    5                  (77)
                                                       ------                  ----               ------
Income from Continuing Operations Before Income
  Taxes..........................................         236                    --                  236
Provision for (Benefit from) Income Taxes........          94                    --                   94
                                                       ------                  ----               ------
Income from Continuing Operations................         142                    --                  142
Income from Discontinued Operations, net of
  tax............................................          11                    --                   11
                                                       ------                  ----               ------
Net Income.......................................      $  153                  $ --               $  153
                                                       ======                  ====               ======

     Other operating expense was increased by $5 million as a result of the reclassification of gains on property and equipment sales to other (expense) income, net.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the consolidated balance sheet as of December 31, 2002 (in millions).

                                                                      AT DECEMBER 31, 2002
                                                             ---------------------------------------
                                                                               INCREASE
                                                                              (DECREASE)
                                                             AS PREVIOUSLY      DUE TO
                                                              REPORTED ON     RESTATEMENT      AS
                                                             APRIL 30, 2003   ADJUSTMENTS   RESTATED
                                                             --------------   -----------   --------
                          ASSETS
Current Assets:
Cash and cash equivalents..................................      $  255          $  --       $  255
Receivables:
  Customer accounts........................................          12             --           12
  Affiliates, less allowance for uncollectibles of $123....         197             --          197
Notes receivable from affiliates...........................         255             --          255
Derivative financial instruments...........................          98             --           98
Prepaid rent and other prepayments.........................         163             --          163
Deferred income taxes......................................         158             --          158
Assets held for sale.......................................         109              3          112
Other......................................................         178             --          178
                                                                 ------          -----       ------
  Total current assets.....................................       1,425              3        1,428
                                                                 ------          -----       ------
Property, plant and equipment, net.........................       3,088             --        3,088
                                                                 ------          -----       ------
Other Noncurrent Assets:
Goodwill, net..............................................       1,623              2        1,625
Other intangible assets, net...............................         458             --          458
Notes receivable from affiliates...........................         223             --          223
Derivative financial instruments...........................          20             --           20
Prepaid rent...............................................         109             --          109
Other, less allowances for uncollectibles of $54...........          52             (7)          45
                                                                 ------          -----       ------
  Total noncurrent assets..................................       2,485             (5)       2,480
                                                                 ------          -----       ------
  Total assets.............................................      $6,998          $  (2)      $6,996
                                                                 ======          =====       ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      AT DECEMBER 31, 2002
                                                             ---------------------------------------
                                                                               INCREASE
                                                                              (DECREASE)
                                                             AS PREVIOUSLY      DUE TO
                                                              REPORTED ON     RESTATEMENT      AS
                                                             APRIL 30, 2003   ADJUSTMENTS   RESTATED
                                                             --------------   -----------   --------
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities...................      $  148           $--        $  148
Payable to affiliates......................................          82            --            82
Current portion of long-term debt..........................          50            --            50
Derivative financial instruments...........................          77            --            77
Revenues subject to refund.................................         364            --           364
Liabilities related to assets held for sale................           9             1            10
Accrued income taxes.......................................         155             3           158
Accrued interest...........................................          40            --            40
                                                                 ------           ---        ------
  Total current liabilities................................         925             4           929
                                                                 ------           ---        ------
Noncurrent Liabilities:
Notes payable and long-term debt...........................       2,744            --         2,744
Derivative financial instruments...........................          29            --            29
Other noncurrent liabilities...............................         166             3           169
                                                                 ------           ---        ------
  Total noncurrent liabilities.............................       2,939             3         2,942
                                                                 ------           ---        ------
Member's Equity:
Member's interest..........................................       3,860            (5)        3,855
Capital contribution receivable from affiliate pursuant to
  ECSA.....................................................        (136)           --          (136)
Accumulated Deficit........................................        (538)           (4)         (542)
Accumulated other comprehensive loss.......................         (52)           --           (52)
                                                                 ------           ---        ------
  Total member's equity....................................       3,134            (9)        3,125
                                                                 ------           ---        ------
  Total liabilities and member's equity....................      $6,998           $(2)       $6,996
                                                                 ======           ===        ======

     Other noncurrent assets were decreased by $7 million to reflect an adjustment to long-term accounts receivable previously recorded at Mirant New England, LLC prior to its being contributed to the Company.

     Assets held for sale were increased by $3 million to properly state the cash balance of the Neenah generating facility discontinued operations. Liabilities related to assets held for sale were increased by $1 million to adjust the deferred tax liability of the Neenah generating facility discontinued operations as a result of this adjustment in the cash balance.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the consolidated balance sheet as of December 31, 2001 (in millions).

                                                                      AT DECEMBER 31, 2001
                                                             ---------------------------------------
                                                                               INCREASE
                                                                              (DECREASE)
                                                             AS PREVIOUSLY      DUE TO
                                                              REPORTED ON     RESTATEMENT      AS
                                                             APRIL 30, 2003   ADJUSTMENTS   RESTATED
                                                             --------------   -----------   --------
                          ASSETS
Current Assets:
Cash and cash equivalents..................................      $   15           $--        $   15
Receivables:
  Customer accounts........................................           8            --             8
  Affiliates, less allowance for uncollectibles of $123....         223            --           223
Notes receivable from affiliates...........................         253            --           253
Derivative financial instruments...........................         348            --           348
Prepaid rent and other prepayments.........................         161            --           161
Deferred income taxes......................................         119            --           119
Assets held for sale.......................................         301            --           301
Other......................................................         332            --           332
                                                                 ------           ---        ------
  Total current assets.....................................       1,760            --         1,760
                                                                 ------           ---        ------
Property, plant and equipment, net.........................       2,758            --         2,758
                                                                 ------           ---        ------
Other Noncurrent Assets:
Goodwill, net..............................................       1,479             3         1,482
Other intangible assets, net...............................         697            --           697
Notes receivable from affiliates...........................         223            --           223
Derivative financial instruments...........................          71            --            71
Prepaid rent...............................................          35            --            35
Other, less allowances for uncollectibles of $49...........          45            (6)           39
                                                                 ------           ---        ------
  Total noncurrent assets..................................       2,550            (3)        2,547
                                                                 ------           ---        ------
  Total assets.............................................      $7,068           $(3)       $7,065
                                                                 ======           ===        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      AT DECEMBER 31, 2001
                                                             ---------------------------------------
                                                                               INCREASE
                                                                              (DECREASE)
                                                             AS PREVIOUSLY      DUE TO
                                                              REPORTED ON     RESTATEMENT      AS
                                                             APRIL 30, 2003   ADJUSTMENTS   RESTATED
                                                             --------------   -----------   --------
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities...................      $  126           $--        $  126
Payable to affiliates......................................         112            --           112
Notes payable to affiliates................................         333            --           333
Derivative financial instruments...........................         314            --           314
Revenues subject to refund.................................         242            --           242
Liabilities related to assets held for sale................          33            --            33
Accrued income taxes.......................................           5             1             6
Accrued interest...........................................          44            --            44
                                                                 ------           ---        ------
  Total current liabilities................................       1,209             1         1,210
                                                                 ------           ---        ------
Noncurrent Liabilities:
Notes payable and long-term debt...........................       2,567            --         2,567
Derivative financial instruments...........................          26            --            26
Other noncurrent liabilities...............................         241             2           243
                                                                 ------           ---        ------
  Total noncurrent liabilities.............................       2,834             2         2,836
                                                                 ------           ---        ------
Member's Equity:
Member's interest..........................................       3,009            (1)        3,008
Capital contribution receivable from affiliate pursuant to
  ECSA.....................................................         (91)           --           (91)
Retained earnings..........................................         182            (5)          177
Accumulated other comprehensive loss.......................         (75)           --           (75)
                                                                 ------           ---        ------
  Total member's equity....................................       3,025            (6)        3,019
                                                                 ------           ---        ------
  Total liabilities and member's equity....................      $7,068           $(3)       $7,065
                                                                 ======           ===        ======

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the statement of cash flows for the year ended December 31, 2002 (in millions):

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2002
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
Cash Flows From Operating Activities:
Net income..................................................      $  77         $  78
                                                                  -----         -----
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        117           117
  Amortization of loss on interest rate swap................          9             9
  Unrealized losses on derivative financial instruments.....         85            85
  Deferred income taxes.....................................        (82)          (81)
  Impairment loss...........................................         --            20
  Restructuring charges, net of amounts paid................          2             2
  Other, net................................................         (1)          (21)
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................         12            12
     Accounts receivable, non-affiliates....................        (28)          (28)
     Prepaid rent...........................................          3             3
     Other current assets...................................        113           168
     Other noncurrent assets................................        (16)          (74)
     Accounts payable and accrued liabilities...............         96            96
     Payables to affiliates.................................         (2)           (2)
     Accrued income taxes...................................        143           145
     Other current liabilities..............................         (3)           (3)
     Other noncurrent liabilities...........................         (3)           (3)
                                                                  -----         -----
  Total adjustments.........................................        445           445
                                                                  -----         -----
  Net cash provided by operating activities.................        522           523
                                                                  -----         -----
Cash Flows From Investing Activities:
Capital expenditures........................................       (353)         (353)
Advances to affiliates......................................         --            (8)
Repayments of advances to affiliates........................         --             8
Issuance of notes receivables from affiliates...............       (701)         (701)
Repayments on notes receivable from affiliates..............        961           961
Proceeds received from the sale of State Line, net..........        183           183
Insurance proceeds received.................................          7             7
                                                                  -----         -----
  Net cash provided by investing activities.................         97            97
                                                                  -----         -----

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2002
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................      $ 427         $ 427
Repayment of debt...........................................       (200)         (200)
Advances from affiliates....................................         --            60
Repayments of advances from affiliates......................         --           (60)
Proceeds from issuance of notes payable to affiliate........        220           220
Repayment of notes payable to affiliate.....................       (350)         (345)
Capital contributions.......................................        185           179
Payment of dividends........................................       (797)         (797)
Capital contribution received from affiliate pursuant to
  ECSA......................................................        129           129
Cash received from contribution of Mirant New England,
  LLC.......................................................          7             7
                                                                  -----         -----
  Net cash used in financing activities.....................       (379)         (380)
                                                                  -----         -----
Net Increase in Cash and Cash Equivalents...................        240           240
Cash and Cash Equivalents, beginning of period..............         15            15
                                                                  -----         -----
Cash and Cash Equivalents, end of period....................      $ 255         $ 255
                                                                  =====         =====

     The 2002 statement of cash flows has been restated primarily to disclose gross amounts of affiliate advances and repayments, as well as to reflect the effects of certain reclassifications within cash flows from operating activities.

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the statement of cash flows for the year ended December 31, 2001 (in millions):

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2001
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $   419       $   414
                                                                 -------       -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         185           183
  Amortization of loss on interest rate swap................          50            50
  Unrealized gains and losses on derivative financial
    instruments.............................................         (79)          (79)
  Deferred income taxes.....................................        (110)         (109)
  Other, net................................................          62            17
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................         123           (55)
    Accounts receivable, non-affiliates.....................         213           219
    Prepaid rent............................................         (76)          (76)

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2001
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
    Other current assets....................................         (92)         (195)
    Other noncurrent assets.................................        (180)          (32)
    Accounts payable and accrued liabilities................         126           157
    Payables to affiliates..................................        (221)         (221)
    Accrued income taxes....................................         (41)          (40)
    Other current liabilities...............................          39            39
    Other noncurrent liabilities............................          13            13
                                                                 -------       -------
  Total adjustments.........................................          12          (129)
                                                                 -------       -------
  Net cash provided by operating activities.................         431           285
                                                                 -------       -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (479)         (479)
Advances to affiliates......................................          --          (139)
Repayments of advances to affiliates........................          --           317
Issuance of notes receivables from affiliates...............        (723)         (843)
Repayments on notes receivable from affiliates..............         529           649
Cash paid for acquisition of PEPCO..........................          --           (31)
Insurance proceeds received.................................          13            13
                                                                 -------       -------
  Net cash used in investing activities.....................        (660)         (513)
                                                                 -------       -------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       2,628         2,628
Repayment of debt...........................................      (2,622)       (2,622)
Advances from affiliates....................................          --           190
Repayments of advances from affiliates......................          --          (190)
Proceeds from issuance of notes payable to affiliate........         467           467
Repayment of notes payable to affiliate.....................        (144)         (144)
Capital contributions.......................................          39            38
Payment of dividends........................................        (221)         (221)
Capital contribution received from affiliate pursuant to
  ECSA......................................................          29            29
                                                                 -------       -------
  Net cash provided by financing activities.................         176           175
                                                                 -------       -------
Net (Decrease) in Cash and Cash Equivalents.................         (53)          (53)
Cash and Cash Equivalents, beginning of period..............          68            68
                                                                 -------       -------
Cash and Cash Equivalents, end of period....................     $    15       $    15
                                                                 =======       =======

     In 2001, certain advances and repayments by the Company and its subsidiaries to Mirant Corporation and its affiliates were previously reported as receivable and payable from affiliate activity within operating cash flows, although not of a "trade" nature. In the restated statement of cash flows, this activity has been reclassified from operating activities to investing and financing activities. In addition, certain cash payments related to the acquisition of PEPCO were previously reported as changes in accounts payable and accrued

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

liabilities within net cash provided by operating activities. In the restated statement of cash flows, this activity has been reclassified as a component of net cash used in investing activities.

     In addition, the 2001 statement of cash flows has been restated to disclose gross amounts of affiliate advances and repayments.

     As a result of these reclassifications, net cash provided by operating activities decreased by $146 million, net cash used in investing activities decreased by $147 million and net cash provided by financing activities decreased by $1 million.

     The following table and discussion summarizes the effects of the reclassification and restatement adjustments on the statement of cash flows for the year ended December 31, 2000 (in millions):

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2000
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
Cash Flows From Operating Activities:
Net income..................................................     $   153       $   153
                                                                 -------       -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................          76            76
  Deferred income taxes.....................................         (22)          (22)
  Other, net................................................           8             8
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................        (563)         (385)
    Accounts receivable, non-affiliates.....................          (6)           (6)
    Other current assets....................................         154           154
    Accounts payable and accrued liabilities................        (108)         (108)
    Payables to affiliates..................................         371           371
    Accrued income taxes....................................          50            50
    Other current liabilities...............................         143           143
    Other noncurrent liabilities............................           4             4
                                                                 -------       -------
  Total adjustments.........................................         107           285
                                                                 -------       -------
  Net cash provided by operating activities.................         260           438
                                                                 -------       -------
Cash Flows From Investing Activities:
Capital expenditures........................................        (241)         (241)
Advances to affiliates......................................          --          (197)
Repayments of advances to affiliates........................          --            19
Issuance of notes receivables from affiliates...............        (271)         (271)
Cash paid for acquisition of PEPCO..........................        (917)         (917)
Insurance proceeds received.................................          27            27
                                                                 -------       -------
  Net cash used in investing activities.....................      (1,402)       (1,580)
                                                                 -------       -------
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................       1,105         1,105
Advances from affiliates....................................          --           412
Repayments of advances from affiliates......................          --          (412)

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2000
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                               REPORTED ON        AS
                                                              APRIL 30, 2003   RESTATED
                                                              --------------   --------
Capital contributions.......................................         255           255
Payment of dividends........................................        (181)         (181)
                                                                 -------       -------
  Net cash provided by financing activities.................       1,179         1,179
                                                                 -------       -------
Net Increase in Cash and Cash Equivalents...................          37            37
Cash and Cash Equivalents, beginning of period..............          31            31
                                                                 -------       -------
Cash and Cash Equivalents, end of period....................     $    68       $    68
                                                                 =======       =======

     In 2000, net advances of $178 million were made by the Company and its subsidiaries to Mirant Corporation and its affiliates related to funding a defeasance account required by the lessors in the Company's acquisition of the PEPCO assets. These advances were previously reported as changes in receivables from affiliates within operating cash flows, rather than as investing activities. In the restated statement of cash flows, the advances (and repayment of $19 million) has been reclassified from operating activities to investing and financing activities.

     In addition, the 2000 statement of cash flows has been restated to disclose gross amounts of affiliate advances and repayments.

     As a result of these reclassifications, net cash provided by operating activities and net cash used in investing activities were increased by $178 million.

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

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by Mirant Mid-Atlantic and its affiliates as follows (in millions):

                                                               MIRANT AMERICAS                OTHER
                                MIRANT      MIRANT    MIRANT       ENERGY         MIRANT      MIRANT
                             MID-ATLANTIC   POTOMAC   PEAKER      MARKETING      SERVICES   AFFILIATES     TOTAL
                             ------------   -------   ------   ---------------   --------   ----------   ----------
                              (RESTATED)                                                                 (RESTATED)
Current assets.............     $   49       $  4      $ --        $    --        $  --        $ --        $   53
Property, plant and
  equipment................      1,015        266       148             --           --          --         1,429
Goodwill...................      1,279         --        --             --           --          --         1,279
Other intangible assets....        285         --        --             --           --          --           285
Other liabilities..........        (20)        --       (48)            --         (107)         --          (175)
Deferred tax assets
  resulting from the
  acquisition..............         --         --        --             --           --         822           822
Obligations under
  TPAs/PPAs................         --         --        --         (2,438)          --          --        (2,438)
                                ------       ----      ----        -------        -----        ----        ------
Net assets acquired........     $2,608       $270      $100        $(2,438)       $(107)       $822        $1,255
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

                                                              2002    2001    2000
                                                              -----   -----   -----
                                                                   (RESTATED)
Management, personnel and services agreement................  $  19   $  26   $  11
Services agreements.........................................     21     405     145
Administration arrangement..................................     22      --      --
Other.......................................................      8       1      --
                                                              -----   -----   -----
TOTAL.......................................................  $  70   $ 432   $ 156
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

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 as follows (in millions):

                                                                 2002      2001   2000
                                                              ----------   ----   ----
                                                              (RESTATED)
Cost of fuel, electricity and other products................     $  5      $  5   $ --
Maintenance expense.........................................       39        44     26
Selling, general and administrative expense.................       19        26     11
Other operating expense.....................................       81        69     44
                                                                 ----      ----   ----
TOTAL.......................................................     $144      $144   $ 81
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

     During the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $21 million, $27 million and $5 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing. These costs are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income.

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

  RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the year ended December 31, 2002, the Company recorded restructuring charges of $8 million and $11 million for severance costs and costs related to suspending planned power plant developments, respectively, which are included in other operating expenses -- affiliates and non affiliates in the accompanying consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company.

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

     During 2002, Mirant Americas made capital contributions to the Company of $357 million consisting of cash and notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable.

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

     Mirant has entered into letters of credit on behalf of subsidiaries of Mirant Americas Generation relating to the Company's debt obligations, power sales agreements or other contractual agreements totaling $103 million, $11 million, and $4 million, respectively, as of December 31, 2002. None of these letters of credit were drawn on at December 31, 2002. In the event of a draw on such letters of credit, Mirant Corporation would be obligated to repay the amounts drawn. In January 2003, the letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Upon expiration, these letters of credit provided on behalf of the Company's subsidiaries may be renewed by Mirant and the respective counterparty or replaced with another form of credit support to the counterparty, such as cash, a guarantee, or a surety bond.

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the years ended December 31, 2002 and 2001, (in millions):

2001
Goodwill, beginning of year, as restated....................   $1,648
Purchase accounting adjustments, as restated................     (124)
Amortization expense........................................      (42)
                                                               ------
Goodwill, end of year, as restated..........................   $1,482
                                                               ======
2002
Goodwill, beginning of year, as restated....................   $1,482
Goodwill acquired, as restated..............................       14
Adoption of SFAS No. 141....................................      149
Impairment loss.............................................      (20)
                                                               ------
Goodwill, end of year, as restated..........................   $1,625
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

                                                                  2001        2000
                                                              -------------   ----
Net income, as restated.....................................      $414        $153
Amortization of goodwill and trading rights.................        42           9
                                                                  ----        ----
NET INCOME, AS ADJUSTED.....................................      $456        $162
                                                                  ====        ====

     During the first quarter of 2002, Mirant Americas Generation recorded $14 million of goodwill, net of $3 million of accumulated amortization when Mirant Americas transferred its ownership interest in Mirant New England, LLC to Mirant Americas Generation.

     In the fourth quarter of 2002, the Company performed the first step of its annual goodwill impairment evaluation as required by SFAS No. 142. The Company determined that the carrying value of that reporting unit exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test which will compare the implied fair value of the reporting unit goodwill, determined in a manner similar to a purchase price allocation, with the carrying amount of that goodwill. The Company recognized an impairment charge estimate in the fourth quarter of 2002 of $20 million, as the goodwill impairment loss is probable. The second step of the impairment test will be completed and any adjustment to the impairment loss estimate reported in the second quarter of 2003. The impairment was primarily attributable to the loss of future cash flows associated with generation development that has been deferred and certain assets planned to be sold during the year.

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

     At December 31, 2002, our derivative financial instruments have terms extending through 2010. The net notional amount, or net long/short position, of our derivative financial instruments at December 31, 2002 was approximately (4) million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  OTHER COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax are as follows (in millions):

BALANCE, DECEMBER 31, 2000 AS RESTATED......................  $  --
Other comprehensive loss for the period:
  Transitional adjustment from adoption of SFAS No. 133, net
     of tax effect of $226..................................   (342)
  Change in fair value of derivative instruments, net of tax
     effect of $20..........................................    (34)
  Reclassification to earnings, net of tax effect of
     $(203).................................................    301
                                                              -----
Other comprehensive loss....................................    (75)
                                                              -----
BALANCE, DECEMBER 31, 2001 AS RESTATED......................  $ (75)
                                                              -----
Other comprehensive income for the period:
  Reclassification to earnings, net of tax effect of
     $(15)..................................................     23
                                                              -----
Other comprehensive income..................................     23
                                                              -----
BALANCE, DECEMBER 31, 2002 AS RESTATED......................  $ (52)
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

10.  DEBT

     At December 31, 2002 and 2001, Mirant Americas Generation's debt was as follows (in millions):

                                                                              SECURED/
                                                             2002     2001    UNSECURED
                                                            ------   ------   ---------
SENIOR NOTES:
7.625% notes, due 2006....................................  $  500   $  500   Unsecured
7.20% notes, due 2008.....................................     300      300   Unsecured
8.30% notes, due 2011.....................................     850      850   Unsecured
8.50% notes, due 2021.....................................     450      450   Unsecured
9.125% notes, due 2031....................................     400      400   Unsecured

BANK ARRANGEMENTS:
$250 million revolving credit facility expiring October        250       73   Unsecured
  2004....................................................
$50 million revolving credit facility expiring October          50       --   Unsecured
  2004....................................................
Unamortized debt discount.................................      (6)      (6)
                                                            ------   ------
Total long-term debt......................................   2,794    2,567
Less: current portion of long-term debt...................      50       --
                                                            ------   ------
Total long-term debt, excluding current portion...........  $2,744   $2,567
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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  INCOME TAXES

     The income tax provision (benefit) from continuing operations for the years ended December 31, 2002, 2001, 2000 consisted of the following (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                              (RESTATED)
Current:
  Federal...................................................  $135   $101   $115
  State.....................................................     2     11      1
Deferred:
  Federal...................................................   (79)   (95)   (40)
  State.....................................................    (2)   (16)    18
                                                              ----   ----   ----
PROVISION FOR INCOME TAXES..................................  $ 56   $  1   $ 94
                                                              ====   ====   ====

     The following table presents the principal reasons for the difference between the effective tax (benefit) rate on continuing operations and the U.S. federal statutory income tax (benefit) rate:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2002   2001    2000
                                                              ----   -----   ----
                                                               (RESTATED)
Statutory federal income tax rate...........................  35.0%   35.0%  35.0%
State and local income tax rate, net of federal income tax
  effect....................................................   1.4     4.3    4.4
Reversal of deferred tax liabilities upon conversion to
  LLC.......................................................    --   (42.5)    --
Tax effect of income of LLCs not subject to federal and
  state tax.................................................   9.9    (3.0)    --
Amortization of nondeductible goodwill......................    --     3.3     --
Other differences, net......................................   0.4     3.1    0.4
                                                              ----   -----   ----
EFFECTIVE INCOME TAX RATE...................................  46.7%    0.2%  39.8%
                                                              ====   =====   ====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in millions):

                                                              2002       2001
                                                              -----   ----------
                                                                  (RESTATED)
DEFERRED TAX ASSETS:
Revenues subject to refund..................................  $ 149     $  99
Other.......................................................     15        20
                                                              -----     -----
     Total..................................................    164       119
                                                              -----     -----
DEFERRED TAX LIABILITIES:
Property and intangible assets..............................   (115)      (87)
Derivative financial instruments............................    (51)     (112)
Other.......................................................     --       (37)
                                                              -----     -----
     Total..................................................   (166)     (236)
                                                              -----     -----
NET DEFERRED TAX ASSETS (LIABILITIES).......................  $  (2)    $(117)
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

     Pro forma income tax (benefit) expense attributable to income from continuing operations would consist of (in millions):

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (RESTATED)
Current:
  Federal...................................................  $ 74    $101
  State.....................................................    10      11
Deferred:
  Federal...................................................   (30)     26
  State.....................................................    (5)     14
                                                              ----    ----
TOTAL INCOME TAX PROVISION..................................  $ 49    $152
                                                              ====    ====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents the pro-forma reconciliation of the federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2002, and 2001:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (RESTATED)
Statutory federal income tax rate...........................  35.0%   35.0%
State and local income tax rate, net of federal income tax
  benefit...................................................   4.6     4.3
Amortization of nondeductible goodwill......................    --     3.3
Other differences, net......................................   1.2    (4.9)
                                                              ----    ----
EFFECTIVE INCOME TAX RATE...................................  40.8%   37.7%
                                                              ====    ====

     The pro forma tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

                                                              AT DECEMBER 31,
                                                               2002     2001
                                                              ------   ------
                                                                (RESTATED)
DEFERRED TAX ASSETS:
Revenues subject to refund..................................  $ 149    $  99
Net operating losses........................................    175       --
Other.......................................................     15       20
                                                              -----    -----
     Total..................................................    339      119
                                                              -----    -----
DEFERRED TAX LIABILITIES:
Property and intangibles assets.............................  $(326)   $(148)
Derivative financial instruments............................   (115)    (198)
Other.......................................................    (92)     (35)
                                                              -----    -----
     Total..................................................   (533)    (381)
                                                              -----    -----
NET DEFERRED TAX LIABILITIES................................  $(194)   $(262)
                                                              =====    =====

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

     In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the DWR. On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. Based on that determination, Mirant Americas Generation is owed approximately $98 million, which is net of refunds owed by Mirant Americas Generation. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed to Mirant Americas Generation, and the net amount owed to Mirant Americas Generation after taking into account the proposed refunds, would increase by approximately $30 million.

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

     "Reliability-Must-Run" Agreements: Certain of the Company's generating facilities acquired from Pacific Gas and Electric are operated subject to "reliability-must-run" ("RMR") agreements. These agreements allow the CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant Americas Generation assumed these agreements from Pacific Gas and Electric subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant Americas Generation could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant Americas Generation has exercised its right to also make market sales, Mirant Americas Generation has been collecting from the CAISO since April 1999 an amount equal to fifty percent of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately three and one-half percent of the annual fixed revenue requirement. In July 2000, Mirant Americas Generation sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

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

  Environmental Liabilities

     In 2000, the State of New York issued a notice of violation concerning air permitting and air emission control implications under the Environmental Protection Agency's ("EPA") new source review regulations promulgated under the Clean Air Act ("NSR") to the previous owner of Mirant New York's Lovett facility related to operation of that plant prior to its acquisition by Mirant New York. The notice does not specify corrective actions that the state may require. Mirant New York is currently engaged in discussions with the state to try to resolve this matter. In January 2001, the EPA requested information from Mirant Mid-Atlantic concerning the air permitting and air emission control implications under NSR of repair and maintenance activities at its Chalk Point, Dickerson, and Morgantown plants in Maryland related to operation of those plants prior to their acquisition by Mirant Mid-Atlantic.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                  -----------------------------
                           BALANCE AT BEGINNING   CHARGED TO   CHARGED TO OTHER                BALANCE AT END
DESCRIPTION                     OF PERIOD           INCOME         ACCOUNTS       DEDUCTIONS     OF PERIOD
-----------                --------------------   ----------   ----------------   ----------   --------------
PROVISION FOR
  UNCOLLECTIBLE ACCOUNTS
  (CURRENT)
2002.....................          $123              $--             $--             $--            $123
2001.....................            50               73              --              --             123
2000.....................            --               50              --              --              50

PROVISION FOR
  UNCOLLECTIBLE ACCOUNTS
  (LONG-TERM)
2002, as restated........          $ 49              $ 5             $--             $--            $ 54
2001, as restated........            --               49              --              --              49
2000.....................            --               --              --              --              --

14.  EVENTS SUBSEQUENT TO DATE OF ACCOUNTANTS' REPORT (UNAUDITED)

  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States, including Mirant Americas Generation, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The Chapter 11 cases are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML). Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant Canada Energy Marketing, Ltd., Mirant Canada Marketing Investments, Inc., and Mirant Canada Energy Trading Partnership are included in the application. Mirant's operations in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

     At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the Company's business or the business of Mirant or the timing of the Company's or Mirant's potential emergence from Chapter 11. In addition, since the plan of reorganization has not been prepared, the Company's future results and the future results of Mirant may differ significantly from historical results. The terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interest of each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company and Mirant receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. If no plan of reorganization is approved, it is possible that the Company's assets and/or the assets of Mirant may be liquidated.

  ACCOUNTING AND REPORTING POLICIES

  Accounting for Reorganization

     The Company has not made any adjustments or reclassifications that may be required in future consolidated financial statements related to the American Institute of Certified Public Accountants' Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, the Company will report separately pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. In addition, the Chapter 11 filings represent a triggering event that will require an evaluation of long-lived assets, goodwill, intangibles and other assets that may be impaired in a post-petition operating environment. Asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

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

  Mirant Guarantees

     Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DERIVATIVE FINANCIAL INSTRUMENTS

  Interest Rate Hedging

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

  LITIGATION AND OTHER CONTINGENCIES

     As discussed above in this Note 14 -- Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, the Mirant Debtors, including Mirant Americas Generation, LLC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or litigation.

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

     On July 9, 2003, the United States District Court for the Southern District of California entered an order remanding the Millar suit to the California state court.

     FERC Show Cause Proceeding Relating to Trading Practices: On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant Americas Generation entities and Mirant Americas Energy Marketing, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant Americas Generation entities and Mirant Americas Energy Marketing, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant Americas Generation entities or Mirant Americas Energy Marketing engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties. Under the contractual arrangements

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets, the Company could have to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing.

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

     DWR Power Purchases: On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing alleging that the terms of the 19-month agreement Mirant Americas Energy Marketing entered into with the DWR in May 2001 to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 were unjust and unreasonable. Mirant Americas Generation bears the risk of any abrogation of or revision to the terms of the May 2001 contract between Mirant Americas Energy Marketing and the DWR. The CPUC and the EOB filed a motion seeking reconsideration by the FERC of this decision and have stated that, if reconsideration is denied, they will appeal the FERC's decision to the United States Court of Appeals.

  Mirant Americas Generation Bondholder Suit

     On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that the restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation managers. In addition, plaintiffs challenge certain dividends

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars.

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

  Dick Corporation Litigation Regarding Kendall Upgrade

     On January 7, 2003, Dick Corporation ("Dick") filed a suit against the Company's subsidiary Mirant Kendall, L.L.C. in the Superior Court for Middlesex County, Massachusetts, entitled Dick Corporation v. Southern Energy Kendall, LLC aka Mirant Kendall, LLC (the "Dick Suit"). Mirant Kendall had contracted with Dick for Dick to engineer, procure and construct an upgrade of an existing power plant facility owned by Mirant Kendall in Cambridge, Massachusetts, to a combined-cycle power plant. In its complaint, Dick asserts claims of breach of contract, quantum meruit, unjust enrichment, and unfair business practices. Dick is seeking damages in excess of $33 million, plus interest and attorneys' fees, and is seeking to have these damages trebled under Massachusetts' unfair business practices statute. The Company considers the likelihood of Dick recovering the amount of damages it seeks to be remote. On January 13, 2003, Mirant Kendall filed a breach of contract and declaratory judgment action against Dick in the United States District Court for the District of Massachusetts entitled Mirant Kendall, LLC v. Dick Corporation (the "Mirant Suit"). Mirant Kendall is seeking to recover an unspecified amount of damages, plus interest and attorneys' fees, and is seeking a declaration by the court of its rights under the contract with Dick. Mirant Kendall removed the Dick Suit to the federal district court, and on March 24, 2003 the district court issued an order consolidating the Dick Suit with the Mirant Suit.

     On December 11, 2002, a related suit (the "St. Paul Suit") was filed by St. Paul Mercury Insurance Company ("St. Paul") against Dick, Mirant Kendall, and CNA Insurance Companies in the Superior Court for Middlesex County, Massachusetts. St. Paul is the assignee and subrogee of the rights and remedies of Harding and Smith Corporation, a subcontractor to Dick on the Kendall project. St. Paul has included Mirant Kendall in the lawsuit for the purpose of enforcing its mechanics' lien filed on the Kendall project in the approximate amount of $10 million. Under its contract with Dick, Mirant Kendall is entitled to be indemnified by Dick for the claim asserted by St. Paul against Mirant Kendall. In the St. Paul Suit, Dick on February 24, 2003, filed a cross-claim against Mirant Kendall asserting claims similar to those it made in the Dick Suit. On June 19, 2003, the Middlesex Superior Court stayed those claims against Mirant Kendall pending final resolution of the Dick Suit and the Mirant Suit by the federal district court.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August, 2003.

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

     No annual report or proxy materials have been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K/A.