Form 10-Q/A
period 2003-03-31
MIRANT AMERICAS GENERATING LLC
filed 2003-08-28
CIK 1140761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no classes of membership interests held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
  DEFINITIONS.........................................................     3
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...........     4

                    PART I -- FINANCIAL INFORMATION
  Item 1  Interim Financial Statements
          Condensed Consolidated Statements of Income.................     6
          Condensed Consolidated Balance Sheets.......................     7
          Condensed Consolidated Statements of Member's Equity........     8
          Condensed Consolidated Statements of Cash Flows.............     9
          Notes to the Unaudited Condensed Consolidated Financial
          Statements..................................................    11
  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    56
  Item 3  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    72
  Item 4  Controls and Procedures.....................................    74

                      PART II -- OTHER INFORMATION
  Item 1  Legal Proceedings...........................................    76
  Item 6  Exhibits and Reports on Form 8-K............................    76
          Signatures..................................................    77

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, to correct certain errors. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") in applying purchase accounting to the acquisition of certain assets from Potomac Electric Power Company ("PEPCO"), adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 by:

     - increasing its originally reported current assets by $27 million, increasing noncurrent assets by $124 million, increasing current liabilities by $52 million, increasing noncurrent liabilities by $29 million and increasing member's equity by $70 million as of March 31, 2002;

     - changing its previously reported results of operations for the three months ended March 31, 2002 from previously reported net income of $77 million to net income of $40 million, changing its previously reported results of operations for the three months ended March 31, 2001 from previously reported net income of $77 million to a net loss of $66 million;

     - increasing cash provided by operating activities by $3 million, increasing cash used in investing activities by $9 million and increasing cash provided from financing activities by $7 million for the three months ended March 31, 2002; and

     - increasing cash provided by operating activities by $47 million, increasing cash used in investing activities by $38 million and decreasing cash used in financing activities by $9 million for the three months ended March 31, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three months ended March 31, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report. Additional changes also have been made to reflect the corresponding changes that result from the above restatement adjustments and to update the document to the time of filing. Please note that disclosures of events subsequent to the original filing of our Form 10-Q for March 31, 2002 on May 13, 2002, are provided for the benefit of the users of this amended Form 10-Q and are not a required element of this amendment.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (RESTATED)
                                                                   (IN MILLIONS)
OPERATING REVENUES:
Affiliate...................................................     $487        $1,096
Non-affiliates..............................................       75            38
                                                                 ----        ------
     Total operating revenues...............................      562         1,134
                                                                 ----        ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates....................................      281           937
Cost of fuel, electricity and other
  products -- non-affiliates................................        2            10
Depreciation and amortization...............................       28            39
Generation facilities rent..................................       24            24
Maintenance -- affiliates...................................       11            13
Maintenance -- non-affiliates...............................       23            19
Selling, general and administrative -- affiliates...........       14            14
Selling, general and administrative -- non-affiliates.......       10           108
Other -- affiliates, including restructuring charges of $1
  in the three months ended March 31, 2002..................       19            20
Other -- non-affiliates, including restructuring charges of
  $3 in the three months ended March 31, 2002...............       36            29
                                                                 ----        ------
     Total operating expenses...............................      448         1,213
                                                                 ----        ------
OPERATING INCOME (LOSS).....................................      114           (79)
                                                                 ----        ------
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates...............................       14             7
Interest income -- non-affiliates...........................       --             4
Interest expense -- affiliates..............................       (4)           --
Interest expense -- non-affiliates..........................      (53)          (46)
Other, net..................................................        2             1
                                                                 ----        ------
     Total other expense, net...............................      (41)          (34)
                                                                 ----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................       73          (113)
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................       35           (41)
                                                                 ----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................       38           (72)
                                                                 ----        ------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF
  $3 AND $4 FOR 2002 AND 2001, RESPECTIVELY.................        2             6
                                                                 ----        ------
NET INCOME (LOSS)...........................................     $ 40        $  (66)
                                                                 ====        ======

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                     (RESTATED)
                                                                    (IN MILLIONS)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $    3        $   15
Receivables:
  Customer accounts.........................................        14            10
  Affiliates, less allowance for uncollectibles of $123 for
     2002 and 2001..........................................       232           223
Notes receivable from affiliates............................       627           253
Derivative financial instruments............................       314           348
Prepaid rent and other prepayments..........................       148           163
Deferred tax assets.........................................        94           119
Assets held for sale........................................       190           194
Other.......................................................       229           333
                                                                ------        ------
     Total current assets...................................     1,851         1,658
                                                                ------        ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     2,996         2,860
                                                                ------        ------
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................     1,645         1,482
Other intangible assets, net................................       472           697
Notes receivable from affiliates............................       223           223
Derivative financial instruments............................       160            71
Prepaid rent................................................        11            35
Other, less allowance for uncollectibles of $53 and $49 for
  2002 and 2001, respectively...............................        36            39
                                                                ------        ------
     Total other noncurrent assets..........................     2,547         2,547
                                                                ------        ------
     TOTAL ASSETS...........................................    $7,394        $7,065
                                                                ======        ======
                           LIABILITIES AND MEMBER'S EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................    $  155        $  129
Payable to affiliates.......................................        81           112
Notes payable to affiliates.................................       220           333
Derivative financial instruments............................       284           314
Revenues subject to refund..................................       270           242
Liabilities related to assets held for sale.................        25            25
Accrued income taxes........................................        13             8
Accrued interest............................................        93            44
                                                                ------        ------
     Total current liabilities..............................     1,141         1,207
                                                                ------        ------
NONCURRENT LIABILITIES:
Notes payable and long-term debt............................     2,567         2,567
Derivative financial instruments............................       116            26
Other noncurrent liabilities................................       123           246
                                                                ------        ------
     Total noncurrent liabilities...........................     2,806         2,839
                                                                ------        ------
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's interest...........................................     3,555         3,008
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................      (124)          (91)
Retained earnings...........................................        83           177
Accumulated other comprehensive loss........................       (67)          (75)
                                                                ------        ------
     Total member's equity..................................     3,447         3,019
                                                                ------        ------
     TOTAL LIABILITIES AND MEMBER'S EQUITY..................    $7,394        $7,065
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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

        CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

                                                        CAPITAL                   ACCUMULATED
                                                      CONTRIBUTION                   OTHER
                                          MEMBER'S     RECEIVABLE     RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                          INTEREST   FROM AFFILIATE   EARNINGS       LOSS           INCOME
                                          --------   --------------   --------   -------------   -------------
                                                                     (IN MILLIONS)
BALANCE, DECEMBER 31, 2001 (AS
  RESTATED).............................   $3,008        $ (91)        $ 177         $(75)
Net income (as restated)................       --           --            40           --             $40
Other comprehensive income (as
  restated).............................       --           --            --            8               8
                                                                                                      ---
Comprehensive income (as restated)......                                                              $48
                                                                                                      ===
Dividends...............................       --           --          (134)          --
Capital contributions -- cash (as
  restated).............................       27           --            --           --
Capital contributions -- noncash (as
  restated).............................      504           --            --           --
Capital contributions receivable
  pursuant to ECSA......................       53          (53)           --           --
Capital contribution received pursuant
  to ECSA...............................       --           20            --           --
Push down of tax effects of the
  implementation of SFAS No. 142........      (37)          --            --           --
                                           ------        -----         -----         ----
BALANCE, MARCH 31, 2002 (AS RESTATED)...   $3,555        $(124)        $  83         $(67)
                                           ======        =====         =====         ====

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (RESTATED)
                                                                   (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  40        $ (66)
                                                                -----        -----
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       31           43
  Amortization of loss on interest rate swap................        2           --
  Unrealized losses on derivative financial instruments,
     net....................................................       18          223
  Deferred income taxes.....................................       (4)        (175)
  Restructuring charges, net of amounts paid................        3           --
  Other, net................................................       --            1
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................       11          (46)
     Accounts receivable, non-affiliates....................        3         (187)
     Other current assets...................................       66           17
     Other noncurrent assets................................       24            3
     Accounts payable and accrued liabilities...............        8           82
     Payables to affiliates.................................      (87)         150
     Accrued income taxes...................................       13          110
     Other current liabilities..............................       49           (5)
     Other noncurrent liabilities...........................       (1)          11
                                                                -----        -----
       Total adjustments....................................      136          227
                                                                -----        -----
       Net cash provided by operating activities............      176          161
                                                                -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................      (81)        (100)
Advances to affiliates......................................       (1)        (114)
Repayments of advances to affiliates........................        1          171
Increase in notes receivable from affiliates................     (246)        (109)
Repayments of notes receivable from affiliates..............      128           --
Insurance proceeds received.................................        2            9
                                                                -----        -----
     Net cash used in investing activities..................     (197)        (143)
                                                                -----        -----

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (RESTATED)
                                                                   (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................      200           --
Repayment of debt...........................................     (200)          --
Advances from affiliates....................................        5           21
Repayments of advances from affiliates......................       (5)         (12)
Proceeds from issuance of notes payable to affiliate........      128           --
Repayment of notes payable to affiliate.....................      (32)          --
Capital contributions.......................................       20            5
Payment of dividends........................................     (134)         (21)
Capital contributions received from affiliate pursuant to
  ECSA......................................................       20           --
Cash received from contribution of Mirant New England,
  LLC.......................................................        7           --
                                                                -----        -----
     Net cash provided by (used in) financing activities....        9           (7)
                                                                -----        -----
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      (12)          11
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       15           68
                                                                -----        -----
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $   3        $  79
                                                                =====        =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........    $   5        $  41
                                                                =====        =====
Cash paid for income taxes..................................    $  --        $  27
                                                                =====        =====
NONCASH FINANCING ACTIVITIES:
Contribution of notes payable to Mirant Americas to
  equity....................................................    $ 217        $  --
                                                                =====        =====
Capital contribution of Mirant New England, LLC.............    $ 287        $  --
                                                                =====        =====
Capital contributions receivable from affiliate pursuant to
  ECSA......................................................    $  53        $  --
                                                                =====        =====

  The accompanying notes are an integral part of these condensed consolidated statements.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001

A.  BACKGROUND AND DESCRIPTION OF BUSINESS

  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On July 14, 2003 ("Petition Date"), Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States (collectively, the "Mirant Debtors"), including Mirant Americas Generation, LLC, (the "Company" or "Mirant Americas Generation") and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML). Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant Canada Energy Marketing, Ltd., Mirant Canada Marketing Investments, Inc., and Mirant Canada Energy Trading Partnership are included in the application. Mirant's operations in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

  CAPITALIZATION OF INTEREST COST

     Mirant Americas Generation capitalizes interest on projects during the advanced stages of development and during the construction period, in accordance with SFAS No. 34 "Capitalization of Interest Cost". The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three months ended March 31, 2002 and 2001, the Company incurred the following interest costs on debt payable to non-affiliates (in millions):

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                               ------------
                                                               2002    2001
                                                               ----    ----
Total interest costs........................................   $62     $50
Interest capitalized and included in construction work in
  progress..................................................     9       4
                                                               ---     ---
INTEREST EXPENSE............................................   $53     $46
                                                               ===     ===

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At March 31, 2002 and December 31, 2001, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and current notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments and/or their variable interest rates. The fair value of Mirant Americas Generation's senior long-term debt is estimated based on market quotes.

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

C.  RESTATEMENTS AND RECLASSIFICATIONS

     The unaudited condensed consolidated financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 and the unaudited condensed consolidated balance sheet of the Company as of December 31, 2001 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. In addition, the Company has reclassified certain amounts in the 2002 and 2001 unaudited condensed consolidated financial statements to reflect the adoption of new accounting standards.

  DISCONTINUED OPERATIONS

     The financial statements for prior years have been reclassified to report the revenues and expenses of the components of the Company that were disposed of as discontinued operations pursuant to SFAS No. 144. Income from discontinued operations for the three months ended March 31, 2002 and 2001 includes the State Line generating facility in Indiana. In June 2002, the Company completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value.

     A summary of operating results for State Line for the three months ended March 31, 2002 and 2001 follows (in millions):

                                                              2002   2001
                                                              ----   ----
Operating revenues..........................................  $15    $14
Operating expenses, including other (expense) income, net...   10      4
                                                              ---    ---
Income before income taxes..................................    5     10
Income taxes................................................    3      4
                                                              ---    ---
     NET INCOME.............................................  $ 2    $ 6
                                                              ===    ===

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The table below presents the components of State Line's balance sheet accounts, classified as current assets and liabilities held for sale as of March 31, 2002 and December 31, 2001 (in millions):

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
CURRENT ASSETS:
Accounts and notes receivable...............................    $  5          $  6
Fuel stock..................................................       3             3
Prepayments.................................................       1             1
Property, plant and equipment...............................     173           175
Intangibles.................................................       8             9
                                                                ----          ----
     TOTAL CURRENT ASSETS HELD FOR SALE.....................    $190          $194
                                                                ====          ====
CURRENT LIABILITIES:
Taxes and other payables....................................    $ 10          $ 10
Deferred taxes..............................................      15            15
                                                                ----          ----
     TOTAL CURRENT LIABILITIES RELATING TO ASSETS HELD FOR
       SALE.................................................    $ 25          $ 25
                                                                ====          ====

     In July 2002, the Company entered into an agreement to sell the Company's Neenah, Wisconsin generating facility for approximately $109 million. The Company began reporting the revenues and expenses of Neenah as discontinued operations pursuant to SFAS No. 144 during the third quarter of 2002, and the sale closed in January 2003. The asset was sold at approximately book value.

  RECLASSIFICATIONS

     The Company has changed its classification, on the accompanying unaudited condensed consolidated statements of income, of realized and unrealized gains and losses related to derivative financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related derivative financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related derivative financial instruments are included in cost of fuel, electricity and other products. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact the Company's gross margin or net income. The Company has also recorded reclassifications to balances of affiliate receivables, current portion of prepaid rent, goodwill and other intangible assets, net, other assets and payables to affiliates in the March 31, 2002 and December 31, 2001 balance sheets.

  Three Months Ended March 31, 2002

     Operating revenues decreased by $104 million due to the reclassifications of net gains and losses on derivative financial instruments.

     Cost of fuel, electricity and other products decreased by $103 million due to the reclassifications of gains and losses on derivative financial instruments discussed above totaling $104 million offset by a $1 million reclassification of labor costs.

     Other expense decreased by $28 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Due to the reclassification of various labor costs, maintenance expense increased by $10 million, selling, general and administrative expense decreased by $7 million, and other expense decreased by $4 million.

  Three Months Ended March 31, 2001

     Operating revenues decreased by $65 million due to the reclassifications of net gains and losses on derivative financial instruments, discussed above, offset by a $2 million reclassification of interest expense.

     Cost of fuel, electricity and other products decreased by $65 million due to the reclassifications of gains and losses on derivative financial instruments offset by a $1 million reclassification of labor costs.

     Other expense decreased by $32 million primarily due to a $24 million reclassification of generation facilities rent to a separate caption.

     Due to the reclassification of various labor costs, maintenance expense increased by $13 million, selling, general and administrative expense decreased by $6 million, and other expense decreased by $8 million.

  RESTATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144 for discontinued operations and certain other reclassifications, management has identified certain errors which necessitated a restatement of the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2002 and 2001.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of income for the three months ended March 31, 2002 and 2001 (in millions).

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                          INCREASE (DECREASE) DUE TO:
                                           ----------------------------------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues.......................      $716              $(104)           $(50)        $562
Operating Expenses:
Cost of fuel, electricity and other
  products...............................       386               (103)             --          283
Depreciation and amortization............        30                 --              (2)          28
Generation facilities rent...............        --                 24              --           24
Maintenance..............................        24                 10              --           34
Selling, general and administrative......        34                 (7)             (3)          24
Other....................................        79                (28)              4           55
                                               ----              -----            ----         ----
     Total operating expenses............       553               (104)             (1)         448
                                               ----              -----            ----         ----
Operating Income.........................       163                 --             (49)         114
                                               ----              -----            ----         ----
     Other (expense) income, net.........       (44)                --               3          (41)
                                               ----              -----            ----         ----
Income From Continuing Operations Before
  Income Taxes...........................       119                 --             (46)          73
Provision for (Benefit from) Income
  Taxes..................................        44                 --              (9)          35
                                               ----              -----            ----         ----
Income From Continuing Operations........        75                 --             (37)          38
Income from Discontinued Operations, net
  of tax.................................         2                 --              --            2
                                               ----              -----            ----         ----
     Net Income..........................      $ 77              $  --            $(37)        $ 40
                                               ====              =====            ====         ====

     Operating revenues for the three months ended March 31, 2002 were adjusted by $50 million primarily as a result of the following restatement adjustments:

     - a $25 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $16 million decrease to reflect accrual accounting for certain commodity financial instruments previously accounted for under mark to market accounting.

     - a $6 million decrease to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Provision for income taxes decreased by $9 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                          INCREASE (DECREASE) DUE TO:
                                           ----------------------------------------------------------
                                           AS PREVIOUSLY                       RESTATEMENT      AS
                                             REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                           -------------   -----------------   -----------   --------
Operating Revenues:......................     $1,427             $(63)            $(230)      $1,134
Operating Expenses:
Cost of fuel, electricity and other
  products...............................      1,014              (64)               (3)         947
Depreciation and amortization............         39               --                --           39
Generation facilities rent...............         --               24                --           24
Maintenance..............................         20               13                (1)          32
Selling, general and administrative......        122               (6)                6          122
Other....................................         81              (32)               --           49
                                              ------             ----             -----       ------
     Total operating expenses............      1,276              (65)                2        1,213
                                              ------             ----             -----       ------
Operating Income (Loss)..................        151                2              (232)         (79)
                                              ------             ----             -----       ------
     Other (expense) income, net.........        (32)              (2)               --          (34)
                                              ------             ----             -----       ------
Income (Loss) From Continuing Operations
  Before Income Taxes....................        119               --              (232)        (113)
Provision for (Benefit from) Income
  Taxes..................................         48               --               (89)         (41)
                                              ------             ----             -----       ------
Income (Loss) From Continuing
  Operations.............................         71               --              (143)         (72)
Income from Discontinued Operations, net
  of tax.................................          6               --                --            6
                                              ------             ----             -----       ------
     Net Income (loss)...................     $   77             $ --             $(143)      $  (66)
                                              ======             ====             =====       ======

     Operating revenues for the three months ended March 31, 2001 were adjusted by $230 million as a result of the following restatement adjustments:

     - a $175 million decrease to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133, and

     - a $55 million decrease to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Cost of fuel, electricity and other products decreased by $3 million primarily to reflect changes in fair value of certain commodity financial instruments in the proper period.

     Provision for income taxes decreased by $89 million due to tax effects of the restatement adjustments.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following tables and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated balance sheet as of December 31, 2001 (in millions).

                                                                    AT MARCH 31, 2002
                                                ----------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO:
                                                                -------------------------------
                                                AS PREVIOUSLY                       RESTATEMENT      AS
                                                  REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                                -------------   -----------------   -----------   --------
                                                  ASSETS
Current Assets:
Cash and cash equivalents.....................     $    2             $ --             $  1        $    3
Receivables:
  Customer accounts...........................         14               --               --            14
  Affiliates, less allowance for
     uncollectibles of $123...................        332              (97)              (3)          232
  Notes receivable from affiliates............        627               --               --           627
  Assets from risk management activities......         71               --              (71)           --
  Derivative financial instruments............        140               --              174           314
  Prepaid rent and other prepayments..........        158              (11)               1           148
  Deferred income taxes.......................        111               --              (17)           94
  Assets held for sale........................        191               --               (1)          190
  Other.......................................        178               51               --           229
                                                   ------             ----             ----        ------
       Total current assets...................      1,824              (57)              84         1,851
                                                   ------             ----             ----        ------
  Property, plant and equipment, net..........      2,993               --                3         2,996
                                                   ------             ----             ----        ------
  Other Noncurrent Assets:
  Goodwill, net...............................      1,599               --               46         1,645
  Other intangible assets, net................        470               --                2           472
  Notes receivable from affiliates............        223               --               --           223
  Assets from risk management activities......         15               --              (15)           --
  Derivative financial instruments............         79               --               81           160
  Prepaid rent................................         --               11               --            11
  Other, less allowances for uncollectibles of
     $53......................................         40               --               (4)           36
                                                   ------             ----             ----        ------
       Total other noncurrent assets..........      2,426               11              110         2,547
                                                   ------             ----             ----        ------
       Total assets...........................     $7,243             $(46)            $197        $7,394
                                                   ======             ====             ====        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                                    AT MARCH 31, 2002
                                                ----------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO:
                                                                -------------------------------
                                                AS PREVIOUSLY                       RESTATEMENT      AS
                                                  REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                                -------------   -----------------   -----------   --------
                                     LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities......     $  151             $ --             $  4        $  155
Payable to affiliates.........................        132              (46)              (5)           81
Notes payable to affiliates...................        220               --               --           220
Liabilities from risk management activities...         82               --              (82)           --
Derivative financial instruments..............         98               --              186           284
Revenues subject to refund....................        269               --                1           270
Liabilities related to assets held for sale...         25               --               --            25
Accrued income taxes..........................         --               11                2            13
Accrued interest..............................         --               93               --            93
Other.........................................        112             (104)              (8)           --
                                                   ------             ----             ----        ------
       Total current liabilities..............      1,089              (46)              98         1,141
                                                   ------             ----             ----        ------
Noncurrent Liabilities:
Notes payable and long-term debt..............      2,567               --               --         2,567
Liabilities from risk management activities...         16               --              (16)           --
Derivative financial instruments..............         19               --               97           116
Other noncurrent liabilities..................        175               --              (52)          123
                                                   ------             ----             ----        ------
       Total noncurrent liabilities...........      2,777               --               29         2,806
                                                   ------             ----             ----        ------
Member's Equity:
Member's interest.............................      3,499               --               56         3,555
Capital contribution receivable from affiliate
  pursuant to ECSA............................       (124)              --               --          (124)
Retained earnings.............................         51               --               32            83
Accumulated other comprehensive loss..........        (49)              --              (18)          (67)
                                                   ------             ----             ----        ------
       Total member's equity..................      3,377               --               70         3,447
                                                   ------             ----             ----        ------
       Total liabilities and member's
          equity..............................     $7,243             $(46)            $197        $7,394
                                                   ======             ====             ====        ======

  RECLASSIFICATIONS

     Affiliate accounts receivable and accounts payable were previously reported gross. The restated balances reflect these on a net basis.

     Prepaid rent, both current and noncurrent, was reclassified to reflect their respective proper amounts.

     Affiliate interest receivable was previously reported in affiliate receivables and was reclassified as other current assets.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                     REPORTED(1)     OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
                                                   ASSETS
Current Assets:
Cash and cash equivalents.........     $   15          $  --             $ --              $--        $   15
Receivables:
  Customer accounts...............          8              2               --               --            10
  Affiliates, less allowance for
     uncollectibles of $123.......        223             --               --               --           223
Notes receivable from
  affiliates......................        253             --               --               --           253
Derivative financial
  instruments.....................        348             --               --               --           348
Prepaid rent and other
  prepayments.....................        161              2               --               --           163
Deferred income taxes.............        119             --               --               --           119
Assets held for sale..............        301           (107)              --               --           194
Other.............................        332              1               --               --           333
                                       ------          -----             ----              ---        ------
       Total current assets.......      1,760           (102)              --               --         1,658
                                       ------          -----             ----              ---        ------
Property, plant and equipment,
  net.............................      2,758            102               --               --         2,860
                                       ------          -----             ----              ---        ------
Other Noncurrent Assets:
Goodwill, net.....................      1,479             --               --                3         1,482
Other intangible assets, net......        697             --               --               --           697
Notes receivable from
  affiliates......................        223             --               --               --           223
Derivative financial
  instruments.....................         71             --               --               --            71
Prepaid rent......................         35             --               --               --            35
Other, less allowances for
  uncollectibles of $49...........         45             --               --               (6)           39
                                       ------          -----             ----              ---        ------
Total other noncurrent assets.....      2,550             --               --               (3)        2,547
                                       ------          -----             ----              ---        ------
Total assets......................     $7,068          $  --             $ --              $(3)       $7,065
                                       ======          =====             ====              ===        ======

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

                                                              AT DECEMBER 31, 2001
                                    -------------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                    ----------------------------------------------
                                    AS PREVIOUSLY   DISCONTINUED                       RESTATEMENT      AS
                                     REPORTED(1)     OPERATIONS    RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                    -------------   ------------   -----------------   -----------   --------
                                       LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable and accrued
  liabilities.....................     $  126          $   3             $ --              $--        $  129
Payable to affiliates.............        112             --               --               --           112
Notes payable to affiliates.......        333             --               --               --           333
Derivative financial
  instruments.....................        314             --               --               --           314
Revenues subject to refund........        242             --               --               --           242
Liabilities related to assets held
  for sale........................         33             (8)              --               --            25
Accrued income taxes..............          5              2               --                1             8
Accrued interest..................         44             --               --               --            44
                                       ------          -----             ----              ---        ------
       Total current
          liabilities.............      1,209             (3)              --                1         1,207
                                       ------          -----             ----              ---        ------
Noncurrent Liabilities:
Notes payable and long-term
  debt............................      2,567             --               --               --         2,567
Derivative financial
  instruments.....................         26             --               --               --            26
Other noncurrent liabilities......        241              3               --                2           246
                                       ------          -----             ----              ---        ------
       Total noncurrent
          liabilities.............      2,834              3               --                2         2,839
                                       ------          -----             ----              ---        ------
Member's Equity:
Member's interest.................      3,009             --               --               (1)        3,008
Capital contribution receivable
  from affiliate pursuant to
  ECSA............................        (91)            --               --               --           (91)
Retained earnings.................        182             --               --               (5)          177
Accumulated other comprehensive
  loss............................        (75)            --               --               --           (75)
                                       ------          -----             ----              ---        ------
       Total member's equity......      3,025             --               --               (6)        3,019
                                       ------          -----             ----              ---        ------
       Total liabilities and
          member's equity.........     $7,068          $  --             $ --              $(3)       $7,065
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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the three months ended March 31, 2002 (in millions):

                                                                FOR THE THREE MONTHS
                                                                ENDED MARCH 31, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income..................................................      $  77        $  40
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         33           31
  Amortization of loss on interest rate swap................         --            2
  Unrealized gains and losses on derivative financial
    instruments.............................................         (4)          18
  Deferred income taxes.....................................          5           (4)
  Restructuring charges, net of amounts paid................          3            3
  Changes in certain assets and liabilities:
    Accounts receivable, affiliates.........................          9           11
    Accounts receivable, non-affiliates.....................         20            3
    Other current assets....................................         45           66
    Other noncurrent assets.................................         --           24
    Accounts payable and accrued liabilities................         56            8
    Payables to affiliates, net.............................        (81)         (87)
    Accrued income taxes....................................          8           13
    Other current liabilities...............................         --           49
    Other noncurrent liabilities............................          2           (1)
                                                                  -----        -----
  Total adjustments.........................................         96          136
                                                                  -----        -----
  Net cash provided by operating activities.................        173          176
                                                                  -----        -----
Cash Flows From Investing Activities:
Capital expenditures........................................        (79)         (81)
Advances to affiliates......................................         --           (1)
Repayments of advances to affiliates........................         --            1
Increase in notes receivable from affiliates................       (246)        (246)
Repayments of notes receivable from affiliates..............        128          128
Cash received from contribution of Mirant New England,
  LLC.......................................................          7           --
Insurance proceeds received.................................          2            2
                                                                  -----        -----
  Net cash used in investing activities.....................       (188)        (197)
                                                                  -----        -----
Cash Flows From Financing Activities:
Proceeds from issuance of debt..............................        200          200
Repayment of debt...........................................       (200)        (200)
Advances from affiliates....................................         --            5
Repayments of advances from affiliates......................         --           (5)
Proceeds from issuance of notes payable to affiliate........        128          128
Repayment of notes payable to affiliate.....................        (32)         (32)
Capital contributions.......................................         20           20
Payment of dividends........................................       (134)        (134)
Capital contribution received from affiliate pursuant to
  ECSA......................................................         20           20
Cash received from contribution of Mirant New England,
  LLC.......................................................         --            7
                                                                  -----        -----
  Net cash provided by financing activities.................          2            9
                                                                  -----        -----
Net (Decrease) in Cash and Cash Equivalents.................        (13)         (12)
Cash and Cash Equivalents, beginning of period..............         15           15
                                                                  -----        -----
Cash and Cash Equivalents, end of period....................      $   2        $   3
                                                                  =====        =====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The statement of cash flows for the three months ended March 31, 2002 has been restated primarily to report the proceeds received from the contribution of Mirant New England, LLC in the amount of $7 million as a financing activity rather than an investing activity, as well as disclose gross amounts of affiliate advances and repayments and reflect the effects of certain reclassifications within cash flows from operating activities.

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The following table and discussion summarizes the effects of the reclassifications and restatement adjustments on the unaudited condensed statement of cash flows for the three months ended March 31, 2001 (in millions):

                                                                FOR THE THREE MONTHS
                                                                ENDED MARCH 31, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows From Operating Activities:
Net income (loss)...........................................      $  77        $ (66)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................         41           43
  Unrealized gains and losses on derivative financial
     instruments............................................         (9)         223
  Deferred income taxes.....................................       (117)        (175)
  Other, net................................................         --            1
  Changes in certain assets and liabilities:
     Accounts receivable, affiliates........................       (208)         (46)
     Accounts receivable, non-affiliates....................        (48)        (187)
     Other current assets...................................          7           17
     Other noncurrent assets................................         15            3
     Accounts payable and accrued liabilities...............         89           82
     Payables to affiliates, net............................        125          150
     Accrued income taxes...................................        141          110
     Other current liabilities..............................          1           (5)
     Other noncurrent liabilities...........................         --           11
                                                                  -----        -----
  Total adjustments.........................................         37          227
                                                                  -----        -----
  Net cash provided by operating activities.................        114          161
                                                                  -----        -----
Cash Flows From Investing Activities:
Capital expenditures........................................        (99)        (100)
Advances to affiliates......................................         --         (114)
Repayments of advances to affiliates........................         --          171
Increase in notes receivable from affiliates................        (15)        (109)
Insurance proceeds received.................................          9            9
                                                                  -----        -----
  Net cash used in investing activities.....................       (105)        (143)
                                                                  -----        -----
Cash Flows From Financing Activities:
Advances from affiliates....................................         --           21
Repayment of advances from affiliates.......................         --          (12)
Capital contributions.......................................          5            5
Payment of dividends........................................        (21)         (21)
                                                                  -----        -----
  Net cash used in financing activities.....................        (16)          (7)
                                                                  -----        -----
Net (Decrease) Increase in Cash and Cash Equivalents........         (7)          11
Cash and Cash Equivalents, beginning of period..............         83           68
                                                                  -----        -----
Cash and Cash Equivalents, end of period....................      $  76        $  79
                                                                  =====        =====

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The statement of cash flows for the three months ended March 31, 2001 has been restated to reflect certain advances and repayments by the Company and its subsidiaries to Mirant Corporation and its affiliates which were previously reported as receivable and payable from affiliate activity within operating cash flows, although not of a "trade" nature. In the restated statement of cash flows, this activity has been reclassified from operating activities to investing and financing activities.

     In addition, the statement of cash flows for the three months ended March 31, 2001 has been restated to disclose gross amounts of affiliate advances and repayments.

     As a result of these reclassifications, net cash provided by operating activities increased by $47 million, net cash used in investing activities increased by $38 million and net cash used in financing activities decreased by $9 million.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by Mirant Mid-Atlantic and its affiliates as follows (in millions):

                                                                   MIRANT
                                                                  AMERICAS                 OTHER
                                   MIRANT      MIRANT    MIRANT    ENERGY      MIRANT      MIRANT
                                MID-ATLANTIC   POTOMAC   PEAKER   MARKETING   SERVICES   AFFILIATES     TOTAL
                                ------------   -------   ------   ---------   --------   ----------   ----------
                                 (RESTATED)                                                           (RESTATED)
Current assets................     $   49       $  4      $ --     $    --     $  --        $ --       $    53
Property, plant and
  equipment...................      1,015        266       148          --        --          --         1,429
Goodwill......................      1,279         --        --          --        --          --         1,279
Other intangible assets.......        285         --        --          --        --          --           285
Other liabilities.............        (20)        --       (48)         --      (107)         --          (175)
Deferred tax assets resulting
  from the acquisition........         --         --        --          --        --         822           822
Obligations under TPAs/PPAs...         --         --        --      (2,438)       --          --        (2,438)
                                   ------       ----      ----     -------     -----        ----       -------
     Net assets acquired......     $2,608       $270      $100     $(2,438)    $(107)       $822       $ 1,255
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

     The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized and is recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, Mirant Mid-Atlantic received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million represents the favorable pricing variance over the remaining nine months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable was not adjusted for subsequent changes in energy prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $97 million for the three months ended March 31, 2002.

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

  MIRANT TEXAS TOLLING ARRANGEMENTS WITH MIRANT AMERICAS ENERGY MARKETING

     Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively "Mirant Texas"), wholly owned subsidiaries of the Company, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing pays Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas' generating units in Texas. Mirant Americas

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

Energy Marketing also pays Mirant Texas a fee for each megawatt-hour ("MWh") of energy generated. One agreement expires on December 31, 2003 and the other expires on May 31, 2005, but each may be extended by mutual agreement. For the three months ended March 31, 2002 and 2001, revenues under the two tolling agreements were approximately $9 million and $4 million, respectively.

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

                                                                FOR THE
                                                                 THREE
                                                                MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              -----------
                                                              2002   2001
                                                              ----   ----
                                                              (RESTATED)
Management, personnel and services agreement................  $35    $42
Services agreements.........................................    5      5
Other.......................................................    5      1
                                                              ---    ---
     TOTAL..................................................  $45    $48
                                                              ===    ===

  Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of income for the three months ended March 31, 2002 and 2001 as follows (in millions):

                                                                FOR THE
                                                                 THREE
                                                                MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              -----------
                                                              2002   2001
                                                              ----   ----
                                                              (RESTATED)
Cost of fuel, electricity and other products................  $ 1    $ 1
Maintenance expense.........................................   11     13
Selling, general and administrative expense.................    4      8
Other operating expense.....................................   19     20
                                                              ---    ---
     TOTAL..................................................  $35    $42
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

     Effective April 1, 2002, Mirant Americas Generation's operating subsidiaries, except Mirant Mid-Atlantic, entered into new power sales, fuel supply and services agreements with Mirant Americas Energy Marketing covering the period through December 31, 2002. The terms of these new agreements are similar to the terms under the agreements in effect during 2001 and the first quarter of 2002 except that the new agreements do not contain a bonus provision. The previous agreements provided that Mirant Americas Energy Marketing was to be paid a bonus based on the percentage by which revenues exceeded costs under the agreement. There was no bonus expense during the three months ended March 31, 2002 and March 31, 2001. These amounts are included in selling, general and administrative expenses -- affiliates in the accompanying unaudited condensed consolidated statements of income. Under the new agreements, the various operating subsidiaries of Mirant Americas Generation, except for Mirant Mid-Atlantic, paid Mirant Americas Energy Marketing a fixed administrative fee of approximately $10 million for the period from April 1, 2002 through December 31, 2002. These new agreements expired December 31, 2002.

     During the three months ended March 31, 2002 and 2001, the Company incurred approximately $5 million in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing. These costs are included in selling, general and administrative expenses -- affiliates in the accompanying unaudited condensed consolidated statements of income.

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

  RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three months ended March 31, 2002, the Company recorded restructuring charges of $4 million for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

  NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from Mirant Mid-Atlantic in order to finance their respective acquisitions of generation facilities. At March 31, 2002 and December 31, 2001, unsecured noncurrent notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                                             PRINCIPAL   INTEREST RATE    MATURITY
--------                                             ---------   -------------   ----------
Mirant Potomac River...............................    $152           10%        12/30/2028
Mirant Peaker......................................    $ 71           10%        12/30/2028

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $6 million for each of the three months ended March 31, 2002 and 2001.

     During 2001, the various operating subsidiaries of Mirant Americas Generation entered into separate cash management agreements with Mirant, whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand with interest payable monthly. These advances, which at March 31, 2002 and December 31, 2001 totaled approximately $185 million and $253 million, respectively, are reflected in current notes receivable from affiliates in the accompanying unaudited condensed consolidated balance sheets. Similarly, Mirant advanced funds to various subsidiaries for working capital purposes. Such advances, which totaled approximately $109 million at March 31, 2002 and $49 million at December 31, 2001, are included in current notes payable to affiliates in the accompanying unaudited condensed consolidated balance sheets. Interest on these advances was payable monthly. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

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

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the three months ended March 31, 2002 and 2001, capital contributions received by Mirant Mid-Atlantic under this agreement totaled $14 million and $0, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

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

     Through March 31, 2002, Mirant guaranteed up to $50 million of accrued interest in the event that the Company is unable to pay accrued interest on its two credit facilities (see Note I).

     Mirant has entered into letters of credit on behalf of subsidiaries of Mirant Americas Generation relating to the Company's debt obligations and power sales agreements totaling $120 million and $11 million, respectively, as of March 31, 2002. None of these letters of credit were drawn on at March 31, 2002. In the event of a draw on such letters of credit, Mirant Corporation would be obligated to repay the amounts drawn. In January 2003, the letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

F.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the three months ended March 31, 2002 (in millions):

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. Net loss for the three months ended March 31, 2001 has been adjusted to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions).


Net loss (as restated)......................................   $(66)
Amortization of goodwill and trading rights.................     11
                                                               ----
     NET LOSS, AS ADJUSTED..................................   $(55)
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

 OTHER INTANGIBLE ASSETS

     Following is a summary of intangible assets as of March 31, 2002 and December 31, 2001 (in millions):

                                                   MARCH 31, 2002                 DECEMBER 31, 2001
                               WEIGHTED              (RESTATED)                      (RESTATED)
                               AVERAGE      -----------------------------   -----------------------------
                             AMORTIZATION   GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                LIVES           AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                             ------------   --------------   ------------   --------------   ------------
Trading rights.............    30 years          $207            $(27)           $406            $(40)
Development rights.........    33 years           160              (7)            199              (9)
Emissions allowances.......    32 years           131              (5)            131              (4)
Other intangibles..........    30 years            14              (1)             18              (4)
                                                 ----            ----            ----            ----
     TOTAL OTHER INTANGIBLE
       ASSETS..............                      $512            $(40)           $754            $(57)
                                                 ====            ====            ====            ====

     All of Mirant Americas Generation's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. Amortization expense for both the three months ended March 31, 2002 and 2001 was approximately $4 million. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $17 million for the year ended December 31, 2002 and $17 million for each of the following four years.

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

 INTEREST RATE HEDGING

     Mirant Americas Generation's policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time Mirant Americas Generation also enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These interest rate swaps are designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash flow hedges, the changes in the fair value of the swaps are deferred in OCI, and reclassified from OCI as an adjustment to interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining term of the hedged instruments. At March 31, 2002, the Company was not a party to any interest rate swaps. During the three months ended March 31, 2002, the Company reclassified $1 million in interest rate hedging losses from OCI to earnings. Mirant Americas Generation estimates that $6 million of interest rate hedging losses included in OCI as of March 31, 2002 will be reclassified from OCI into earnings within the next twelve months as certain forecasted interest payments are made. The Company expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

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

     At March 31, 2002, our derivative financial instruments have terms extending through 2010. The net notional amount, or net long (short) position, of our derivative financial instruments at March 31, 2002 was approximately (5) million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments at March 31, 2002:

                                        NOMINAL UNITS       EQUIVALENT MWH   AVERAGE DURATION
                                         LONG (SHORT)        LONG (SHORT)        (YEARS)
                                     --------------------   --------------   ----------------
Electricity........................  (18) million MWh        (18) million           .99
Natural gas........................   65  million mmbtu       6.5 million          1.28
Crude oil..........................  1.1  million barrel      0.5 million           .73
Residual fuel......................  9.4  million barrels     5.9 million          1.07

H.  OTHER COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax are as follows (in millions):

BALANCE, DECEMBER 31, 2001 (AS RESTATED)....................   $(75)
                                                               ----
Other comprehensive income for the period:
  Reclassification to earnings, net of tax effect of $(6)...      8
                                                               ----
Other comprehensive income (as restated)....................      8
                                                               ----
BALANCE, MARCH 31, 2002 (AS RESTATED).......................   $(67)
                                                               ====

     The $67 million in accumulated other comprehensive loss at March 31, 2002 is associated with deferred interest rate swap hedging losses.

     Mirant Americas Generation estimates that $6 million of interest rate hedging losses included in other comprehensive loss as of March 31, 2002 will be reclassified to earnings within the next twelve months as certain forecasted interest payments are made. The Company expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     At March 31, 2002 and December 31, 2001, Mirant Americas Generation's debt was as follows (in millions):

                                                    MARCH 31,   DECEMBER 31,   SECURED/
                                                      2002          2001       UNSECURED
                                                    ---------   ------------   ---------
SENIOR NOTES:
7.625% notes, due 2006............................   $  500        $  500      Unsecured
7.20% notes, due 2008.............................      300           300      Unsecured
8.30% notes, due 2011.............................      850           850      Unsecured
8.50% notes, due 2021.............................      450           450      Unsecured
9.125% notes, due 2031............................      400           400      Unsecured
BANK ARRANGEMENTS:
$250 million credit facility expiring October
  2004............................................       73            73      Unsecured
$50 million credit facility expiring October
  2004............................................       --            --      Unsecured
Unamortized debt discount.........................       (6)           (6)
                                                     ------        ------
  Total long-term debt............................   $2,567        $2,567
                                                     ======        ======

 CREDIT FACILITIES

     At March 31, 2002, the Company had two credit facilities, each entered into in August 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of March 31, 2002, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.12%. As of March 31, 2002, there were no borrowings under Credit Facility C. Under each of the credit facilities, the Company pays interest and facility/commitment fees (0.25% at March 31, 2002) in an amount determined by reference to its then existing credit rating.

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

     On July 8, 2003, the Superior Court for the County of Los Angeles dismissed the Bustamante v. The McGraw-Hill Companies, Inc., et al. suit that had been filed November 20, 2002, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court did grant the plaintiffs leave to file an amended complaint. On August 13, 2003, the plaintiff filed an amended complaint asserting claims under California's Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owner of electric generation facilities in California and energy marketers, including various of the Company's subsidiaries. The amended complaint alleges that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserts, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated. The suit is brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit seeks, among other things, disgorgement of profits, restitution, treble damages and injunctive relief.

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

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the PX and the CAISO for certain power purchases, including purchases from Mirant Americas Energy Marketing for which the Company bears the risk of recovery under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company's California generation assets. Both the PX and PG&E filed for bankruptcy protection in 2001. As of March 31, 2002, the Company has outstanding receivables for power sales made in California totaling $305 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding it initiated in July 2001 to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

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

     The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates since June 1, 1999. Amounts collected in excess of those rates, which totaled $244 million and $219 million as of March 31, 2002 and December 31, 2001, respectively are deferred and included in revenues subject to refund in the accompanying consolidated balance sheets. In addition, the Company records accrued interest on such amounts, which amounted to $25 million and $22 million as of March 31, 2002 and December 31, 2001, respectively, and includes such amounts in revenues subject to refund in the accompanying consolidated balance sheets. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however it would have no effect on net income for the periods under review as adequate reserves have been recorded.

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

     Mirant Americas Generation has total minimum commitments under fuel purchase and transportation agreements of $116 million at March 31, 2002.

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

  Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $180 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Some of these agreements have terms that allow for potential cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $180 million. These projected commitments reflect original contract pricing and are subject to an annual inflationary adjustment.

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

     In conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 years and 28.5 years, respectively. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million for each of the three months ended March 31, 2002 and 2001 and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of income. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for those leases on a straight line basis. As of March 31, 2002 and December 31, 2001, the Company has paid approximately $107 million and $131 million, respectively, of actual operating

                MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS -- (CONTINUED)

lease payments in accordance with the lease agreements in excess of rental expense and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets.

     As of March 31, 2002, the total notional minimum lease payments for the remaining term of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $300 thousand for both three months ended March 31, 2002 and 2001. The aggregate minimum lease payments for the remaining life of these leases as of March 31, 2002 was approximately $5 million.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated unaudited condensed consolidated financial statements of the Company as of March 31, 2002 and for each of the three months ended March 31, 2002 and March 31, 2001 and the restated condensed consolidated balance sheet as of December 31, 2001 to correct certain errors the

Company identified in its previously issued financial statements. The errors relate to the accounting for derivative financial instruments designated as hedging instruments, which did not qualify for hedge accounting treatment, an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing in applying purchase accounting to the PEPCO acquisition, adjustments to record changes in fair value of certain commodity financial instruments in the proper period and adjustments to various accruals.

     The Company has restated its previously reported financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 by:

     - increasing its originally reported current assets by $27 million, increasing noncurrent assets by $124 million, increasing current liabilities by $52 million, increasing noncurrent liabilities by $29 million and increasing member's equity by $70 million as of March 31, 2002;

     - changing its previously reported results of operations for the three months ended March 31, 2002 from previously reported net income of $77 million to net income of $40 million, changing its previously reported results of operations for the three months ended March 31, 2001 from previously reported net income of $77 million to a net loss of $66 million;

     - increasing cash provided by operating activities by $3 million, increasing cash used in investing activities by $9 million and increasing cash provided from financing activities by $7 million for the three months ended March 31, 2002; and

     - increasing cash provided by operating activities by $47 million, increasing cash used in investing activities by $38 million and decreasing cash used in financing activities by $9 million for the three months ended March 31, 2001.

     The nature of the errors and the adjustments that the Company has made to its financial statements for the three months ended March 31, 2002 and 2001 is set forth in Note C of Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this report.

     In addition, the Company has reclassified the presentation of operations of the State Line generating facility as discontinued operations pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three months ended March 31, 2002, the Company recorded restructuring charges of $4 million for severance costs and costs related to suspending planned power plant developments, which amounts are included in other operating expenses -- affiliates and non-affiliates in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to the Company. Management cannot determine at the filing date the extent to which additional restructuring by Mirant will impact the Company.

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

     During the three months ended March 31, 2002, our most significant fixed price agreements were Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements") and our agreement with the DWR entered into on our behalf by Mirant Americas Energy Marketing, which represented approximately 33% and 16%, respectively, of our operating revenues during the three months ended March 31, 2002.

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

     The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized, and is recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, Mirant Mid-Atlantic received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million represents the favorable pricing variance over the remaining nine months of 2002.

     The revenues recognized under the ECSA were not adjusted for subsequent changes in market prices after Mirant Americas Energy Marketing entered into, or extended, its commitment under the ECSA. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the revenues that would have been recognized based on market prices by approximately $97 million for the three months ended March 31, 2002.

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

  DWR AGREEMENT

     On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. During the three months ended March 31, 2002, the prices realized under our power sales agreement with the DWR were based on the market prices at the time we entered into the agreement. These prices were approximately $150 per MWh. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. Under the RMR condition 2 contract, we will receive less revenue from our California properties in 2003.

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

     Cost of fuel, electricity and other products for our generating facilities is our largest expense representing approximately 63% of our operating expenses in the three months ended March 31, 2002. Most of our fuel cost results from transactions with an affiliate. Most of our operating subsidiaries have entered into fuel supply agreements with Mirant Americas Energy Marketing for the majority of our fuel needs, the cost of which is charged to our subsidiaries based upon actual costs incurred by them. Mirant Americas Energy Marketing also provides fuel and procures emissions credits necessary for the operation of our generating facilities through services and risk management agreements. We also have agreements with third parties for our fuel needs.

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

RESULTS OF OPERATIONS

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

THREE MONTHS ENDED MARCH 31, 2002 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   -----
Operating Revenues..........................................     $487           $ 75        $562
Operating Expenses:
  Cost of fuel, electricity and other products..............      281              2         283
  Depreciation and amortization.............................       --             28          28
  Generation facilities rent................................       --             24          24
  Maintenance...............................................       11             23          34
  Selling, general and administrative.......................       14             10          24
  Other operating...........................................       19             36          55
                                                                                            ----
Operating income............................................                                 114
Other income (expense), net.................................       10            (51)        (41)
Provision for income taxes..................................       --             35          35
                                                                                            ----
Income from continuing operations...........................                                $ 38
                                                                                            ====

THREE MONTHS ENDED MARCH 31, 2001 -- RESTATED

                                                              AFFILIATES   NON-AFFILIATES   TOTAL
                                                              ----------   --------------   ------
Operating Revenues..........................................    $1,096          $ 38        $1,134
Operating Expenses:
  Cost of fuel, electricity and other products..............       937            10           947
  Depreciation and amortization.............................        --            39            39
  Generation facilities rent................................        --            24            24
  Maintenance...............................................        13            19            32
  Selling, general and administrative.......................        14           108           122
  Other operating...........................................        20            29            49
                                                                                            ------
Operating loss..............................................                                   (79)
Other income (expense), net.................................         7           (41)          (34)
Provision for income taxes..................................        --           (41)          (41)
                                                                                            ------
Loss from continuing operations.............................                                $  (72)
                                                                                            ======

  FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Operating revenues. Our operating revenues for the three months ended March 31, 2002 were $562 million, a decrease of $572 million, or 50%, from the same period in 2001. The following factors were primarily responsible for the decrease in operating revenues.

     - Our revenues decreased primarily due to unusually high market prices for power in the three months ended March 31, 2001, as compared to decreased market prices for power and reduced power sales volumes (both generation and purchased power) particularly in the California market during the first three months of 2002. California accounted for 32% of our operating revenues in the three months ended March 31, 2002 compared to 63% for the same period in 2001, a decline of $532 million. Market prices in California declined by nearly 65% from an average price of approximately $189/MWh in the three months ended March 31, 2001 to an average price of approximately $67/MWh in the three months ended March 31, 2002. Power sales volumes declined by approximately 29% in the three months ended March 31, 2002 as compared to the same period in 2001 due to decreased demand for power in California. Our power sales agreement with the California DWR expired in December 2002. In 2003, the Company converted some of the units (approximately 1,700 of our 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. As a result, revenues will be lower than the previous DWR contract.

     - Revenues from our Mid-Atlantic operations were $192 million in the three months ended March 31, 2002 as compared to $280 million for the same period in 2001. This decrease of $88 million, or 31%, was primarily due to decreased prices for Mirant Mid-Atlantic's energy and reduced generation in the region. Also attributing to this decrease was Mirant Mid-Atlantic's termination of the use of certain short-term fixed price contracts with Mirant Americas Energy Marketing. As market prices declined in 2001, Mirant Mid-Atlantic began selling energy to Mirant Americas Energy Marketing through a long-term contract, the ECSA (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"), in August 2001.

     - These decreases were partially offset by operating revenues related to Mirant New England, LLC, which was contributed to us by our parent in January 2002. In addition, in the three months ended March 31, 2001, the Company recorded a $106 million provision related to receivables due from the PX, the CAISO and Pacific Gas and Electric. This provision was recorded as a reduction of operating revenues in the three months ended March 31, 2001.

     Operating expenses. Our operating expenses for the three months ended March 31, 2002 were $448 million, a decrease of $765 million, or 63%, from the same period in 2001. The following factors were primarily responsible for the decrease in operating expenses.

     - Cost of fuel, electricity and other products for the three months ended March 31, 2002 was $283 million, compared to $947 million for the same period in 2001. This decrease of $664 million, or 70%, was primarily attributable to decreased power sales volumes and lower prices for natural gas, particularly in California, during the first three months of 2002. As noted above, power sales volumes in this region declined by approximately 29%. Prices for natural gas, the primary fuel used for margin-setting the market price for electricity in this region, declined by 76%. In addition, at Mirant Mid-Atlantic, a reduction in the portion of generation from less efficient cycling units reduced fuel costs per megawatt hour in the three months ended March 31, 2002, as compared to the same period in 2001. The decrease in cost of fuel, electricity and other products was partially offset by the purchased power costs of Mirant New England, LLC, which was contributed to us by our parent in January 2002.

     - Depreciation and amortization expenses for the three months ended March 31, 2002 were $28 million, compared to $39 million for the same period in 2001. This decrease of $11 million was primarily a result of the elimination of goodwill amortization from the implementation of SFAS No.
       142. Goodwill and trading rights amortization for the three months ended March 31, 2001 was $11 million.

     - Selling, general and administrative expenses for the three months ended March 31, 2002 were $24 million, compared to $122 million for the same period in 2001. This decrease of $98 million was primarily due to provisions taken in the three months ended March 31, 2001 related to uncertainties in the California power markets. In the three months ended March 31, 2001, the Company recorded bad debt expense of $73 million related to the California receivables described in Note J of "Notes to the Unaudited Condensed Consolidated Financial Statements".

     - Other operating expenses for the three months ended March 31, 2002 were $55 million, compared to $49 million for the same period in 2001. This increase of $6 million resulted primarily from higher property taxes resulting from increases in the assessed property values of our generating facilities.

     Other Expense, net. Other expense, net for the three months ended March 31, 2002 was $41 million, an increase of $7 million from the same period in 2001. This increase was primarily due to interest expense on the senior notes, which were issued during the second and third quarters of 2001.

     Provision for income taxes. The provision for income taxes for the three months ended March 31, 2002 was $35 million, compared to a benefit from income taxes of $41 million for the same period in 2001. The change in the income tax provision is primarily due to the change in income from continuing operations. Furthermore, effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. The effect of this change of organization is that taxes are no longer paid directly by the Company, but rather, will accrue directly to our parent, Mirant Americas. At that time, we also changed the form of organization of one of our wholly owned subsidiaries from a corporation to a limited liability company. Our unaudited condensed consolidated financial statements will continue to reflect the accounting and reporting for income taxes for our subsidiaries that continue to retain their corporate form of organization for tax purposes.

  CHANGES IN FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     Results of operations reflect changes in fair value of commodity derivative financial instruments. These changes resulted in net unrealized losses on derivative financial instruments of $18 million in the three months ended March 31, 2002, as compared to net unrealized losses of $223 million in the same period in 2001. This decrease of $205 million is a result of changes in fair value of commodity derivative financial instruments. Net unrealized losses in the three months ended March 31, 2001 were due to increases in forward electricity prices for the period. As a result of this increase in electricity prices, the fair value of the commodity derivative financial instruments to sell electricity decreased, and this change in fair value was recognized in revenues. Partially offsetting these unrealized losses were unrealized gains on fuel related derivative financial instruments due to increases in fuel prices. While changes in fair value of commodity derivative financial instruments may cause earnings volatility in the short-term, these derivative financial instruments reduce exposure to market prices.

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

     Net cash provided by operating activities totaled $176 million for the three months ended March 31, 2002, as compared to $161 million for the same period in 2001. This increase of $15 million was due primarily to an increase in net income of $106 million and a change of $171 million in deferred income taxes. These were partially offset by a change of $205 million in derivative financial instruments and net increases in operating assets and decreases in operating liabilities of $49 million.

     Net cash used in investing activities totaled $197 million for the three months ended March 31, 2002, as compared to $143 million for the same period in 2001. This change was primarily due to a decrease in net repayments on advances to affiliates which totaled $0 in the three months ended March 31, 2002 compared to $57 million for the same period in 2001. Also contributing to this change were net increases in notes receivable from affiliates totaling $118 million in the three months ended March 31, 2002 compared to $109 million for the same period in 2001. This was partially offset by a reduction in capital expenditures of $19 million from $100 million in the three months ended March 31, 2001 to $81 million in the three months ended March 31, 2002.

     Net cash provided by financing activities totaled $9 million for the three months ended March 31, 2002, as compared to $7 million used in financing activities for the same period in 2001. This change was primarily due to net proceeds received from notes payable to affiliates in the three months ended March 31, 2002 of $96 million compared to $0 for the same period in 2001, capital contributions of $20 million in the three months ended March 31, 2002 compared to $5 million for the same period in 2001 and capital contributions received pursuant to the ECSA of $20 million in the three months ended March 31, 2002 compared to $0 for the same period in 2001. This increase was partially offset by an increase in dividends paid from $21 million in the three months ended March 31, 2001 to $134 million for the same period in 2002.

     Our liquidity could be impacted by changing prices resulting from abnormal weather, excess generating capacity or reduced demand for electricity.

  NOTES RECEIVABLE FROM AND NOTES PAYABLE TO AFFILIATES

     In December 2000, Mirant Potomac River, LLC ("Mirant Potomac River") and Mirant Peaker, LLC ("Mirant Peaker"), both wholly owned subsidiaries of Mirant, borrowed approximately $223 million from Mirant Mid-Atlantic to finance their acquisition of generation facilities from PEPCO (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"). The notes receivable are unsecured and are due on December 30, 2028 with 10% per annum interest payable semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Up to $8 million per year may be prepaid at the election of the borrower. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $6 million for each of the three months ended March 31, 2002 and 2001.

     During the three months ended March 31, 2002, the various operating subsidiaries of Mirant Americas Generation participated in separate cash management agreements with Mirant (see Note E of "Notes to the Unaudited Condensed Consolidated Financial Statements"), whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand. In addition, the subsidiaries borrowed funds from Mirant under the agreements. During the fourth quarter of 2002, these cash management agreements were terminated and all outstanding advances were repaid.

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

  MIRANT MID-ATLANTIC CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are required to make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is required to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the three months ended March 31, 2002 and 2001, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $14 million and $0, respectively. During the pendency of the Chapter 11 proceedings, we do not anticipate that Mirant Potomac River or Mirant Peaker will distribute dividends.

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

     As of both March 31, 2002 and December 31, 2001, the Company had noncurrent notes payable outstanding of $2.6 billion, including senior notes and bank credit facilities (also refer to Note I of "Notes to the Unaudited Condensed Consolidated Financial Statements"). In July 2002, the Company fully drew the commitments under its two revolving credit facilities. The net proceeds from additional borrowings of approximately $227 million were used to repay $131 million of notes payable to affiliates and for working capital and capital expenditures.

     In addition to other covenants and terms, each of our credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

  SUBSIDIARY GUARANTEES

     As the Company or its subsidiaries have entered into construction contracts, some of the contracts have required a guarantee by the Company to fulfill the obligation under the contract to pay the amount outstanding in the event that the subsidiary is unable to pay. As of March 31, 2002, these guarantees amounted to $15 million and expire upon completion of the subsidiaries' obligations under the contracts in 2003.

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

     Mirant has provided letters of credit on behalf of Mirant Americas Generation subsidiaries. Mirant has provided letters of credit for Mirant Americas Generation's debt related obligations and power sales obligations totaling $120 million and $11 million, respectively, as of March 31, 2002. None of these letters of credit were drawn on at March 31, 2002. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts. The letter of credit relating to the power sales obligations was terminated in January 2003 in conjunction with the sale of the Neenah generating facility. The remaining letters of credit expire in 2003. Unless the credit facilities are amended, Mirant will be unable to renew these letters of credit when they expire.

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

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     Derivative financial instruments used for economic hedging and commodity price risk management purposes that do not meet the hedge accounting criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), are recorded at fair value as an adjustment to operating revenue or cost of fuel, electricity and other products. The commodity related derivatives we use are primarily valued through quoted market prices and quantitative models. To the extent that quantitative models are used to value the derivative instruments, we are required to estimate future prices, price correlation, interest rates and market volatility. In addition, these estimates reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The amounts we report as operating revenue or cost of fuel, electricity and other products change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control. As of March 31, 2002, the net fair value of all of our derivative financial instruments, which are marked to market, was approximately $74 million.

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

     In connection with our annual impairment assessment performed as of October 31, 2002, we tested our reporting unit for impairment and recorded an impairment charge of $20 million in the fourth quarter of 2002. At March 31, 2002, $1.6 billion of goodwill was reported on our unaudited condensed consolidated balance sheet. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets and because of the impact that recognizing a larger impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis as follows:

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

     The VaR, using our assumed holding periods and a 95% confidence interval, was $12 million as of March 31, 2002. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $4 million at March 31, 2002. During the three months ended March 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval.

     The VaR data presented does not include the derivative financial instruments that were initially designated as cash flow hedges under SFAS No.
133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effect of these derivative financial instruments.

     The following is a summary (as of March 31, 2002) of the units, equivalent megawatt-hours average duration and estimated fair values, by commodity, of the derivative financial instruments that were previously designated as cash flow hedges.

                 NOMINAL UNITS LONG      EQUIVALENT MWH   AVERAGE DURATION   ESTIMATED FAIR
                      (SHORT)             LONG (SHORT)        (YEARS)            VALUE
                 -------------------     --------------   ----------------   --------------
                                                                             (IN MILLIONS)
Electricity....   (14) million MWh       (14) million           1.09              $96
Natural gas....     40 million mmbtu        4 million            .86               (3)
Crude oil......    0.6 million barrels    0.3 million            .45                1
Residual fuel..      9 million barrels      6 million           1.05               --

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at March 31, 2002) by tenor (in millions):

                                    2002   2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                                    ----   ----   ----   ----   ----   ----   ----------   -----
ENERGY COMMODITY INSTRUMENTS:
Electricity.......................  $50    $33     $ 5    $ 4    $ 4    $--       $--       $96
Natural gas.......................   (7)     1       1      1      1     --        --        (3)
Crude oil.........................    1     --      --     --     --     --        --         1
Residual fuel.....................   (3)     1       2     --     --     --        --        --
                                    ---    ---     ---    ---    ---    ---       ---       ---
     TOTAL........................  $41    $35     $ 8    $ 5    $ 5    $--       $--       $94
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

     To assess our exposure to changes in interest rates, we determine the amount of our variable rate debt that is not hedged by an interest rate swap then adjust this number for the amount of cash and short-term investments having an offsetting exposure. If we sustained a 100 basis point change in interest rates for all variable rate debt and cash, the change would affect net income by less than $1 million per year, based on floating rate balances outstanding at March 31, 2002.

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