Form 10-K
period 2004-12-31
MIRANT AMERICAS GENERATING LLC
filed 2005-07-28
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	51-0390520
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia	30338
(Address of Principal Executive Offices)	(Zip Code)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number, Including Area Code)	Web Page

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☐  Yes  ☒  No

All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no membership interests held by nonaffiliates.

We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

General Factors

•       legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•       failure of our assets to perform as expected;

•       our pursuit of potential business strategies, including the disposition or utilization of assets;

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter (“OTC”) and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset hedging activities as expected;

•       strikes, union activity or labor unrest;

•       weather and other natural phenomena;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us;

•       hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

•       price mitigation strategies employed by independent system operators that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our financial results as a result of our hedging activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us;

•       the inability of our operating subsidiaries to generate sufficient cash flow and our inability to access that cash flow to enable us to make debt service and other payments;

•       our substantial indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-K.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005 as amended on March 25, 2005 and any subsequent amendments thereto (the “Plan”);

•       the Mirant Debtors’ ability to satisfy the conditions precedent to the effectiveness of the proposed Plan, including their ability to secure the necessary financing;

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the Bankruptcy Court, the U.S. District Court for the Northern District of Texas, the U.S. Court of Appeals for the Fifth Circuit and other legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       possible decisions by the Mirant Debtors’ pre-petition creditors who may receive Mirant common stock upon emergence from bankruptcy and therefore may have the right to select Mirant’s board members and influence certain aspects of our business operations;

•       the possibility that certain of our subsidiaries may remain in bankruptcy after our emergence;

•       the effects of changes in our organizational structure in conjunction with our emergence from Chapter 11 protection, including changes resulting from our reorganization under a new parent entity formed in a jurisdiction outside the United States; and

•       the duration of our Chapter 11 proceedings.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, we urge that caution be exercised with respect to existing and future investments in these liabilities and/or securities.

We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

Other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Performance.”

PART I

Item 1.   Business

Overview

We are an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). We were incorporated in Delaware on May 12, 1999 and, effective November 1, 2001, we changed our form of organization from a corporation to a limited liability company. We own or lease approximately 11,000 megawatts (“MW”) of electric generation capacity in the United States. We operate 56 generating units at 19 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas. Our portfolio of generating facilities is diversified by geographic regions, fuel types, power markets and dispatch types.

We are a national independent power provider that produces and sells electricity. We sell most of the output from our generating facilities to an affiliate, Mirant Americas Energy Marketing, L.P. (“Mirant Americas Energy Marketing”), and receive as proceeds the amount received by Mirant Americas Energy Marketing from selling into the forward and spot markets. The remainder of our output is sold under contracts with third parties. Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by our generating units and emissions allowances which are utilized in connection with the business. We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. We execute these transactions with Mirant Americas Energy Marketing.

The annual, quarterly and current reports, and any amendments to those reports, that we file with or furnish to the SEC are available free of charge on Mirant’s website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained in this website is not incorporated into this Form 10-K.

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Americas Generation” refer to Mirant Americas Generation, LLC and its subsidiaries, unless the context requires otherwise.

Proceedings under Chapter 11 of the Bankruptcy Code

On July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), the Company and its subsidiaries were among the 74 wholly-owned Mirant subsidiaries in the United States that, along with Mirant (collectively, the “Original Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the Bankruptcy Code (together with the Original Debtors, the “Mirant Debtors”). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

We, along with the other Mirant Debtors, are operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, as well as other applicable laws and rules. In general, each of the Mirant Debtors, as a debtor-in-possession, is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Office of the United States Trustee has established a committee of unsecured creditors for Mirant and a committee of unsecured creditors for Mirant Americas Generation (collectively, the “Creditor Committees”). The Office of the United States Trustee also has established a committee of equity security holders of Mirant (the “Equity Committee” and, collectively with the Creditor Committees, the “Statutory Committees”). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the “Examiner”) in these cases to analyze certain potential causes of action and to act as a mediator with respect to certain disputes that may arise among the Mirant Debtors, the Statutory Committees and other parties in interest.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 proceedings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors of the Mirant Debtors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization currently being developed by the Mirant Debtors in the bankruptcy proceedings. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power.

Under the Bankruptcy Code, the Mirant Debtors have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. The Mirant Debtors are continuing to evaluate their executory contracts, including our operating leases, in order to determine which contracts will be assumed, assigned, recharacterized or rejected.

On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates. As of December 31, 2004, approximately 775 proofs of claim were filed against our Chapter 11 estates. Those claims total approximately $90 billion. Of this amount, approximately $87 billion represents claims to which the Mirant Debtors have objected or redundant claims, which are primarily similar claims filed against multiple Mirant Debtors. We have not fully analyzed the validity and enforceability of the remaining $3 billion of submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. In addition, there are approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount primarily related to our operating leases. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. There were no claims for which an allowed claim was probable and estimable and exceeded liabilities previously recorded as a liability subject to compromise on our consolidated balance sheet as of December 31, 2004.

In response to a motion filed under section 502(c) of the Bankruptcy Code (the “Estimation Motion”) by the Mirant Debtors, the Bankruptcy Court entered an order establishing procedures for estimating proofs of claim under section 502(c) of the Bankruptcy Code that are binding for all purposes, including voting on, feasibility of and distribution under a Chapter 11 plan for the Mirant Debtors. As a result, the Mirant Debtors filed approximately 60 material claim objections and three notices of intent to contest claims.

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

Under the proposed Plan, (1) the intermediate holding company subsidiaries of Mirant Americas Generation (excluding Mirant Mid-Atlantic and, absent a resolution of certain outstanding property tax disputes, Mirant New York) will be merged and consolidated to form Mirant North America, LLC (“Mirant North America”), a single intermediate holding company subsidiary of Mirant Americas Generation; (2) Mirant Mid-Atlantic will be merged into a subsidiary of Mirant North America and (3) in the event it is excluded from the Plan, the capital stock of Mirant New York will be contributed to Mirant North America. Mirant North America will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic.

The proposed Plan implements and is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate their debt structure as contemplated at emergence and (2) organizing the new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”) in a jurisdiction outside the United States;

•       the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

•       the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Mirant Americas Generation Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in the Mirant Americas Generation Debtors under the proposed Plan;

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for: (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of Mirant North America or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to 10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       allowed convenience claims (unsecured claims up to $25,000 in amount) shall receive a single cash payment equal to the claim amount;

•       the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion. In addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to the Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc (“Mirant Americas”) from Mirant North America), the Mirant Peaker, LLC (“Mirant Peaker”), Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Zeeland, LLC generating facilities and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as described in “Item 3. Legal Proceedings” contained elsewhere in this report;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the outstanding common stock in Mirant will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

The Mirant Americas Generation Creditor Committee, together with Wells Fargo Bank, National Association and the Ad Hoc Committee of Bondholders of Mirant Americas Generation, have objected to the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031 and filed a motion requesting an order determining that these long-term noteholders are impaired under the Plan and thus entitled to vote on the Plan. The Bankruptcy Court issued an opinion on May 24, 2005 denying their motion and finding that the treatment under the Plan of the long-term notes did not impair the holders thereof and, therefore, the holders of the Mirant Americas Generation long-term notes may not vote on the Plan. The Committees have sought leave from the United States District Court for the Northern District of Texas to appeal the Bankruptcy Court’s order, which is not a final order that is appealable as a matter of right.

At present, the proposed Plan has not been approved by any of the Statutory Committees. As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the

Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the 2005 business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for all purposes for confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Mirant Mid-Atlantic Leases

In conjunction with Mirant Mid-Atlantic’s acquisition of certain assets from Potomac Electric Power Company (“PEPCO”), Mirant Mid-Atlantic leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. Mirant Mid-Atlantic has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $103 million for the year ended December 31, 2004 and $96 million for each of the years ended December 31, 2003 and 2002 and are recorded as generation facilities rent expense in the accompanying consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for these leases on a straight-line basis. As of December 31, 2004 and 2003, Mirant Mid-Atlantic paid approximately $285 million and $260 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and reported these amounts as prepaid rent in the accompanying consolidated balance sheets. In addition to the regularly-scheduled rent payments, Mirant Mid-Atlantic paid an additional $11 million and $13 million as of December 31, 2004 and 2003, respectively, as required by the lease agreements. Of the $11 million payment made in 2004, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance.

As of December 31, 2004, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.5 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. Mirant Mid-Atlantic leases the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO.These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of Mirant Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and State Street Bank and

Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The operative documents relating to the leveraged lease contain certain covenants that restrict Mirant Mid-Atlantic and its “designated subsidiaries”- which term includes Mirant Chalk Point, LLC (“Mirant Chalk Point”), Mirant Peaker and Mirant Potomac River- including the following:

Restricted payments.   Mirant Mid-Atlantic cannot make any of the following restricted payments:

•       distributions in respect of equity interests in Mirant Mid-Atlantic (in cash, property, securities or obligations other than additional equity interests of the same type);

•       payments or distributions on account of payments of interest, set apart money for a sinking or analogous fund for, or purchase or redeem any portion of, any equity interest in Mirant Mid-Atlantic or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to its fair market or equity value); or

•       payments on or with respect to, the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of the restricted payment, each of the following conditions is satisfied:

•       Mirant Mid-Atlantic’s fixed charge coverage ratio for the most recently ended period of four full fiscal quarters equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       The projected fixed charge coverage ratio for Mirant Mid-Atlantic (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0, if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       Before and immediately after the making of the distribution, no significant lease default or event of default has occurred and is continuing.

In accordance with the terms of the leases, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations and Mirant Mid-Atlantic’s good faith projections of future revenue and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

Our ability to pay our obligations may be adversely affected in the event that Mirant Mid-Atlantic is unable to pay dividends to Mirant North America.

Additional indebtedness.   Neither Mirant Mid-Atlantic nor any of its subsidiaries (including any designated subsidiary) can incur or assume any indebtedness, except (1) Mirant Mid-Atlantic and any subsidiary (including any designated subsidiary) can incur:

•       any indebtedness, if, after incurring such indebtedness, no lease default or lease event of default has occurred and both S&P and Moody’s confirm the ratings of the pass through certificates prior to incurring the indebtedness. However, if either rating is below investment grade, the indebtedness cannot be incurred unless the fixed charge coverage ratio for the previous four quarters and the projected fixed charge coverage ratios for the following eight fiscal quarters are each at least 2.5 to 1.0;

•       any letters of credit, surety bonds or guarantees issued in the ordinary course of business;

•  any indebtedness secured by a pre-existing lien on any assets acquired by Mirant Mid-Atlantic or a designated subsidiary, so long as the indebtedness has recourse only to those assets;

•  any intercompany loans;

•  any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•  any indebtedness incurred by Mirant Mid-Atlantic and its subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million).

and (2) Mirant Mid-Atlantic and any subsidiary other than a designated subsidiary can incur:

•       any indebtedness incurred to refinance indebtedness secured by a pre-existing lien on acquired assets;

•       any indebtedness guaranteed by a parent of Mirant Mid-Atlantic that has a credit rating of BBB/Baa2 or higher;

•       any working capital indebtedness;

•       any interest rate hedging transactions entered into in the ordinary course of business; or

•       any subordinated indebtedness.

Merger and consolidation.   Neither Mirant Mid-Atlantic nor any of its designated subsidiaries can consolidate or merge with or into any other entity or sell or otherwise transfer all or substantially all of its properties or assets to any person or entity except, among other conditions, that the resulting entity or transferee of assets is organized under the laws of the United States or any state, assumes the obligations of Mirant Mid-Atlantic or the designated subsidiary obligations and has a credit rating of BBB-/Baa3 after the merger or transfer.

Sale of assets.   Mirant Mid-Atlantic cannot sell any of its assets other than certain limited permitted asset sales including sales of assets that do not exceed, in the aggregate, fifteen percent (15%) of the consolidated book value of Mirant Mid-Atlantic and its designated subsidiaries.

Liens.   Mirant Mid-Atlantic cannot, and cannot permit any designated subsidiary to, create, incur, assume or otherwise suffer to exist any liens on its interest under a facility lease, other than certain limited permitted encumbrances.

Assignment and sublease.   Without the consent of other parties to the operative documents, Mirant Mid-Atlantic cannot assign or sublease its interest under a facility lease unless certain requirements are met including the requirement that the assignee or its guarantor has a credit rating of at least BBB/Baa2.

Under the terms of the lease, Mirant Mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. Mirant Mid-Atlantic’s lease obligations are not obligations of its parent, Mirant Americas Generation, or, its indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged a guarantee and letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that Mirant Mid-Atlantic is unable to pay its lease payment obligations.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacteriaztion in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in Mirant Mid-Atlantic’s and the Company’s consolidated financial statements if and when the events occur.

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at December 31, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

See Note 12 to our consolidated financial statements for further discussion.

Competition

The power industry is one of the largest industries in the United States and has an influence on practically every aspect of the U.S. economy. Historically, the power generation industry in the United States was characterized by electric utility monopolies selling to franchised customer bases. In response to increasing customer demand for access to low-cost electricity and enhanced services, regulatory initiatives were adopted, primarily to increase wholesale and retail competition in the power industry. Following the resulting industry restructuring, merchant companies purchased plants from regulated utilities, built new capacity and began marketing to customers. At the same time, independent system operators (“ISOs”) and/or regional transmission organizations (“RTOs”) were created to administer the new markets while maintaining system reliability. In recent years, state and federal restructuring efforts have stalled, primarily in response to the California energy crisis and financial troubles of many merchant energy companies. In addition, ISOs have begun exerting more control over market prices. The result is a blend of competitive and regulatory constructs, often different by state, under which merchant generators must compete with each other and with regulated utilities.

The substantial increase in new generation capacity that followed the restructuring of the U.S. power markets, utility capital investments to extend lives of older units, and the inability to decommission plants for reliability reasons have created a prolonged oversupply situation. We do not expect our primary markets to reach target reserve margins until 2008 to 2010. The market oversupply situation, price controls during periods of high demand or local transmission constraint, and lack of appropriate compensation for locational capacity value currently limit fixed cost recovery for merchant generators.

With the expansion of the Pennsylvania-New Jersey-Maryland Interconnection, LLC (“ PJM”) market and the ongoing development of Midwest Independent System Operators (“MISO”), the markets themselves continue to evolve. This evolution has changed not only the utilization of generation and transmission resources, but also the voting interests among market participants.

Recently, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While this trend is expected to continue, some regulated utilities are now seeking to construct clean coal units and renewable resources, often with subsidies or under legislative mandate. These utilities enjoy a lower cost of capital than most merchants and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

Market liquidity stabilized or improved in most regions in 2004, as compared to 2003, allowing us to economically hedge portions of our expected electricity production up to 24 months in advance, primarily through exchange-traded contracts.

Operating Regions

Mid-Atlantic Region

We and our subsidiaries, along with two of our affiliates, Mirant Potomac River and Mirant Peaker, own or lease four generation facilities comprising 5,256 MW of generation capacity in the Mid-Atlantic region: Chalk Point, Morgantown, Dickerson and Potomac River Station. Our Mid-Atlantic facilities were acquired from PEPCO in December 2000. Our largest facility in the region, the Chalk Point facility, has two coal fired baseload units, two oil and gas fired intermediate units and seven either oil fired or oil and gas fired peaking units, totaling 2,429 MW of capacity. The next largest facility, the Morgantown facility, consists of two coal and oil fired baseload units and six oil fired peaking units, totaling 1,492 MW of capacity. The Dickerson facility has three coal fired baseload units and three oil and gas fired peaking units, totaling 853 MW of capacity, and the Potomac River Station, a coal fired facility, has three baseload and two intermediate units, totaling 482 MW of capacity.

Power generated by our Mid-Atlantic facilities is sold into the PJM market. For a discussion of the PJM market, see Regulatory Environment—U.S. Public Utility Regulation below.

Northeast Region

We directly own or operate generating facilities in the Northeast region consisting of approximately 3,063 MW of capacity. The Northeast region is comprised of the New York and New England sub-regions.

Our New York facilities were acquired from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York, Inc. in June 1999. The New York generating facilities consist of the Bowline and Lovett facilities and various smaller generating facilities comprising a total of approximately 1,675 MW of capacity. The Bowline facility is a 1,133 MW dual fueled (natural gas and oil) facility comprised of two intermediate units. The Lovett facility consists of two baseload units capable of burning coal and gas comprising a total of 348 MW and a peaking unit capable of burning gas or oil comprising 63 MW. The smaller New York plant operations include two peaking units (the Hillburn gas turbine station and the Shoemaker gas turbine station), three hydroelectric stations (Mongaup 1-4, Swinging Bridge 1-2 and Rio 1-2) and an operational interest in the Grahamsville Hydroelectric Station comprising a total of 131 MW. An expansion at the Bowline facility, a 750 MW natural gas and distillate oil fired combined cycle unit, is currently suspended.

Our New England facilities, with a total capacity of 1,388 MW, were acquired from subsidiaries of Commonwealth Energy System and Eastern Utilities in December 1998. The New England generating facilities consist of the Canal station, the Kendall station, the Martha’s Vineyard diesels and the Wyman Unit 4 interest. The Canal and Kendall facilities, consisting of approximately 1,109 MW and 256 MW of generating capacity, respectively, are designed to operate during periods of intermediate and peak demand, and are located in close proximity to Boston. The Kendall facility has been repowered since its acquisition and is now a natural gas combined cycle facility capable of producing both steam and electricity. The Canal and Kendall facilities possess the ability to burn both natural gas and fuel oil. The Martha’s Vineyard diesels, with 14 MW of capacity, supply electricity on the island of Martha’s Vineyard during periods of high demand or in the event of a transmission interruption. The Wyman Unit 4 interest is an approximate 1.4% ownership interest (equivalent to 8.8 MW) in the 614 MW Wyman Unit 4 located on Cousin’s Island, Yarmouth, Maine. It is primarily owned and operated by the Florida Power and Light Group.

Generation is sold from our Northeast assets through a combination of bilateral contracts and spot market transactions, as well as structured transactions. Our New York plants participate in a market operated by the Independent System Operator of New York (“NYISO”). The capacity, energy and ancillary services from our New England generating units are sold into the New England Power Pool (“NEPOOL”) through our commercial operations. NEPOOL is administered by RTO New England (“RTO-NE”). For a discussion of the NYISO, NEPOOL, ISO-NE and RTO-NE, see Regulatory Environment—U.S. Public Utility Regulation below.

Market fundamentals in the NYISO do not permit us to operate the Lovett facility on an economic basis as a merchant generation facility because of upcoming required environmental capital expenditures and property taxes associated with the facility. Our current plan is to retire the Lovett facility, starting with Unit 5 in 2007 and Units 3 and 4 in 2008. Market fundamentals in NEPOOL do not permit us to operate the Kendall facility on an economic basis as a merchant facility. Our plan has been to shutdown, at least temporarily, the Kendall facility from January 2006 through December 2007, with the possibility of restarting operations as early as January 2008. However, RTO-NE has determined that a small part of the capacity of the Kendall facility is needed for reliability and has negotiated a Reliability-Must-Run (“RMR”) contract with respect to the Kendall facility with a term of approximately one year. We filed this contract with the Federal Energy Regulatory Commission (“FERC”) for RMR status under the existing tariff on October 7, 2004 and are currently waiting for FERC approval or acceptance of the agreement and the revenue requirements contained within it. We and the other parties in this proceeding are currently in settlement negotiations. We and NStar Electric & Gas Corp., the local contracting utility, have reached a preliminary agreement that, once finalized and accepted or approved by the FERC, will resolve virtually all of the issues raised in this proceeding.

West Region

Our West region facilities consist of a net equity interest in 2,885 MW of gas fired generating capacity in California and Texas.

The generating assets in California provide a total capacity of 2,347 MW and consist of the Pittsburg, Contra Costa and Potrero plants, which include facilities operating at intermediate, baseload and peak demand levels located in, or in close proximity to, San Francisco. The Pittsburg and Contra Costa plants consist of five intermediate natural gas fired steam generating units with approximately 1,985 MW of generating capacity located approximately ten miles apart along the Sacramento/San Joaquin River Delta. The Potrero plant has one baseload natural gas fired conventional steam generating unit and three peaking distillate fueled combustion turbines with a combined capacity of 362 MW.

The majority of our California assets are subject to RMR agreements with the California Independent System Operator (“CAISO”). These agreements are described further under Regulatory Environment—U.S. Public Utility Regulation below. Our California subsidiaries currently have the largest portfolio of units which operate under RMR contracts, reflecting the fact that the location of these units is key to the electric system reliability. Contra Costa Unit 6 is not a party to an RMR agreement, and thus functions solely as a merchant facility in the CAISO. We sell the output of Contra Costa Unit 6 to Mirant Americas Energy Marketing which then sells into the market through bilateral transactions with utilities and other merchant players.

In October 2004, the CAISO notified us that the RMR contract for Pittsburg Unit 7 would not be renewed for 2005. On January 3, 2005, we announced that we were seeking proposals for a one-, two- or three-year tolling arrangement for Pittsburg Unit 7 and Contra Costa Unit 6. On April 29, 2005, tolling arrangements with Pacific Gas and Electric were executed for Pittsburg 7 that will run from May 1, 2005—December 31, 2005 and for Contra Costa 6 that will run from May 1, 2005—August 31, 2005.

We operate one facility in Texas, the Bosque facility, which consists of a gas fired combustion turbine with a corresponding steam turbine (combined cycle unit) with a capacity of 230 MW that is available to serve baseload and intermediate demand. Additionally, Bosque Units 1 and 2 are gas fired peakers with a capacity of 154 MW each.

Our Bosque facility operates in the Electric Reliability Council of Texas (“ERCOT”) market. For a discussion of ERCOT, see Regulatory Environment—U.S. Public Utility Regulation below.

Regulatory Environment

U.S. Public Utility Regulation

The U.S. electricity industry is subject to comprehensive regulation at the federal, state and local levels. At the federal level, the FERC has exclusive jurisdiction under the Federal Power Act (the “Federal Power Act”) over sales of electricity at wholesale and the transmission of electricity in interstate commerce. We must comply with certain FERC reporting requirements and the FERC-approved market rules and are subject to the FERC oversight of mergers and acquisitions, the disposition of the FERC-jurisdictional facilities, and the issuance of securities, for which blanket authority has been granted. In addition, under the Natural Gas Act (“NGA”), the FERC has limited jurisdiction over certain sales for resale of natural gas, but does not regulate the prices received.

The FERC has authorized Mirant Americas Generation’s public utility subsidiaries to sell energy and capacity at wholesale market-based rates and has authorized some of the subsidiaries to sell certain ancillary services at wholesale market-based rates. The majority of the output of the generation facilities owned by Mirant Americas Generation’s public utility subsidiaries in the United States is sold pursuant to this authorization. The FERC may revoke or limit our market-based rate authority if it determines that we possess market power. The FERC requires that our subsidiaries with market-based rate authority, as well as those with blanket certificate authorization permitting market-based sales of natural gas, adhere to certain market behavior rules and codes of conduct, respectively. If any of our subsidiaries violates the market behavior rules or codes of conduct, the FERC may require a disgorgement of profits or revoke its market-based rate authority or blanket certificate authority. If the FERC were to revoke market-based rate authority, the Mirant Americas Generation subsidiary would have to file a cost-based rate schedule for all or some of its sales of electricity at wholesale. If the FERC revoked the blanket certificate authority of a Mirant Americas Generation subsidiary, it would no longer be able to make certain sales of natural gas.

In an effort to promote greater competition in wholesale electricity markets, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs or RTOs control the regional transmission systems, market participants have expanded access to transmission service. ISOs and RTOs also may operate real-time and day-ahead energy and ancillary services markets, which are governed by FERC-approved tariffs and market rules. Some RTOs and ISOs also operate capacity markets. Changes to the applicable tariffs and market rules may be requested by market participants, state regulatory agencies and the system operator, and such proposed changes, if approved by the FERC, could have a material impact on our operations and business plan. While participation by transmission-owning public utilities in ISOs and RTOs has been and is expected to continue to be voluntary, the majority of such public utilities in New England, New York, the Mid-Atlantic, the Midwest and California have joined the existing ISO/RTO for their respective region. All of our facilities outside of Texas operate in these ISO/RTO regions.

We are not subject to the Public Utility Holding Company Act of 1935, as amended (“PUHCA”), and do not anticipate becoming so unless we or one of our affiliates acquire the securities of a public-utility company or public utility facility that does not qualify as an exempt wholesale generator, a foreign utility company, or a qualifying small power production or cogeneration facility. Currently, our subsidiaries owning generation are exempt wholesale generators under PUHCA.

At the state and local levels, regulatory authorities have historically overseen the distribution and sale of retail electricity to the ultimate end user, as well as the siting, permitting and construction of generating and transmission facilities. Our existing generation may be subject to a variety of state and local regulations, including regulations regarding the environment, health and safety, maintenance, and expansion of generation facilities.

Mid-Atlantic Region—Our Mid-Atlantic assets sell power into the markets operated by PJM, which the FERC approved to operate as an ISO in 1997 and as an RTO in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, PJM calculates electricity prices using a locational marginal pricing model and dispatches electricity on a security constrained least cost basis. On January 24, 2005, the FERC issued an order changing PJM’s mitigation rules for frequently mitigated units (those mitigated in excess of 80% of annual running hours), as well as the retirement policy rules. The revised policy provides some opportunity for increased compensation for frequently mitigated units. Under the old rules, such units were restricted to bidding variable costs plus 10% when a transmission constraint caused the unit to be selected out of economic merit order. Under the new rules, the restriction is variable costs plus

$40/megawatt hour (“MWh”). Generally, units mitigated less than 80% of the time remain under the old “cost plus 10%” policy. PJM also proposed a revised generation retirement policy that sets forth a process by which PJM will address a request by a generation owner to deactivate a unit, determine whether established reliability criteria would be violated if the unit were deactivated, and provide compensation to the generation owner when a unit proposed for deactivation is required to continue operating for reliability. This proposal was also approved. Both changes are currently effective, although possibly subject to revision via requests for re-hearing. The PJM Board continues to evaluate a redesign of the PJM capacity market structure, called the Reliability Pricing Model (“RPM”). Following a FERC technical conference in June, 2005 the PJM Board is considering stakeholder comments and may approve filing a version of the RPM with the FERC by mid-August, 2005. If ultimately filed at the FERC in a form resembling stakeholder discussions to date, and ultimately approved by the FERC, this proposal also would provide some opportunity for an improved revenue stream for Mirant Americas Generation owned and leased capacity. However, the FERC’s response to these issues and the final impact, if any, on our facilities cannot be determined at this time.

PJM has greatly expanded its system over the last two years with the addition of the service areas of Allegheny Power, Commonwealth Edison, AEP, Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. In the fall of 2004, PJM completed its integration of AEP and DP&L into the PJM RTO. For purposes of determining deliverability to the unforced capacity market (“UCAP market”), AEP and DP&L were deemed to be capable of providing capacity to all areas of PJM. This effectively provided the same comparability of delivery for a generator in western Ohio to deliver capacity to the PEPCO zone where our assets are located. The deliverability standard and the additional capacity that the new entrants are now capable of providing to the UCAP market in PJM has severely depressed forward pricing for capacity. PJM has proposed a new RPM that will provide for recognition of locational deliverability zones. The model proposes a phase in to locational zones over a four-year period. In addition, PJM and the MISO have been directed by the FERC to establish a common and seamless market, an effort that is largely dependent upon MISO’s ability to first establish and operate its markets.

Northeast Region—Our New York plants participate in a market controlled by NYISO, which replaced the New York Power Pool (“NYPP”). NYISO provides statewide transmission service under a single tariff and interfaces with neighboring market control areas. To account for transmission congestion and losses, NYISO calculates energy prices using a locational marginal pricing model that is similar to that used in the PJM and ISO-NE. NYISO also administers a spot market for energy, as well as markets for installed capacity, operating reserves and regulation service. NYISO employs an Automated Mitigation Procedure (“AMP”) in its day-ahead market that automatically caps energy bids when certain established bid screens indicate a bidder may have market power. On January 14, 2005, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the FERC’s orders approving the AMP. The AMP provisions of the NYISO’s tariff remain in effect pending further proceedings. In addition, the NYISO’s locational capacity market rules use a “demand curve” mechanism to determine for every month the required amount of installed capacity as well as installed capacity prices for three locational zones: New York City, Long Island and the rest of New York. Our facilities operate outside of New York City and Long Island. The demand curve is derived for each of the three zones by setting the price of installed capacity for 118% of peak load (peak load plus an 18% reserve margin) at the assumed price for a new generating plant to serve peak demand (“new entrant”) and then sloping the “demand curve” for installed capacity downward to reflect additional amounts of capacity beyond the 118%. The FERC approved the new entrant price for use from the summer of 2003 to the spring of 2005, and required NYISO to file three proposed new entrant prices that would be applicable from the summer of 2005 through the spring of 2008. On January 7, 2005, NYISO filed revisions to its services tariff to define the demand curves for capability years 2005/2006, 2006/2007 and 2007/2008. A FERC order was issued in April, 2005 that essentially accepted the filing after making an upward adjustment in the rates.

Our New England plants participate in a market administered by RTO-NE, under contract to NEPOOL, which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. RTO-NE utilizes a locational-based marginal pricing model, with a price mitigation method similar to NYISO’s AMP. In 2004, the FERC approved a locational installed capacity market which is used by RTO-NE and is based on the “demand curve” concept also used by NYISO, to be implemented in January 2006. A hearing on the demand curve parameters was held in late February and early March and a FERC order on these proposals is expected in mid to late 2005.

West Region—Our West plants are located in the Western Interconnection and the ERCOT market in Texas. California accounts for roughly 40% of the energy consumption in the Western Interconnection. Approximately 75% of California’s demand is served from facilities in the CAISO control area, which includes our California facilities. The CAISO schedules transmission transactions, arranges for necessary ancillary services and administers a real-time balancing energy market. The CAISO has proposed changes to its market design to more closely mirror the eastern RTO markets. The market redesign has been delayed several times, with full implementation now expected in 2007 or 2008. The California Public Utility Commission (“CPUC”) has taken the lead role for establishing capacity requirements in California and has ordered California’s load-serving entities to meet specific load and reserve requirements beginning in the summer of 2006. The CAISO has not proposed a capacity market mechanism in its market redesign.

The majority of our assets in California are subject to RMR agreements with the CAISO. These agreements require certain of our facilities, under certain conditions and at the CAISO’s request, to operate at specified levels in order to support grid reliability. Under the RMR agreements, we recover through fixed charges either a portion (RMR Contract Condition 1) or all (RMR Contract Condition 2) of the annual fixed revenue requirement of the generation assets as approved by the FERC (the “Annual Requirement”). Our California generation assets operating under RMR Contract Condition 1 depend on revenue from sales of the output of the plants at market prices to recover the portion of the plant’s fixed costs not recovered in RMR payments. For these generation assets, only a percentage of the Annual Requirement, as approved by the FERC, can be recovered through RMR payments, whereas RMR Contract Condition 2 Units recover 100%. The contracts require yearly filings for FERC approval of the Annual Fixed Revenue Requirement for the following calendar year. Currently all of our California generation assets that are subject to the RMR agreements operate under contracts with Pacific Gas & Electric Company (“PG&E”) in effect through 2012 that allow it to dispatch and purchase the output of each unit designated annually as an RMR unit by the CAISO. Those units operate under RMR Contract Condition 1, but PG&E pays the Company’s subsidiaries that own those units the difference between the RMR Contract Condition 1 rates and the RMR Contract Condition 2 rates in effect for those units during 2004 reduced on an annual basis by $5 million. Under those contracts with PG&E, those rates will remain in effect through 2008.

The CAISO imposes a $250/MWh cap on prices for energy and capacity and has implemented an AMP similar to that used by NYISO. Owners of non-hydroelectric generation in California, including certain of our facilities, must offer power in the CAISO’s spot markets if the output is not scheduled for delivery within the hour. For the remaining units located outside of California, but within the Western Interconnection, there is no single entity responsible for a centralized bid-based market. Outside of California, the primary markets in the West today are bilateral and adhere to the reliability standards of the Western Electricity Coordinating Council (“WECC”). Although we are active participants in initiatives to establish new ISOs or RTOs in the West, we can neither predict when, nor if, such entities will emerge nor if market developments will have a positive or negative impact on future earnings from our Western assets.

Our Texas plants participate in a market administered by the ERCOT ISO, which manages a major portion of the state’s electric power grid. The ERCOT ISO oversees competitive wholesale and retail markets resulting from electricity restructuring in Texas and protects the overall reliability of the ERCOT grid. ERCOT ISO, the only ISO that manages both wholesale and retail market operations, is regulated by the Public Utility Commission of Texas (“PUCT”). The PUCT conducts market monitoring within ERCOT. Price mitigation measures in ERCOT include a $1,000 per MWh price cap and RMR-type contracts for congested areas. To improve congestion management, the PUCT recently established a rulemaking proceeding on wholesale market design issues that will focus on adding a congestion management mechanism based on locational pricing, similar to that used in PJM, and a day-ahead market. A revised market design is expected to be in place during 2005 but, as with other evolving market structures, we cannot provide assurance as to when the enhancements will be completed and implemented, or what the impact on earnings in the ERCOT market will be.

Environmental Regulation

Air Emissions Regulations:   Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with regulations and conditions established by their operating permits. Our most significant environmental requirements in the United States arise under the federal Clean Air Act (the “Clean Air Act”) and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in or near metropolitan areas, such as New York City, Boston, San Francisco and Washington, D.C., which are classified by the United States Environmental Protection Agency (the “EPA”) as not achieving certain federal ambient air quality standards. The regulatory classification of these areas subjects our operations in these areas to more stringent air regulation requirements, potentially including, in some cases, required emissions reductions. Also, states are required by Section 185 of the Clean Air Act to impose additional fees for air emissions from major sources in areas that are classified as severe non-attainment for ozone and that fail to meet the attainment deadline. For example, the Virginia and Maryland suburbs of Washington, D.C. are part of the Washington, D.C. non-attainment area and currently are classified as severe non-attainment for ozone, applying a one-hour ozone standard. The EPA has designated this area as moderate non-attainment applying a new eight-hour standard and has indicated that it may rescind the one-hour ozone standard in June 2005. If it does not rescind the one-hour standard and the November 2005 attainment deadline under the one hour standard is not met, Section 185 of the Clean Air Act would require Virginia and Maryland to begin imposing additional fees on major sources of ozone beginning in 2006. The formula for determining this fee has not been finally established, but is likely to be a significant cost for our Mid-Atlantic plants. On September 27, 2004, we entered into a conditional consent decree resolving an enforcement proceeding with the State of Virginia and the EPA. The consent decree was also entered into by the State of Maryland and the Department of Justice (the “DOJ”). The consent decree creates annual and ozone season caps on nitrogen oxide (“NOx”) emissions, provides for certain additional pollution controls, supplemental environmental projects to be done at the Potomac River Station and a $500,000 fine. Approvals of the consent decree by the United States District Court for the Eastern District of Virginia and the Bankruptcy Court are being sought.

In the future, we anticipate increased regulation of generation facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and several states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

For example, the EPA promulgated regulations (referred to as the “NOx SIP Call”), which establish emissions cap and trade programs for NOx emissions from electric generating units in most of the Eastern states. These programs were implemented beginning May 2003 in the Northeast and May 2004 in the rest of the region. Under these regulations, a plant receives an allocation of NOx emissions allowances. If a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emissions controls. Our plants in Maryland, New York and Massachusetts complied with similar state and regional NOx emissions cap and trade programs from 1999 to 2002, which have been superseded by the EPA NOx cap and trade program. Some of the plants in these states are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances may increase in future years and may result in plants reducing NOx emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

The EPA also has promulgated regulations that establish emissions cap and trade programs for sulfur dioxide (“SO2”) emissions (the “Acid Rain Program”) from electric generating units in the United States. This Acid Rain Program was implemented in two phases. Phase I began in 1995 and affected 263 units at 110 mostly coal-burning electric utility plants located in 21 Eastern and Midwestern states. Phase II, which began in 2000, tightened the annual emissions limits imposed on Phase I plants and also set restrictions on smaller, cleaner plants fired by coal, oil and gas encompassing over 2,000 units in all. The Acid Rain Program affects existing utility units serving generators with an output capacity of greater than 25 MW and all new utility units. The Acid Rain Program represents a dramatic departure from traditional command and control regulatory methods, which establish specific, inflexible emissions limitations with which all affected sources must comply. Instead, the Acid Rain Program introduces an allowance trading system that harnesses the incentives of the free market to reduce pollution. Under this system, affected utility units were allocated allowances based on their historic fuel consumption and a specific emissions rate. Each allowance permits a unit to emit one ton of SO2 during or after a specified year. Allowances may be bought, sold or banked. Anyone may acquire allowances and participate in the trading system. The Acid Rain Program set a permanent ceiling (or cap) of 8.95 million allowances for total annual allowance allocations to utilities. All of our facilities are in compliance with the requirements of the Acid Rain Program. Some of our plants have surplus allowances and some are required to purchase additional SO2 allowances to cover their emissions and maintain compliance. The costs of these allowances may increase in future years and may result in some of our plants reducing SO2 emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing SO2 allowances to operate the plant.

The Acid Rain Program also has a NOx emissions reduction program. This program only affects coal fired units and also was implemented in a two-phase approach in 1995 and 2000. This program is not a cap and trade program but identifies specific emissions rates and/or control technology requirements. We have installed the NOx control technology and/or are meeting applicable emissions rates. All of our coal units are in compliance with requirements of the Acid Rain Program’s NOx emissions reduction program. We foresee no additional expense to comply with this program.

The EPA promulgated the Clean Air Mercury Rule (“CAMR”) on March 15, 2005, which utilizes a market-based cap and trade approach under Section III of the Clean Air Act. It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. The EPA has stated that regulation of nickel emissions from oil fired plants is not appropriate and necessary at this time. The cost to comply with such requirements could be significant.

During the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards. It will also address regional haze visibility issues, which will result in new regulations that will likely require further emissions reductions from power plants, along with other emissions sources such as vehicles. To implement these air quality standards, the EPA promulgated the Clean Air Interstate Rule (“CAIR”) on March 10, 2005. The CAIR establishes in the eastern United States a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to power plants. These cap and trade programs will be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015.

The mercury regulations and the CAIR will increase compliance costs for our operations and would likely require emissions reductions from some of our power plants, which would necessitate significant expenditures on emissions controls or have other impacts on operations.

In addition to implementation of statutes already in existence, there are additional environmental requirements under strong consideration by the federal and various state legislatures. The Bush Administration has submitted Clean Air Act multi-emissions reform legislation to Congress, which would promulgate a new emissions cap and trade program for NOx, SO2 and mercury emissions from power plants. This legislation would require overall reductions in these pollutants from national power plant emissions of approximately 50-75% phased in during the 2008 - 2018 timeframe, which is similar to the types of overall reductions required under the EPA regulations discussed above. Other more stringent multi-emissions reform legislation also has been proposed in Congress by some lawmakers. There are many political challenges to the passage of multi-emissions reform legislation through Congress, and it is unclear whether any of this legislation ultimately will be enacted into law.

Various states where we do business also have other air quality laws and regulations with increasingly stringent limitations and requirements that may become applicable in future years to our plants and operations. We may incur additional compliance costs as a result of additional state requirements, which could include significant expenditures on emissions controls or have other impacts on operations.

For example, the Commonwealth of Massachusetts has finalized regulations to further reduce NOx and SO2 emissions from certain power plants and to regulate carbon dioxide (“CO2”) and mercury (“Hg”) emissions for the first time. Mercury emissions reductions will be required exclusively from coal fired facilities. These regulations, which become effective in the 2004-2008 timeframe, will apply to our oil fired Canal plant in the state, will increase our operating costs and will likely necessitate the installation of additional emissions control technology.

Another example is in the San Francisco Bay Area, where we own power plants. NOx emissions standards have become increasingly stringent on a specified schedule over a several year period, culminating in 2005. We will continue to apply our NOx implementation plan for these plants, which includes the installation of emissions controls as well as the gradual curtailment and phasing out of one or more of our higher NOx emitting units.

Additionally, in 2003, the State of New York finalized air regulations that significantly reduced allowances for NOx and SO2 emissions from power plants through a state emissions cap and allowance trading program, which will become effective during the 2004-2008 timeframe. This regulation will necessitate that we act on one, or a combination of the following options: install emissions controls at some of our units to reduce emissions, purchase additional state NOx and SO2 allowances under the regulatory program or reduce the number of hours that units operate. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emissions controls or have other impacts on operations.

These examples are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations that we expect to become applicable to our plants and operations in the coming years. We will continue to evaluate these requirements and attempt to develop compliance plans that enable us to appropriately manage the costs and impacts.

Other Environmental Regulations:   There are other environmental laws, in addition to air quality laws, that also affect our operations. We are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, in 2004, the EPA issued a new rule that imposes more stringent standards on the cooling water intakes for power plants. We expect to incur additional compliance costs to comply with this new rule. We do not expect these costs to be material.

Our facilities also are subject to several waste management laws and regulations. The Resource Conservation and Recycling Act sets forth comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from these facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change the current waste management practices at some facilities and incur additional costs for increased waste management requirements.

Additionally, the Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

Regional Greenhouse Gas Initiative:   Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Clean Water Act:   The Clean Water Act and renewal of National and State Pollution Discharge Elimination System will require additional investment at many of our facilities. In the next year we expect draft permits to be issued for our Canal and Bowline facilities that require additional capital investment and operational changes. The Kendall facility is in advanced stages of the permitting process and the United States Environmental Protection Agency is reviewing the response received from the draft permit issues in 2004. The effects of new Clean Water Act regulations and permit renewal process at other facilities is currently under review.

Maryland 4 Pollutant Legislation:   The Maryland State Legislature introduced a “multi-pollutant” bill during the 2005 session, which sought to reduce emissions of NOx, SO2, mercury (“Hg”) and CO2 from the seven coal fired generating stations in Maryland. The Morgantown plant, Chalk Point plant, and Dickerson plant were included in the list of affected facilities. The bill set forth strict plant-specific emissions limits with no opportunity to purchase or trade emissions allowances to comply. Ultimately, the bill did not reach the House floor for a full vote, however legislation of this kind gains increasing support each year it is introduced. If a multi-pollutant bill were to be passed into law in Maryland, actions required to comply could include material modifications to the plants located in the state.

Current Enforcement Issues:   In 1999, the EPA commenced enforcement actions in federal courts against seven major electric generating companies, alleging violations of the new source review regulations promulgated under the Clean Air Act (“NSR”). Since the initial action, the EPA has reached settlements with a number of additional electric generating companies and continues to pursue enforcement against others. In addition, some state attorneys general and environmental groups have launched private enforcement actions against power companies alleging the same types of violations.

The NSR regulations require power plants (and other major sources of pollutants) to obtain permits and install state-of-the-art pollution control technology when they undertake a “major modification” of the power plants. The NSR regulations are not triggered by the routine maintenance repair and replacement projects (“RMRR”) and projects that do not cause an emissions increase. Thus the central debate over whether a violation occurred centers on whether work the industry undertook should be considered

RMRR and whether the work caused emissions to increase so as to trigger the NSR requirements. Courts in different jurisdictions have reached very different conclusions about when the NSR requirements are triggered. Most recently, the U.S. Court of Appeals for the 4th Circuit issued a ruling upholding a lower court determination that was very favorable to the industry’s view of when NSR is triggered. District courts in other circuits have reached the opposite conclusion.

To date, no lawsuits or administrative actions alleging NSR violations have been brought by the EPA against us or our power plants. However, in 2001 the EPA requested information concerning some of our plants covering a time period that predates our ownership and leases.

In addition, there were two regulatory developments concerning NSR in 2003 that will affect the EPA’s application of NSR in the future and, potentially, the NSR enforcement actions. In a new NSR rule, the EPA promulgated an exemption from NSR for MRR work that does not exceed 20% of the replacement value of a unit, which is generally consistent with power plant MRR work practices. In the rulemaking, the EPA also announced a policy of interpreting NSR in a way that seems generally consistent with reasonable industry practices. The new rule is being challenged in federal court and has been stayed pending judicial review, and most recently, the EPA reconsidered the 20% replacement value portion of the rule but recently completed the reconsideration and retained the 20% replacement threshold in the rule. The U.S. Circuit Court for the District of Columbia Circuit must now rule on the reform rule.

We cannot provide assurance that lawsuits or other administrative actions against the power plants under NSR will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, we could be required to make substantial expenditures to bring the power plants into compliance, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Employees

As of December 31, 2004, we employed through contracts with Mirant Services, LLC (“Mirant Services”), a direct subsidiary of Mirant, approximately 1,240 people, of whom approximately 1,140 were employed at our power plants. Approximately 73% of the employees at our power plants were represented by the following unions:

•       Utility Worker’s Union of America, A.F.L.-C.I.O., Local #369 in Cambridge, Massachusetts. The current collective bargaining agreement expires on February 28, 2009.

•       Utility Worker’s Union of America, A.F.L.-C.I.O., Local #480 in Sandwich, Massachusetts. The current collective bargaining agreement expires on February 28, 2006.

•       Local Union 503, International Brotherhood of Electrical Workers (“I.B.E.W.”) in New York. The current collective bargaining agreement expires on June 1, 2008.

•       Local Union 1900, I.B.E.W. in Maryland and Virginia. The current collective bargaining agreement expires on June 10, 2010.

•       Local Union 1245, I.B.E.W. in California. The current collective bargaining agreement expires on October 31, 2005.

When we enter into and conduct labor negotiations, we engage in contingency planning to mitigate and reduce the risk of disruption, and ensure continuation of our generation activities to the maximum extent possible in the event of an adverse collective action by the union with whom we are negotiating.

Item 2.                        Properties

The following properties were owned or leased as of December 31, 2004:

Power Generation Business	Location	Plant Type	Primary Fuel	Mirant’s % Leasehold/ Ownership Interest	Total MW(1)	Net Equity Interest/ Lease in Total MW(1)
West Region:
Mirant California	California	Peaking/ Intermediate/ Baseload	Natural Gas	100	2,347	2,347
Mirant Texas	Texas	Peaking/ Baseload	Natural Gas	100	538	538
Subtotal					2,885	2,885
Northeast Region:
Mirant New England(2)	Massachusetts	Intermediate/ Peaking	Natural Gas/ Oil	100	1,993	1,388
Mirant New York	New York	Intermediate/ Peaking/ Baseload	Natural Gas/ Hydro/ Coal/Oil	100	1,675	1,675
Subtotal					3,668	3,063
Mid-Atlantic Region:
Mirant Mid-Atlantic	Maryland	Intermediate/ Peaking/ Baseload	Natural Gas/ Coal/Oil	100	4,252	4,252
Mirant Peaker and Mirant Potomac River(3)	Maryland/ Virginia	Intermediate/ Peaking/ Baseload	Natural Gas/ Coal/Oil	100	1,004	1,004
Subtotal					5,256	5,256
Total					11,809	11,204

(1)          MW amounts reflect net dependable capacity.

(2)          Total MW reflects a 1.4% ownership interest, or 8.8 MW, in the 614 MW Wyman plant.

(3)          Assets owned or leased by affiliates (a total of 1,004 MW) that are subject to capital contribution agreements between Mirant and us.

We also own an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

Item 3.                        Legal Proceedings

As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-

petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

California Litigation by Governmental Units and Certain Other Parties

General.   The high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001 prompted several governmental entities to investigate the western power markets, including activities by Mirant, Mirant Americas Energy Marketing and several of the Company’s wholly owned subsidiaries. These governmental entities include the FERC, the DOJ, CPUC, the California Senate, the California State Auditor, California’s Electricity Oversight Board (the “EOB”), the General Accounting Office of the United States Congress, the San Joaquin District Attorney and the Attorney General’s offices of the States of Washington, Oregon and California. These investigations, some of which are civil and some criminal, resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission and interrogatories directed to several Mirant entities.

General FERC Investigation.   On February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 and forward. On March 26, 2003, the FERC staff issued its final report regarding its investigation. Although the staff reaffirmed the FERC’s conclusion set forth in an order issued December 15, 2000 that significant supply shortfalls and a fatally flawed market design were the root causes of the problems that occurred in the California wholesale electricity market in 2000 and 2001, the staff also found that significant market manipulation had occurred in both the gas and electricity markets. The staff concluded that trading strategies of the type engaged in by Enron Corporation and its affiliates (“Enron”) as described in certain Enron memos released by the FERC in May 2002 violated provisions of the CAISO and the California Power Exchange Corporation (“Cal PX”) tariffs that prohibited gaming. It identified Mirant, without being specific as to the particular Mirant entities involved, as being one of a number of entities that had engaged in one or more of those practices. The FERC staff also found that bidding generation resources to the Cal PX and CAISO at prices unrelated to costs constituted economic withholding and violated the antigaming provisions of the CAISO and Cal PX tariffs. Mirant was one of the entities identified as engaging in that bidding practice, with the FERC staff again not being specific as to the Mirant entities involved.

On March 26, 2003, the FERC staff issued a separate report addressing allegations of physical withholding by Mirant and four other out of state owners of generation assets in California made by the CPUC in reports issued in September 2002 and January 2003. The CPUC asserted that on days in the fall of 2000 through the spring of 2001 during which the CAISO had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant and four other out of state owners of generation assets in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The CPUC reports identified the Mirant entity discussed in the reports as Mirant Americas Energy Marketing, although Mirant’s generating facilities in California are owned by subsidiaries of the Company. The FERC staff concluded that the CPUC’s contention that thirty-eight service interruptions could have been avoided had those five generators produced all of their available power was not supported by the evidence. The staff also indicated, however, that the FERC was continuing to investigate whether withholding by generators had occurred during 2000 and 2001.

As discussed below under California Settlement, on January 14, 2005, Mirant and certain of its subsidiaries, including the Company, entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the California Department of Water Resources (“DWR”), the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement was approved by the FERC on April 13, 2005 and became effective on April 15, 2005, resulting in the termination of the FERC’s investigation of potential withholding by generators (the “FERC Withholding Investigation”) as to Mirant and its subsidiaries, including the Company.

FERC Bidding Investigation.   On June 25, 2003, the FERC issued an order (the “Bidding Order”) initiating an investigation by its staff into bidding practices in the Cal PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than 50 parties, including Mirant Americas Energy Marketing. The entities subject to investigation under the Bidding Order were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the Cal PX and CAISO at prices unrelated to costs. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company’s California generation assets, the Company’s subsidiaries could have had to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing. As discussed below under California Settlement, on April 15, 2005 the California Settlement became effective, and it has resulted in the termination of the FERC Staff’s investigation of Mirant Americas Energy Marketing’s bidding practices that was initiated under the Bidding Order.

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron, as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under the proposed amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective.

As discussed below under California Settlement, on April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to the Trading Settlement Agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Mirant entities will now seek approval from the Bankruptcy Court.

California Receivables.   In 2001, SCE and PG&E suspended payments to the Cal PX and the CAISO for certain power purchases, including purchases from Mirant Americas Energy Marketing. Both the Cal PX and PG&E filed for bankruptcy protection in 2001. On April 15, 2005, the California Settlement became effective, and it resulted in Mirant Americas Energy Marketing assigning to the California Parties its outstanding receivables for sales made in the Cal PX and CAISO markets from January 1, 2000 through June 20, 2001. Under intercompany agreements between the Company’s subsidiaries and Mirant Americas Energy Marketing, this assignment of receivables by Mirant Americas Energy Marketing may result in the termination of Mirant Americas Energy Marketing’s liability on receivables held by those subsidiaries against Mirant Americas Energy Marketing related to the sales made by Mirant Americas Energy Marketing in the Cal PX and CAISO markets.

FERC Refund Proceedings.   As a result of the increase in electricity prices in 2000 and 2001, the California Parties have pursued litigation at the FERC, claiming that the prices charged by Mirant Americas Energy Marketing and other market participants in the California energy markets during certain periods in 2000 and 2001 were excessive. On July 25, 2001 the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made to the CAISO or the Cal PX from October 2, 2000 through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. Mirant believes that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing. Agreements that were in effect at the time of the transactions at issue between Mirant Americas Energy Marketing and the Company’s subsidiaries that own generating facilities in California would shift some of the economic burden of such refunds or the benefit of such receivables from Mirant Americas Energy Marketing to those subsidiaries.

In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California Attorney General, the CPUC and the EOB filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing and subsidiaries of the Company, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. Mirant Americas Energy Marketing and other parties have filed a petition for rehearing with the Ninth Circuit.

As discussed below under California Settlement, the California Settlement became effective April 15, 2005. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s and therefore the Company’s potential liability in (1) the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001, and (3) any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that do not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that do not elect to opt into the settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under the intercompany agreements referred to above.

DWR Power Purchases Proceedings.   On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 (the “DWR Contract”). On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant Americas Energy Marketing and other sellers of electricity under long-term agreements with the DWR, alleging that the terms of these contracts were unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing. On November 10, 2003, the FERC denied motions for rehearing filed by the CPUC and the EOB. The CPUC and EOB appealed the FERC’s decision to the Ninth Circuit. As discussed below under California Settlement, the California Settlement became effective on April 15, 2005. Under that settlement the DWR and the other California Parties have released Mirant Americas Energy Marketing from any liability with respect to the DWR Contract and the CPUC and the EOB are to dismiss their appeal of the FERC’s decision dismissing their complaints.

Reliability Must Run Agreements Proceeding.   Certain of the generating facilities acquired by subsidiaries of the Company from PG&E are operated subject to reliability-must-run agreements (“RMR Agreements”), which those subsidiaries assumed from PG&E. These agreements allow the CAISO to require the Company’s subsidiaries, under certain conditions, to operate these facilities to support the California electric transmission system. The rates that the Company’s subsidiaries could charge the CAISO under those agreements, where they were also making sales into the market and were retaining the revenues from those sales, were the subject of an ongoing disputed rate proceeding before the FERC at the time of the acquisition of the plants from PG&E and were being collected subject to refund. Prior to 2005, for the plants that are subject to the RMR Agreements and from which the Company’s subsidiaries have exercised their rights to also make market sales, the Company’s subsidiaries collected from the CAISO an amount equal to 50% of the annual fixed revenue requirement (the “Annual Requirement”) of those plants. The amounts the Company’s subsidiaries collected from the CAISO were subject to refund pending final review and approval by the FERC. While the CAISO is the party to the RMR Agreements with the Company’s subsidiaries, the CAISO’s obligations under those agreements are funded by PG&E, and PG&E is the real party in interest with respect to any refunds owed by the Company’s subsidiaries for sales made previously under those agreements. In June 2000, the ALJ issued a decision finding that the amount the Company’s subsidiaries should be allowed to charge the CAISO for such plants was approximately 3 1/2% on average of the Annual Requirement. In July 2000, the Company’s subsidiaries sought review by the FERC of the ALJ decision.

As discussed below under California Settlement, the California Settlement became effective on April 15, 2005. Under that settlement, PG&E has released the Company’s subsidiaries that own generating facilities subject to the RMR Agreements from any potential refund liability under the RMR Agreements for the period through September 30, 2004 in return for the consideration provided to PG&E under the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims for refunds with respect to the RMR Agreements for the period through September 30, 2004 upon the California Settlement becoming effective. In its order issued April 13, 2005 approving the California Settlement, the FERC also dismissed as moot the pending proceeding regarding the rates that the Company’s subsidiaries could charge for plants subject to the RMR Agreements from which those subsidiaries were also making market sales. The Company’s subsidiaries on May 13, 2005 filed with the FERC a request for rehearing of the FERC’s dismissal of that proceeding for the purpose of having the FERC determine the rate that would apply for periods subsequent to September 30, 2004 where those subsidiaries are making sales into the market from units designated by the CAISO under the RMR Agreements as RMR units. On June 3, 2005, the FERC denied that request for rehearing, concluding that the terms of the California Settlement and power purchase agreements entered into between the Company’s subsidiaries and PG&E under the terms of that settlement caused no issues to remain as to what payments would effectively be made to the Company’s subsidiaries under the RMR Agreements during the period those power purchase agreements are in effect, which is potentially through 2012.

California Attorney General Litigation.   On March 11, 2002, the California Attorney General filed a civil suit against Mirant, Mirant Americas, Inc., Mirant Americas Energy Marketing and several Company subsidiaries (the “Mirant Defendants”). The lawsuit alleged that, between 1998 and 2001, the Mirant Defendants effectively double-sold capacity by selling both ancillary services and energy from the same generating units in violation of the CAISO tariff and the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. The Mirant Defendants removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court, on March 25, 2003, granted the Mirant Defendants’ motion seeking dismissal of this suit. The California Attorney General appealed that dismissal to the Ninth Circuit. On July 6, 2004, the Ninth Circuit affirmed the dismissal of the suit by the district court. On July 27, 2004, the California Attorney General filed a petition with the Ninth Circuit seeking rehearing of the July 6, 2004 decision, and the Ninth Circuit denied that request on October 29, 2004. On January 27, 2005, the California Attorney

General filed a petition for writ of certiorari with the United States Supreme Court seeking to appeal the Ninth Circuit’s decision. The Supreme Court denied that petition on April 18, 2005.

On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant Americas Energy Marketing and subsidiaries of the Company, alleging that market based sales of energy made by such generators to the CAISO and the Cal PX and in bilateral transactions with the DWR were in violation of the Federal Power Act, in part because such transactions were not filed appropriately with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found not to be just and reasonable along with interest on any such refunded amounts. The FERC dismissed the California Attorney General’s complaint and denied the California Attorney General’s request for rehearing. On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of the California Attorney General’s complaint and remanded the case back to the FERC for further proceedings. The Ninth Circuit found that while the FERC has the authority to allow market based rates, the alleged failure of certain entities selling electric energy at market-based rates, including the Mirant parties, to comply with reporting regulations established by the FERC for entities with authority to sell at market-based rates was more than a technical compliance issue as the FERC had found. Mirant Americas Energy Marketing and other parties have filed a petition with the Ninth Circuit seeking rehearing of the September 9, 2004 ruling. This ruling could result in the expansion of the Refund Period to include dates from January 1, 2000 through June 20, 2001, and could result in refunds being ordered for transactions outside the CAISO and Cal PX markets.

On April 9, 2002, the California Attorney General filed a second civil suit against the Mirant Defendants. That lawsuit alleges that the Mirant Defendants violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. The Mirant Defendants removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court, on March 25, 2003, granted the Mirant Defendant’s motion seeking dismissal of this suit. On October 12, 2004, the Ninth Circuit affirmed the district court’s dismissal of the suit.

On April 15, 2002, the California Attorney General filed a third civil lawsuit against the Mirant Defendants in the United States District Court for the Northern District of California. The lawsuit alleges that the acquisition and possession of the Potrero and Delta power plants by subsidiaries of the Company has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act, as amended (the “Clayton Act”) and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. On March 25, 2003, the court dismissed the California Attorney General’s state law claims and his claim for damages under the Clayton Act, but did not dismiss the California Attorney General’s claims for divestiture. On December 3, 2003, the district court stayed the suit during the pendency of the Company’s bankruptcy proceedings. The California Attorney General appealed that ruling to the Ninth Circuit, and on February 10, 2005, the Ninth Circuit vacated the stay and remanded the proceeding to the district court.

On August 18, 2004, the California Attorney General filed a fourth civil suit in the Superior Court of California, San Francisco County, against the Mirant Defendants. The suit asserts claims under the California Unfair Competition Act and the California Commodity Law of 1990. The California Attorney General alleges that beginning in 1999 and continuing through 2001, the Mirant Defendants engaged in manipulative and fraudulent schemes in the California wholesale electricity markets, including allegedly obtaining congestion relief payments for actions that did not relieve any congestion, receiving payment for excessive generation through the submission of false schedules, circumventing price caps by falsely representing the source of energy, receiving payment for ancillary services they did not and could not provide, and falsely reporting generating units as unavailable to produce electricity when they were available. The suit seeks damages, restitution, disgorgement of profits, civil penalties and injunctive relief. The Mirant Defendants removed the suit to the United States District Court for the Northern District of California and filed a motion seeking dismissal of the claims asserted on the grounds that they are barred by the doctrine of preemption and the filed rate doctrine.

The California Settlement became effective on April 15, 2005. In accordance with that settlement, the California Attorney General has dismissed with prejudice the civil suits filed against the Mirant Defendants that had not been previously dismissed by final orders. The California Attorney General has also released all claims against Mirant entities asserted in the complaint filed with the FERC on March 20, 2002.

California-Related Claims in the Bankruptcy Proceedings.   Various entities have filed proofs of claim in bankruptcy proceedings in undetermined amounts against Mirant, Mirant Americas Energy Marketing, the Company and other Mirant subsidiaries, including subsidiaries of the Company, on account of the various proceedings described above. Those entities include the California Attorney General, the DWR, the CPUC, PG&E, SCE, San Diego Gas & Electric Company, the Cal PX and the CAISO. In addition, the FERC has filed proofs of claim concerning the FERC Refund Proceedings, the proceedings related to the RMR Agreements and the proceedings and investigations described above in General FERC Investigation, FERC Bidding Investigation and FERC Show Cause Proceeding Related to Trading Practices. Some of these claims also assert a right to set off the amount of any refunds owed by Mirant Americas Energy Marketing to the claimant against any amounts owed by such claimant to Mirant Americas Energy Marketing.

The California Settlement became effective on April 15, 2005, resulting in the withdrawal with prejudice of the claims filed in the Mirant Debtors’ bankruptcy proceedings by the California Attorney General (excluding certain claims filed on behalf of state agencies unrelated to the wholesale electricity or natural gas markets), the DWR, the CPUC, PG&E, SCE and San Diego Gas & Electric Company in return for the specific allowed claims and other consideration provided for in the California Settlement. Also, although the CAISO and the Cal PX were not parties to the California Settlement, under its terms the FERC’s order of April 13, 2005 approving the settlement constitutes its direction to the CAISO and Cal PX to conform their books and records to the terms of the California Settlement and to withdraw with prejudice all claims filed by them in the bankruptcy proceedings that seek to recover amounts or otherwise obtain relief on behalf of or for the benefit of any of the California Parties or any other market participants that opt into the settlement. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective. The order entered by the Bankruptcy Court on April 15, 2005 approving the California Settlement provides for the Mirant Debtors and the Cal PX to cooperate to establish a procedure by which the claims filed by the Cal PX that are not to be withdrawn as a result of the California Settlement will be assigned to the non-settling market participants who are the real parties in interest with respect to such claims.

California Settlement.   On January 14, 2005, Mirant and certain of its subsidiaries entered into the California Settlement with the California Parties and the Office of Market Oversight and Investigations of the FERC settling a variety of disputed matters. The Mirant entities that are parties to the California Settlement are Mirant, Mirant Americas, Mirant Americas Energy Marketing, Mirant Americas Energy Marketing Investments, Inc., the Company, Mirant California Investments, Inc., Mirant California, LLC, Mirant Delta, LLC, Mirant Potrero, LLC, Mirant Special Procurement, Inc., Mirant Services and Mirant Americas Development, Inc. (collectively, the “Mirant Settling Parties”). The “California Parties” are PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California. The effectiveness of the California Settlement was conditioned upon its approval by the CPUC, the Bankruptcy Court, the bankruptcy court having jurisdiction over PG&E’s bankruptcy proceedings initiated in 2001 and the FERC. The CPUC’s execution of the California

Settlement signified its approval. The PG&E bankruptcy court approved the California Settlement on March 24, 2005, the FERC approved it on April 13, 2005, and the Bankruptcy Court approved it by order entered April 15, 2005, causing the settlement to become effective April 15, 2005.

Under the California Settlement, (1) Mirant Americas Energy Marketing and the other Mirant Settling Parties have assigned to the California Parties all receivables owed to Mirant Americas Energy Marketing for transactions in the markets administered by the Cal PX or the CAISO for the period January 1, 2000 through June 20, 2001, which are currently estimated by the parties to the California Settlement to be approximately $283 million, and (2) the California Parties received an allowed, unsecured claim against Mirant Americas Energy Marketing in its Chapter 11 case for $175 million and the DWR received an additional allowed, unsecured claim against Mirant Americas Energy Marketing of $2.25 million. In return, the California Parties released all claims they may have against the Mirant Settling Parties related to sales of electricity or natural gas at wholesale in western markets in the period from January 1, 1998 through July 14, 2003, including all such claims filed by the California Parties in the Mirant Debtors’ Chapter 11 cases, in proceedings before the FERC, or in the four suits filed against Mirant, the Company and certain of its subsidiaries by the California Attorney General in March and April 2002 and August 2004. The Company estimates that, excluding duplicative claims, this settlement has compromised the bulk of the California energy market claims against Mirant Americas Energy Marketing at issue in the FERC Refund Proceedings. Also, the California Parties have assumed Mirant Americas Energy Marketing’s obligation to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, Mirant Americas Energy Marketing continues to be liable for any refunds that the FERC determines it to owe to (1) participants in the Cal PX or CAISO markets other than the California Parties (or other parties that have opted into the California Settlement) for periods outside the Refund Period or (2) parties with which Mirant Americas Energy Marketing engaged in bilateral electricity or natural gas transactions other than the California Parties (or other parties that have opted into the California Settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under intercompany agreements between those subsidiaries and Mirant Americas Energy Marketing.

Some of the consideration to be received by the California Parties under the California Settlement is available to other market participants that choose to opt into the California Settlement, and several have done so. Those market participants that have elected to opt into the California Settlement have, as a result, given releases of liability to the Mirant Settling Parties that are the same as those given by the California Parties. In addition to the claims filed by the California Parties seeking to recover refunds from Mirant Americas Energy Marketing and other Mirant entities for sales of electricity made by Mirant Americas Energy Marketing into the CAISO and Cal PX markets in 2000 and 2001, the CAISO and the Cal PX have filed claims against Mirant Americas Energy Marketing and other Mirant Settling Parties seeking to recover refunds on behalf of participants in the markets for which they were responsible. While the CAISO and the Cal PX are not parties to the California Settlement, the FERC’s approval of the California Settlement constitutes its direction to the CAISO and the Cal PX to conform their books and records to the terms of the settlement and to withdraw with prejudice all claims filed by them in the Chapter 11 cases that seek to recover amounts or otherwise obtain relief on behalf of, or for the benefit of, any of the California Parties or any other market participants that opt into the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective. The California Parties also released the Mirant Settling Parties from any liability or refund claims related to the DWR Contract, including claims asserted in the complaints filed by CPUC and EOB with the FERC in February 2002. The FERC’s approval of the California Settlement, under its terms, also had the effect of terminating any pending investigations by the FERC of the conduct of the Mirant Settling Parties in the western energy markets in 2000 and 2001.

The California Settlement also resolved all claims asserted by PG&E against the Company’s subsidiaries, Mirant Delta and Mirant Potrero, and the other Mirant Settling Parties in the Chapter 11 cases or in proceedings before the FERC that related to refunds potentially owed under the RMR Agreements between Mirant Delta and the CAISO and Mirant Potrero and the CAISO. Under the California Settlement, PG&E released Mirant Delta and Mirant Potrero from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004, and the claims filed by PG&E in the Chapter 11 cases seeking to recover refunds from Mirant Delta and Mirant Potrero for sales made under the RMR Agreements have been withdrawn with prejudice. Although the CAISO was not a party to the California Settlement, under the terms of the California Settlement the FERC’s approval of the settlement constitutes its direction to the CAISO to conform its books and records to the terms of the California Settlement and to withdraw with prejudice all claims filed by it in the Chapter 11 cases that seek to recover amounts related to sales made under the RMR Agreements in the period prior to September 30, 2004. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective.

In return for the releases it granted to the Mirant Settling Parties described in the previous paragraph, PG&E received allowed, unsecured claims against the Company’s subsidiary Mirant Delta that will receive a distribution of proceeds of $63 million, and either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration in the amount of $70 million (the “CC8 Alternative Consideration”).

To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim against Mirant Delta that will receive a distribution of $70 million. PG&E will liquidate any securities received as part of such distribution and place the net resulting amount plus any cash received into an escrow account. To the extent that the net amount resulting from the liquidation of the securities received by PG&E plus any cash received by it is less than the CC8 Alternative Consideration, the difference will be made up by PG&E withholding and paying into the escrow account amounts it owes to Mirant Delta over a three month period under the power purchase agreements described below or by payments from Mirant Delta or the Company. If the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, or if certain specified events occur prior to that date, such as the failure of the CPUC to approve PG&E’s acquisition of the CC8 Assets, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta.

PG&E also has entered into two power purchase agreements with Mirant Delta and Mirant Potrero that will allow PG&E to dispatch and purchase the power output of all units of the generating plants owned by those entities that have been designated by the CAISO as RMR units under the RMR Agreements. The first agreement is for 2005. The second agreement will be for 2006 through 2012.

Under the California Settlement, PG&E and Mirant Delta also are to negotiate by September 30, 2005 (extended by the parties from the original date of April 30, 2005) an agreement (the “Option Agreement”) under which PG&E would have separate options to purchase each of Mirant Delta’s existing Contra Costa generating plant and its existing Pittsburg generating plant, in both cases once no unit at the plant has operated for a certain period of years. The price at which each plant could be purchased pursuant to the option would be equal to the amount of certain capital costs not recovered by Mirant Delta under the terms of the RMR Agreement applicable to that plant at the time of the exercise of the option. If Mirant Delta and PG&E do not reach agreement on the Option Agreement by September 30, 2005, or if PG&E cannot obtain CPUC approval of the Option Agreement or its exercise of its rights thereunder,

Mirant Delta and the other Mirant Settling Parties will have no further obligations to PG&E with respect to the Option Agreement or the rights it was to provide to PG&E.

The California Settlement resulted in a non-cash gain to the Company of approximately $161 million, to be recorded in the second quarter of 2005.

Rate Payer Litigation

California Rate Payer Litigation.Various lawsuits were filed in 2000 through 2003 that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and several Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California.

Six such suits were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts. Three of these suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants’ conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant’s officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant itself as a defendant. A listing of these six cases is as follows:

Caption	Date Filed	Court of Original Filing
People of the State of California v. Dynegy, et al.	January 18, 2001	Superior Court of California— San Francisco County
Gordon v. Reliant Energy, Inc., et al.	November 27, 2000	Superior Court of California— San Diego County
Hendricks v. Dynegy Power Marketing, Inc., et al.	November 29, 2000	Superior Court of California— San Diego County
Sweetwater Authority, et al. v. Dynegy, Inc., et al.	January 16, 2001	Superior Court of California— San Diego County
Pier 23 Restaurant v. PG&E Energy Trading, et al.	January 24, 2001	Superior Court of California—San Francisco County
Bustamante, et al. v. Dynegy, Inc., et al.	May 2, 2001	Superior Court of California—Los Angeles County

These six suits (the “Six Coordinated Suits”) were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs’ motion seeking to have the six cases remanded to the California state court. The defendants that filed the crossclaims appealed that decision remanding the Six Coordinated Suits to the California state court to the Ninth Circuit. On December 8, 2004, the Ninth Circuit affirmed the district court’s remand decision. These actions are stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of those entities, but are proceeding with respect to the other defendants. On June 29, 2005 the plaintiffs filed to dismiss Mirant as a defendant.

Two plaintiffs in the Six Coordinated Suits, Oscar’s Photo Lab and Mary L. Davis (the “Claimants”), filed proofs of claim (the “Oscar Claims”) in the bankruptcy proceedings against Mirant, Mirant Americas Energy Marketing, the Company and subsidiaries of the Company on behalf of themselves and a purported class of all persons or entities in California who purchased electricity or natural gas for purposes other than resale or distribution at any time since January 1, 1999. Claimants alleged that various misconduct by Mirant and several of its subsidiaries caused inflated prices in the California wholesale power markets. Claimants listed the damage amount of their claims as “unliquidated.” On October 18, 2004, the Mirant Debtors filed an objection to the Oscar Claims. On November 5, 2004, the Mirant Debtors filed a motion requesting that the Bankruptcy Court strike the portions of the Oscar Claims that purported to have been filed on behalf of unnamed absent members of a purported class. On January 26, 2005, the Bankruptcy Court issued an order embodying a ruling made orally on December 1, 2004 granting this motion and disallowing the Oscar Claims with prejudice to the extent they sought to recover on account of any claims other than the claims of Oscar Photo Labs and Mary L. Davis in their individual capacities. The Claimants have filed a motion to amend their claims to add allegations of improper conduct by Mirant entities with respect to the reporting of information about natural gas transactions to trade publications that publish price indices, and the Mirant Debtors have also filed a motion to disallow the Oscar Claims. The Bankruptcy Court has not acted upon either motion. The Mirant Debtors have entered into a stipulation with the Claimants entitling each plaintiff to receive an allowed, general, pre-petition unsecured claim against Mirant Americas Energy Marketing in the amount of $1,000 without the Mirant Debtors’ admission of the validity of the Oscar Claims or any of the factual or legal assertions of these Claimants and with a full reservation of any rights, claims and defenses any of the Mirant Debtors may have against any person asserting the same or similar factual or legal assertions as those contained in the Oscar Claims. On March 9, 2005, the Bankruptcy Court approved the stipulation.

Eight additional rate payer lawsuits were filed between April 23, 2002 and October 18, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant, Mirant Americas Energy Marketing and several subsidiaries of the Company, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California during 1999 through 2002. Each of the complaints alleges violation of California’s Unfair Competition Act. One complaint also alleges violation of California’s antitrust statute. Each of the plaintiffs seeks class action status for their respective case. Some of these suits also allege that contracts between the DWR and certain marketers of electricity, including a nineteen month power sales agreement entered into by Mirant Americas Energy Marketing with the DWR in May 2001 that terminated in December 2002, contain terms that were unjust and unreasonable. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. The captions of each of these eight cases follow:

Caption	Date Filed	Court of Original Filing
T&E Pastorino Nursery, et al. V. Duke Energy Trading and Marketing, LLC, et al	April 23, 2002	Superior Court of California— San Mateo County
RDJ Farms, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al	May 10, 2002	Superior Court of California— San Joaquin County
Century Theatres, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al	May 14, 2002	Superior Court of California— San Francisco County
El Super Burrito, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al	May 15, 2002	Superior Court of California— San Mateo County
Leo’s Day and Night Pharmacy, et al. v. Duke Energy Trading and Marketing, LLC, et al	May 21, 2002	Superior Court of California—Alameda County
J&M Karsant Family Limited Partnership, et al. v. Duke Energy Trading and Marketing, LLC, et al	May 21, 2002	Superior Court of California—Alameda County
Bronco Don Holdings, LLP, et al. v. Duke Energy Trading and Marketing, LLC, et al	May 24, 2002	Superior Court of California— San Francisco County
Kurtz v. Duke Energy Trading et al	October 18, 2002	Superior Court of California— Los Angeles County

These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These eight cases were consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. On August 28, 2003, the district court granted the motions to dismiss filed by the defendants in the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo’s Day and Night Pharmacy, J&M Karsant and Bronco Don Holdings suits, finding that the plaintiffs’ claims were barred by the filed rate doctrine and federal preemption. The Ninth Circuit affirmed that dismissal on February 25, 2005. The plaintiff in the Kurtz suit voluntarily dismissed his case without prejudice on February 18, 2004.

On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the State of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California’s antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California’s Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in “Enron-style” trading and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages and attorney’s fees. The Snohomish suit was consolidated for purposes of pretrial proceedings with the other rate payer suits pending before the United States District Court for the Southern District of California. On January 6, 2003, the district court granted a motion to dismiss filed by the defendants. On September 10, 2004, the United States Court of Appeals for the Ninth Circuit upheld the dismissal of the suit by the district court. The court of appeals ruled that the plaintiff’s claims under California’s antitrust statute and Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, concluding that if prices in the California wholesale electricity markets were not just and reasonable or if the defendants sold electricity in violation of the applicable tariffs, the plaintiff’s only option was to seek a remedy before the FERC under the Federal Power Act. On June 27, 2005 the United States Supreme Court denied a petition for writ of certiorari filed by the plaintiff seeking to appeal the Ninth Circuit’s decision.

On November 20, 2002, a class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., was filed in the Superior Court for the County of Los Angeles against certain publishers of index prices for natural gas, gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. The plaintiff in the Bustamante suit alleged that the defendants violated California Penal Code sections 182 and 395 and California’s Unfair Competition Act by reporting false information about natural gas transactions to the defendants that published index prices for natural gas causing the prices paid by Californians for natural gas and for electricity to be artificially inflated. The suit sought, among other things, disgorgement of profits, restitution, and compensatory and punitive damages. On July 8, 2003, the Superior Court for the County of Los Angeles dismissed the suit, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court granted the plaintiffs leave to file an amended complaint, and on August 13, 2003, the plaintiff filed an amended complaint asserting claims under California’s Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The amended complaint alleged that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserted, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated. The suit was brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit sought, among other things, disgorgement of profits, restitution, treble damages and injunctive relief. In November 2003, the plaintiff dismissed the Mirant entities identified as defendants in the amended complaint filed in August 2003.

On December 15, 2003, the plaintiff in the Bustamante suit filed proofs of claim in the bankruptcy proceedings on behalf of a putative class (the “Bustamante Claims”) listing the total amount claimed as $500 million and attaching the original and first amended complaints. On October 18, 2004, the Debtors filed an objection to the Bustamante Claims. On November 19, 2004, the Debtors filed a motion requesting that the Bankruptcy Court strike the portions of the Bustamante Claims that purported to have been filed on behalf of unnamed absent members of a purported class. On January 26, 2005, the

Bankruptcy Court entered an order embodying a ruling made orally on December 1, 2004 granting the motion and striking the Bustamante Claims to the extent they sought to recover on account of any claims other than the claim of Bustamante, in his individual capacity. The Mirant Debtors have also filed a motion to disallow the remaining Bustamante Claims. The Mirant Debtors have entered into a stipulation with Bustamante entitling him to receive an allowed, general, pre-petition unsecured claim against Mirant Americas Energy Marketing in the amount of $1,000 without the Mirant Debtors’ admission of the validity of the Bustamante Claims or any of the factual or legal assertions made in the Bustamante Claims and with a full reservation of any rights, claims and defenses any of the Mirant Debtors may have against any person asserting the same or similar factual or legal assertions as those contained in the Bustamante Claims. That stipulation was approved by the Bankruptcy Court on July 11, 2005.

On April 28, 2003, a purported class action suit, Egger et al. v. Dynegy, Inc. et al., was filed in the Superior Court for the County of San Diego, California, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant and various subsidiaries of Mirant Americas Generation, on behalf of all persons who purchased electricity in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana from January 1, 1999. The plaintiffs allege that the defendants engaged in unlawful, unfair, and deceptive practices in the California and western wholesale electricity markets, including withholding energy from the market to create artificial shortages, creating artificial congestion over transmission lines, selling electricity bought in California to out of state affiliates to create artificial shortages and then selling the electricity back into the state at higher prices. The plaintiffs contend that the defendants conspired among themselves and with subsidiaries of Enron Corporation to withhold electricity from the Cal PX and CAISO markets and to manipulate the price of electricity sold at wholesale in the California and western markets. The defendants’ unlawful manipulation of the wholesale energy market, the plaintiffs allege, resulted in supply shortages and skyrocketing energy prices in the western United States, which in turn caused drastic rate increases for retail consumers. The plaintiffs assert claims under California’s antitrust statute and its Unfair Competition Act. The plaintiffs contend that the defendants’ alleged wrongful conduct has caused damages in excess of $1 billion and seek treble damages, injunctive relief, restitution, and an accounting of the wholesale energy transactions entered into by the defendants from 1998. The defendants removed the suit to the United States District Court for the Southern District of California. The plaintiffs filed an amended complaint in October 2003 that did not include any Mirant entities as defendants due to the stay of litigation resulting from the filing of the Mirant Chapter 11 proceedings, but identified them as “relevant actors.”

Five plaintiffs in the Egger suit (the “Proposed Representatives”) filed proofs of claim (the “Egger Claims”) in the bankruptcy proceedings purportedly on behalf of a class of “all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana who were purchasers of electrical energy during the period beginning January 1, 1999 to the present.” Claimants alleged that various misconduct by Mirant and several of its subsidiaries, including subsidiaries of the Company, caused inflated prices in wholesale power markets. Claimants listed the damage amount of their claims as “TBD/in excess of $100 million.” Claimants attached the first amended complaint to their proofs of claims. On October 18, 2004, the Mirant Debtors filed an objection to the Egger Claims. On November 10, 2004, the parties jointly presented to the Bankruptcy Court a scheduling order in which they agreed that the Egger Claims were sufficiently similar to the Oscar Claims so that the Bankruptcy Court’s ruling on the Mirant Debtor’s motion to strike the Oscar Claims would also be dispositive as to the Egger Claims. Thus, the Egger Claims were disallowed with prejudice to the extent they sought to recover on account of any claims other than those of the Proposed Representatives in their individual capacities. On January 19, 2005, the Bankruptcy Court approved a settlement agreement with the Proposed Representatives pursuant to which each of the Proposed Representatives will be entitled to receive an allowed, general unsecured claim against Mirant Americas Energy Marketing in the amount of $1,000 in full and final satisfaction of the Egger Claims.

Mirant Americas Generation Bondholder Suit

On June 10, 2003, certain holders of senior notes of the Company maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, the Company, certain past and present Mirant directors, and certain past and present Company managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and the Company’s managers. In addition, plaintiffs challenge certain dividends and distributions made by the Company prior to the Petition Date. Plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The Mirant Americas Generation Creditor Committee in 2003 filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of the Company, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. On June 15, 2005, the Mirant Americas Generation Creditor Committee again filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. On June 30, 2005, the Bankruptcy Court issued an oral ruling that if the Mirant Debtors had not by July 8, 2005 entered into agreements with the individual defendants in this action tolling the running of any statute of limitations, then the Mirant Americas Generation Creditor Committee would be authorized to file claims against those defendants on behalf of the estate of Mirant Americas Generation. The Mirant Debtors did obtain tolling agreements from each of the individual defendants.

On December 15, 2003, Lehman Commercial Paper Inc. (“Lehman”), as agent for various lenders under certain pre-petition credit agreements, filed a claim against the Company in the bankruptcy proceedings. On December 15, 2003, Wells Fargo Bank, N.A. (“Wells Fargo”) also filed claims in the bankruptcy proceedings as successor indenture trustee for bond indebtedness under a certain indenture against the Company. In addition to their original claims, on that same date, Lehman and Wells Fargo filed supplemental claims against the Company, Mirant and a number of other subsidiaries of Mirant (the “Supplemental Claims”) seeking recovery of principal, interest, fees, and costs under the Mirant Americas Generation loan documents and bond documents, respectively. In their Supplemental Claims, Lehman and Wells Fargo essentially seek to preserve for themselves the claims previously sought to be asserted by the Mirant Americas Generation Creditor Committee.

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against the Company and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against the Company and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn, (B) the withdrawal of the Supplemental Claims, to the extent that they are not property of the estates or derivative of a Mirant

Debtor (the “Withdrawn Claims”), will be without prejudice and the Bar Date shall be extended through the date of confirmation of a plan in the Mirant Debtors Chapter 11 proceedings, and (C) the withdrawal of the Supplemental Claims does not impair the ability of Lehman or Wells Fargo to raise those claims as issues in the plan confirmation process.

Mirant Americas Generation Securities Class Action

On June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants the Company and certain current and former officers and managers of the Company. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of the Company pursuant to or traceable to an exchange offer completed by the Company in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of the Company. The plaintiff alleges, among other things, that the Company’s restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys’ fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to the Company by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Company to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court’s order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed the Company as a defendant, without prejudice, and filed a proof of claim against the Company in the bankruptcy proceedings asserting the same claims set forth in the lawsuit.

The Company and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against the Company that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for the Company and an allowed, unsecured claim for $2 million against Mirant subordinated to the claims of its other unsecured creditors. Members of the plaintiff class will have the opportunity to opt out of the settlement, and if class members who choose to opt out own in the aggregate more than 1% of the Company’s bonds that are the subject of the suit, then the Mirant defendants have the option to withdraw from the settlement. The stipulation of settlement must also be approved by the district court to become effective. On June 27, 2005 the district court entered an order granting preliminary approval to the settlement, certifying a settlement class, and scheduling a hearing for final approval of the settlement for September 6, 2005.

Operating Leases

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in Mirant Mid-Atlantic’s and the Company’s consolidated financial statements if and when the events occur.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”) Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company’s subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company’s subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company’s subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

The Mirant Debtors appealed the district court’s orders to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit reversed the district court’s decision, holding that the Bankruptcy Code authorizes a district court (or bankruptcy court) to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit remanded the proceeding to the district court for further action on that motion. The Fifth Circuit indicated that on remand the district court could consider applying a more rigorous standard than the business judgment standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity.

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied the Mirant Debtor’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the APSA and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the

district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (1) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (2) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (3) an adversary proceeding seeking to compel the Mirant Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety.

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO by April 25, 2005 all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. The City of Alexandria and Mirant Potomac River have agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004 changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant.

New York Tax Proceedings

The Company’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC (“Mirant NY-Gen”) and, collectively with Mirant Bowline and Mirant Lovett, (the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003, for the Lovett generating facility in each of the years 2000 through 2003, and for the generating facilities owned by Mirant NY-Gen in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed.

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, and approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, and January 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

All of the tax certiorari proceedings related to the generating facilities owned by Mirant NY-Gen have been resolved on terms favorable to the New York Debtors, but the tax certiorari proceedings related to the Bowline and Lovett generating facilities remain unresolved.

Utility Choice and Cirro Group Claims

On February 18, 2005, two providers of electricity at retail in Texas, Utility Choice, L.P. and Cirro Group, Inc., filed a suit in the United States District Court for the Southern District of Texas, entitled Utility Choice, L.P., et al. v. TXU Corp., et al., against numerous owners of generating facilities and power marketers in Texas, including Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and two subsidiaries of the Company owning generating facilities in Texas. The plaintiffs allege that the defendants, including the Mirant defendants, acting individually and in collusion with each other, engaged in various types of unlawful manipulation of the short-term and bilateral wholesale power markets in the ERCOT region beginning in 2001 and continuing to the period immediately prior to the filing of the suit that caused the plaintiffs to pay significantly higher prices for power they purchased and to incur other significant costs. The types of conduct that the plaintiffs allege were engaged in by the defendants, including the Mirant defendants, include submitting false schedules and bids, “hockey stick” bidding, withholding generation resources from the market and bidding generation resources at artificially high prices, in each case with the intent to create artificially high market prices. The complaint asserts various causes of action, including without limitation claims under the federal and Texas antitrust acts and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, as well as state law claims for fraud, negligent misrepresentation, and promissory estoppel. The plaintiffs seek lost profits and other compensatory damages of an unspecified amount, treble damages, exemplary damages and attorneys’ fees.

On March 21, 2005, the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and the two subsidiaries of the Company based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. The Mirant Debtors are opposing that motion. On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The settlement agreement is subject to the approval of the Bankruptcy Court.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Mid-Atlantic’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia Department of Environmental Quality and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash”

from the plant (1) on ambient concentrations of SO2, nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time. Mirant Potomac River received the Virginia DEQ’s approval of the modeling protocol on June 20, 2005 and has 60 days from that date to complete the modeling analysis.

New York Opacity.   On October 20, 2004, the New York State Department of Environmental Affairs Region 3 Staff filed a complaint against Mirant Bowline, Mirant Lovett and Mirant New York with the New York State Department of Environmental Conservation (“NYSDEC”). The complaint alleges that the generating facilities owned by Mirant Bowline and Mirant Lovett violated Article 19 of New York’s Environmental Conservation Law and regulations promulgated pursuant to that law by violating opacity standards set for smoke emissions on more than 100 occasions between the second quarter of 2002 and the first quarter of 2004. The complaint seeks a cease and desist order and fines of $1.96 million against the Mirant defendants. On June 8, 2005, the NYSDEC entered an order agreed to by the Mirant defendants that set penalty amounts for future violations of opacity standards by Mirant Bowline and Mirant Lovett and required the Mirant defendants to pay a penalty of $44,100 for emissions violations occurring prior to January 1, 2005. The agreed to order does not become effective until it has been approved by the Bankruptcy Court.

Mirant NY-Gen Pipeline Leak.   In the fall of 2003, Mirant NY-Gen discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the NYSDEC and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup is greater than $3 million; however, due to the ongoing evaluation to determine the extent of the contamination, the exact cost of remediation is unknown at this time.

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, payment of all costs relating to the cleanup (including all costs incurred by the NYSDEC) and payment of a civil penalty in the amount of $100,000. The outcome of this proceeding cannot now be determined.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal

Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

Mirant Lovett CAMF.   On July 8, 2004, as supplemented on January 19, 2005, the NYSDEC issued a notice of violation to Mirant Lovett for alleged improper closure techniques used for the coal ash management facility located at the Lovett generating facility. On May 16, 2005 the NYSDEC Staff filed a complaint with the NYSDEC against Mirant Lovett and Mirant New York, Inc. (“Mirant New York”) based on the allegations of improper closure techniques. The complaint seeks a civil penalty of $100,000 and an order requiring Mirant Lovett to make certain equipment enhancements and to provide a letter of credit to cover estimated closure and post closure costs and to make certain informational filings. The outcome of this proceeding cannot now be determined.

New York Dissolved Oxygen.   On September 29, 2003, the NYSDEC issued a complaint to Mirant New York for alleged failure to comply with state regulatory standards for minimum dissolved oxygen in the Mongaup River at the Swinging Bridge, Mongaup Falls and Rio hydroelectric projects owned by Mirant NY-Gen. The complaint sought a civil penalty of $120,000 and an order requiring Mirant New York to upgrade the three hydroelectric projects to prevent further discharges that do not meet the standards for minimum dissolved oxygen. In its complaint the NYSDEC proposed that $100,000 of the $120,000 penalty it was seeking be suspended on the condition that Mirant New York complete corrective actions for each facility by a certain schedule it proposed. On June 1, 2004, Mirant New York filed an answer and motion to dismiss on grounds including that Mirant New York is not the owner of the hydroelectric projects. Mirant New York granted an extension of time to allow the NYSDEC to respond, and the NYSDEC has not yet responded.

Other Governmental Proceedings

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about the activities of Mirant and its subsidiaries, including the Company and its subsidiaries, for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney’s office, and it intends to continue to cooperate fully with the United States Attorney’s office in this investigation.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly-owned subsidiary of Mirant. Our membership interests are not publicly traded and all of our membership interests are held by our parent Mirant Americas, Inc. Since filing for protection under Chapter 11, we have not paid dividends. We have no equity compensation plans under which we issue our membership interests.

Item 6.                        Selected Financial Data

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto, which are included elsewhere in this Form 10-K. The selected financial data has been derived from our consolidated financial statements.

Selected Financial Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in millions)
Statement of Operations Data:
Operating revenues	$2,114	$2,015	$1,939	$4,489	$2,153
Net income (loss)	22	(2,989)	78	414	153
Balance Sheet Data (at end of period):
Total assets	4,030	3,903	6,996	7,065	6,262
Member’s equity	194	172	3,125	3,019	2,913

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Overview

We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the bankruptcy process. On January 19, 2005, the Mirant Debtors filed a Plan of Reorganization with the Bankruptcy Court, which was amended on March 25, 2005. For further discussion of our proposed Plan, see Item 1 contained elsewhere in this report.

In general, it is our current view that the U.S. electricity markets have excess generation capacity. Additionally, generation capacity is expected to exceed combined demand levels and reserve generation targets through 2008 to 2010 for most major markets. This market situation has the potential to result in continued narrow fuel to electricity conversion spreads. In this environment, customers typically transact over shorter durations and rely more heavily on spot markets to meet their energy needs, thus making it more difficult for us to sell our power for longer-term durations and at prices that provide a reasonable return, most notably on our gas fired units.

For our business, changing commodity prices can result in volatile financial results as our derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. Instead, these derivative instruments are reflected in our financial statements at fair value, resulting in volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of unrealized gains and losses recognized in previous periods that settled in the current reporting period.

Our gross margin increased $148 million in 2004 compared to 2003. This increase was driven primarily by the termination of the Energy and Capacity Sales Agreement (“ECSA”) with Mirant Americas Energy Marketing in May 2003, along with higher market prices for power, capacity and ancillary services received by our Mid-Atlantic assets, increased volumes of generation produced by our New England assets and reduced unrealized losses on derivative fuel contracts for future periods, partially offset by an increase in unrealized losses on derivative power contracts for future periods due to increased forward power prices. Our cash flows from operating activities increased $27 million in 2004 compared to 2003, which reflects a significant increase in working capital requirements primarily as a result of an increase in accounts receivable in 2004 as compared to a decrease in 2003.

We and our subsidiaries have entered into a number of service agreements with other Mirant subsidiaries for the procurement of fuel, labor and administrative services essential to operating our business. These agreements are primarily with Mirant, Mirant Americas Energy Marketing and Mirant Services. See Note 5 to our consolidated financial statements for a description of these agreements.

Bankruptcy Considerations

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance post-bankruptcy.

In addition, upon emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements as a result of revisions to our operating plans set forth in the Plan and, if required, the impact of revaluing our assets and liabilities by applying fresh start accounting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

As part of the bankruptcy process, claims are filed with the Bankruptcy Court related to amounts that claimants believe we owe them. These claims, except for claims by certain governmental agencies, were required to be filed with the Court by December 16, 2003. In the absence of a specific Bankruptcy Court order providing otherwise, all governmental agencies were required to file claims with the Bankruptcy Court by January 12, 2004. See “Critical Accounting Policies and Estimates” for additional information.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Years Ended December 31,
	2004	2003	Increase/ Decrease	2003	2002	Increase/ Decrease
Operating Revenues:
Affiliate	$ 1,795	$ 1,681	$ 114	$ 1,681	$ 1,706	$ (25)
Nonaffiliate	319	334	(15)	334	233	101
Total operating revenues	2114	2015	99	2015	1939	76
Cost of fuel, electricity and other products:
Affiliate	1094	1174	(80)	1174	890	284
Nonaffiliate	195	164	31	164	88	76
Total cost of fuel, electricity and other products	1289	1338	(49)	1338	978	360
Gross Margin	825	677	148	677	961	(284)
Operating Expenses:
Generation facilities rent	103	96	7	96	96	—
Depreciation and amortization	89	121	(32)	121	110	11
Operations and maintenance
Affiliate	260	194	66	194	190	4
Nonaffiliate	218	236	(18)	236	272	(36)
Loss (gain) on sales of assets, net	65	(3)	68	(3)	—	(3)
Impairment loss	—	2715	(2,715)	2,715	20	2,695
Total operating expenses	735	3359	(2,624)	3359	688	2,671
Operating Income (loss)	90	(2682)	2,772	(2,682)	273	(2,955)
Other income (expense), net:
Affiliate	(5)	20	(25)	20	41	(21)
Nonaffiliate	7	(193)	200	(193)	(194)	1
Reorganization items, net	89	25	64	25	—	25
(Benefit) provision for income taxes	(19)	113	(132)	113	56	57
Income from discontinued operations	—	7	(7)	7	14	(7)
Cumulative effect of change in accounting principle	—	(3)	3	(3)	—	(3)
Net income (loss)	$ 22	$ (2,989)	$ 3,011	$ (2,989)	$ 78	$ (3,067)

The following table summarizes gross margin by region for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Years Ended December 31,
	2004	2003	Increase/ (Decrease)	2003	2002	Increase/ (Decrease)
Northeast	$ 238	$ 143	$ 95	$ 143	$ 163	$ (20)
Mid-Atlantic	424	352	72	352	469	(117)
West	164	183	(19)	183	334	(151)
Other	(1)	(1)	—	(1)	(5)	4
Total	$ 825	$ 677	$ 148	$ 677	$ 961	$ (284)

The following table summarizes capacity factor (average percentage of full capacity used over a year) by region for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003	Increase/ (Decrease)
Northeast	33%	31%	2%
Mid-Atlantic	44%	45%	(1)%
West	19%	9%	10%

The following table summarizes power generation volumes by region for the years ended December 31, 2004 and 2003 (in gigawatt hours):

	Years Ended December 31,
	2004	2003	Increase/ (Decrease)
Northeast	8,797	8,492	305
Mid-Atlantic	16,461	16,884	(423)
West	4,880	4,062	818
Total	30,138	29,438	700

2004 versus 2003

Gross Margin.   Gross margin increased $148 million in 2004, primarily due to the following:

•       Northeast operations gross margin increased $95 million primarily due to the following:

•        An increase of $43 million related to net unrealized gains on derivative instruments of approximately $31 million in 2004 compared to $12 million in net unrealized losses in 2003;

•        An increase of $27 million due to certain events that occurred in the first half of 2003, such as certain forced outages and transmission line problems that did not recur in 2004; and

•        An increase of $22 million in our realized economic hedging margin due to the impact of 2003 short positions on power in a market where prices for power were rising.

•       Mid-Atlantic operations gross margin increased $72 million primarily due to the termination of the ECSA with Mirant Americas Energy Marketing in May 2003. Revenues received under the ECSA in 2003 were $94 million less than what would have been received from the Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) spot market. Excluding the impact of the ECSA, Mid-Atlantic gross margin would have been $22 million lower in 2004 than in 2003, primarily due to the following:

•        An increase of approximately $46 million driven by higher market prices for power;

•        An increase of $46 million related to an increase in prices for capacity and ancillary services;

•        A decrease of approximately $69 million related to net unrealized losses on derivative contracts for future periods. Of these contracts, $59 million related to power and $10 million related to oil and gas, and were entered into to economically hedge a portion of the energy and fuel price risk related to future Mid-Atlantic operations. The decrease in value of these energy and fuel derivative contracts is due to an increase in forward power prices and a decrease in forward fuel prices;

•        A decrease of $18 million related to higher emissions expense due mainly to higher prices for SO2 emissions allowances. In order for us to meet our current needs to operate our generation facilities we had to purchase additional emissions allowances. The average price of emissions allowances increased 140% from $180 per ton in 2003 to $431 per ton in 2004;

•        A decrease of $14 million related to a reduction in realized gains on economic fuel hedges; and

•        A decrease of $11 million related to the termination of contracts in 2004.

•       West operations gross margin decreased $19 million. In California, gross margin decreased by approximately $3 million primarily due to a decrease in gains on realized economic hedges of $22 million as a result of reduced economic hedging activity offset by $18 million of savings on gas reservation charges following a contract rejection. In Texas, gross margin decreased by $16 million primarily due to lower energy prices and a new tolling agreement that began in August 2004 with a third party that is at lower prices than what these units received under a prior agreement with Mirant Americas Energy Marketing.

Operating expenses.   Operating expenses decreased $2,624 million primarily due to the following:

•  A decrease of $1,625 million for goodwill impairment charges related to the impairment of goodwill in 2003. For further discussion, see “Critical Accounting Policies and Estimates” and Note 7 to our consolidated financial statements contained elsewhere in this report;

•       A decrease of $1,090 million for long-lived asset impairment losses due to an impairment recorded in 2003 for several of our assets. For further discussion, see “Critical Accounting Policies and Estimates” and Note 6 to our consolidated financial statements contained elsewhere in this report;

•  A decrease of $18 million in operations and maintenance—nonaffiliate primarily related to a reduction in the allowance related to receivables from Enron of $5 million and $8 million lower property taxes due to settlements related to certain California and New York generation assets;

•  A decrease of $32 million in depreciation and amortization expense primarily due to lower depreciation expense related to our property, plant and equipment after our $1,090 million impairment of long-lived assets in the fourth quarter of 2003;

•       An increase of $68 million in loss on sales of assets, net primarily relates to a loss on the sale of three natural gas combustion turbines at Bowline 3 in 2004;

•       An increase of $66 million in operations and maintenance—affiliate primarily due to a change in the Mirant corporate allocation methodology that was implemented January 1, 2004. See Note 5 to our consolidated financial statements contained elsewhere in this report for further discussion; and

•       An increase of $7 million in generation facilities rent related to the additional rent expense for our Morgantown and Dickerson baseload units as a result of the Bankruptcy Court’s granting the motion compelling us to pay incremental rent in 2004. See Note 12 contained elsewhere in this report for further discussion.

Other income (expense), net.   Other income (expense), net decreased $175 million primarily due to the Chapter 11 proceedings. The accrual of interest expense associated with pre-petition debt was suspended subsequent to the Petition Date, and no interest expense related to pre-petition debt was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $238 million and $110 million for the years ended December 31, 2004 and 2003, respectively. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through December 31, 2004 is approximately $348 million. This amount includes approximately $225 million of interest related to Mirant Americas Generation long dated bonds that would be reinstated under the proposed Plan.

2003 versus 2002

Gross Margin.   Gross margin decreased by $284 million primarily due to the following:

•       Northeast operations gross margin decreased $20 million primarily due to an unsuccessful economic hedging strategy related to a short position for power as power prices increased in 2003.

•  Mid-Atlantic operations gross margin decreased $117 million primarily due to the following:

•        A decrease of $79 million in revenues primarily due to the termination of the ECSA in May 2003. During 2002, revenues under the ECSA were $179 million higher than what would have been received from the PJM spot market. From January 1, 2003 to May 1, 2003 the revenue received under the agreement was $94 million less than what would have been received from the PJM spot market. For the remainder of 2003, we received market prices for power;

•        A decrease of $41 million related primarily to higher fuel prices of approximately $29 million and emissions allowances of $12 million; and

•        An increase of $6 million related to $38 million of realized margin on economic fuel hedges offset by $32 million in net unrealized losses on contracts for future periods.

•       Gross margin in our California operations decreased $151 million primarily related to reduced profitability due to the expiration of our power sales agreement with DWR in December 2002. In 2003, we converted the units that were contracted under the DWR agreement to RMR Contract Condition 2 of approximately 1,700 MW out of 2,000 MW. Revenues under the DWR agreement were based on the market prices at the time we entered into the agreement of approximately $150/MWh. Under the RMR Contract Condition 2 contracts, revenues are based on a fixed rate of return and the costs of operating the unit.

Operating expenses.   Operating expenses increased $2,671 million primarily due to the following:

•       An increase of $1,625 million for goodwill impairment charges related to the impairment of goodwill in 2003;

•  An increase of $1,070 million for long-lived asset impairment losses in 2003; and

•  A decrease of $36 million in operations and maintenance—nonaffiliate primarily due to cost reduction initiatives as part of our effort to downsize our organization. Operations and maintenance expense includes such costs as plant operations and maintenance, administrative expenses, such as consulting, accounting and legal fees, and property taxes.

Other income (expense), net.   Other income (expense), net decreased $20 million primarily due to the Chapter 11 proceedings. As a result of the bankruptcy proceedings, no intercompany interest income or expense was recorded on affiliate pre-petition balances subsequent to the Petition Date.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy we will no longer be subject to these restrictions.

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including us, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. Under the intercompany cash management program, the Bankruptcy Court imposed borrowing limits for intercompany loans among the respective subsidiary sub-groups. In December 2004, the Bankruptcy Court amended the intercompany cash management program to exclude from the intercompany borrowing limits amounts borrowed by Mirant Americas Energy Marketing from the non-Mirant Americas Energy Marketing sub-groups to fund cash collateral posted and cash prepayments made to third parties on account of transactions entered into by Mirant Americas Energy Marketing for the benefit of the members of the non-Mirant Americas Energy Marketing sub-groups. All intercompany transfers by such Mirant entities are recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group. Additionally, the Company and its subsidiaries are subject to maximum intercompany borrowing limits under the DIP Facility of $200 million at Mirant Mid-Atlantic and an additional $150 million for the remaining Mirant Americas Generation subsidiaries. Upon entering into the debtor-in-possession credit facility described below, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

On November 5, 2003, certain of the Mirant Debtors (the “DIP Borrowers”) entered into a two-year debtor-in-possession credit facility (the “DIP Facility”) providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then-existing “borrowing base.” The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. However, upon the occurrence of certain triggering events, including the sale of borrowing base assets or an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January and will decrease another $37 million following the consummation of the pending sale of certain Mirant assets. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or us, to remove us and our subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers, including the assets of our subsidiaries.

Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. The DIP borrowers,

including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of December 31, 2004.

After we emerge from bankruptcy, we expect to satisfy our liquidity and capital requirements with cash generated by operations and letters of credit and borrowings under a new revolving credit facility as contemplated by the Plan.

We are a holding company and as a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. In particular, a substantial portion of our cash provided by operating activities is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases as currently constituted contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under the leveraged leases, Mirant Mid-Atlantic is not permitted to make any dividends, distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. See Note 12 for a further description of the restricted payments test under the leveraged leases. In the event of a default under the leveraged leases or if the restricted payments test is not satisfied, the cash of Mirant Mid-Atlantic would not be available for distribution to us. During the bankruptcy, cash movements among the Mirant Debtors have been made pursuant to intercompany loans as described above and the Mirant Debtors have not made dividends, distributions or capital contributions. The projected fixed charge coverage ratios are based on projections that were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and were not audited, reviewed, or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. If Mirant Mid-Atlantic were to calculate the fixed charge coverage ratio under the leveraged leases as of June 30, 2005, we expect that it would meet the required 1.7 to 1.0 ratio for restricted payments, both on a historical and projected basis. However, the expected historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA”, as defined in the lease documentation, of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. The relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in Mirant Mid-Atlantic assuming the leases with the same or similar limitations on restricted payments, Mirant Mid-Atlantic intends to seek confirmation of its application of the calculation of the fixed charge coverage ratio.

The proposed Plan provides for the organization of Mirant North America as an intermediate holding company that would be our subsidiary and the parent of our indirect subsidiaries, including Mirant Mid-Atlantic. The proposed Plan provides for Mirant North America to incur certain indebtedness to be issued in connection with the Plan and to enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries other than Mirant Mid-Atlantic and its subsidiaries. We expect that any such revolving credit facility will include certain covenants typical in such credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, we expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant

Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America and on its ability to make distributions to us. The availability of the Mirant North America revolving credit facility, an important source of liquidity for our subsidiaries post-bankruptcy, and our ability to pay our obligations may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America.

See Note 12 to our consolidated financial statements for a summary of the covenants under the Mirant Mid-Atlantic lease financing documents and the expected covenants in the anticipated Mirant North America indebtedness.

Off-Balance Sheet Arrangements and Contractual Obligations

We are in the process of evaluating the Mirant Debtors’ executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. See “Item 1. Business—Overview—Proceedings under Chapter 11 of the Bankruptcy Code.” The table presented below does not include contracts that we have successfully rejected through the bankruptcy process.

As of December 31, 2004 our off-balance sheet arrangements and contractual obligations are as follows (in millions):

	Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2005	2006	2007	2008	2009	More than 5 years
Operating leases(1)	$2,483	$111	$108	$113	$122	$143	$1,886
Purchase commitments:
Fuel purchase and transportation commitments(2)	360	139	113	108	—	—	—
Long-term service agreements(3)	266	8	12	14	22	22	188
Coal purchases—affiliate(4)	463	224	135	104
Other(5)	52	52	—	—	—	—	—
Total excluding pre-petition debt.	3,624	$534	$368	$339	$144	$165	$2,074
Liabilities subject to compromise(6)	3,438
Total	$7,062

(1)          Operating leases are off-balance sheet arrangements and are discussed in Note 12 to our consolidated financial statements contained elsewhere in this report. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

(2)          Fuel purchase and transportation commitments are discussed in Note 12 to our consolidated financial statements contained elsewhere in this report. These amounts primarily relate to the minimum fuel purchase and transportation commitments at the Morgantown facility which became effective in July 2002, and the commitments at the Lovett facility.

(3)          Long-term service agreements are discussed in Note 12 to our consolidated financial statements and represent our total estimated commitments under long-term service agreements associated with turbines installed or in storage.

(4)          Coal purchases—affiliate are discussed in Note 12 to our consolidated financial statements contained elsewhere in this report. These amounts relate to our coal purchase commitments with Mirant Americas Energy Marketing.

(5)          Other purchase commitments represent open purchase orders less invoices received or accrued related to open purchase orders for general procurement and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities. The estimated walk away cost related to our construction activities is approximately $1 million as of December 31, 2004.

(6)          Liabilities subject to compromise represent liabilities incurred prior to the Petition Date. As discussed in Note 2 to our consolidated financial statements contained elsewhere in this report, the amounts of liabilities subject to compromise represent our estimate of known or potential pre-petition claims that we expect will be resolved in the bankruptcy process. Adjustments to liabilities subject to compromise may result from negotiations with the respective creditors, actions of the Bankruptcy Court, rejection of executory contracts and the determination as to the value of any such claim or the value of the respective obligor.

Cash Flows

Our cash flows related to revenues recognized from our affiliates and nonaffiliates, and the related capital contribution received pursuant to the ECSA, generally were received in the month following recognition in the income statement. Our cash payments related to services rendered by our affiliates and nonaffiliates generally are paid in the month following the month the services are recorded as an expense.

Operating Activities.   Net cash provided by operating activities was $131 million in 2004 as compared to $104 million in 2003. The $27 million increase is detailed as follows (in millions):

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Cash provided by (used in) operating activities excluding working capital and other assets and liabilities	$266	$(4)	$270
Cash (used in) provided by working capital and other assets and liabilities	(135)	108	(243)
Net cash provided by operating activities	$131	$104	$27

Net cash provided by operating activities, excluding the effects of working capital, was $266 million in 2004 compared to net cash used in operating activities of $4 million in 2003. Our gross margin increased $148 million, which included an increase of $18 million of unrealized losses on derivative instruments. The increase in cash related to the $166 million increase in realized gross margin is primarily due to the termination of the ECSA, higher market prices for power, capacity and ancillary services for our Mid-Atlantic assets, and an increase in generation volumes produced by our New England assets. Cash provided by operating activities also improved as a result of lower interest expense associated with the suspension of payments on our bonds due to the Chapter 11 proceedings.

In 2004, working capital changes, which are reflected as changes in operating assets and liabilities, required $135 million in cash compared to providing $108 million of cash in 2003. Decreases in cash from working capital changes were a result of the change in inventory of $74 million which was primarily due to increased prices on SO2 allowances and the change in customer accounts receivable and affiliate receivable of $399 million which was primarily due to intercompany cash management activity. This was offset by increases in cash primarily due to the changes in payables to affiliate and accounts payable and accrued liabilities of $93 million, accrued taxes of $79 million and prepaid rent of $45 million.

Investing activities:   Net cash used in investing activities totaled $41 million in 2004, as compared to $24 million in 2003. In 2004, the proceeds from the sale of the Bowline unit 3 turbines were $42 million offset by capital expenditures of $83 million. In 2003, the proceeds from the sale of our Neenah plant in Wisconsin were $109 million offset by $118 million of capital expenditures and a net increase in notes receivable from affiliate of $19 million.

Financing activities:   Net cash provided in financing activities had no activity in 2004, as compared to net cash used of $11 million in 2003. In 2003, we received $55 million in capital contributions pursuant to the ECSA prior to the termination of the ECSA in May 2003. In 2003 capital contributions received and dividends paid were $78 million and $150 million, respectively, prior to the suspension of such activities due to the bankruptcy proceedings in 2003. Additionally, we received $6 million net from the issuance of notes payable to affiliate in 2003.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. We believe that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

Potential Applicability of Fresh Start Accounting

We may be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition if fresh start accounting is required, our financial results after the application of fresh start accounting will be different than historical trends and those differences may be material.

See Note 2 to our consolidated financial statements for further information on our accounting while in bankruptcy.

Accounting for Price Risk Management Activities

See Note 8 to our consolidated financial statements for further information on financial instruments related to price risk management activities.

Our business uses derivatives and other energy contracts to economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities—affiliate in our consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

The fair value amounts contained within our consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

The fair value of price risk management assets—affiliate and price risk management liabilities—affiliate in our consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenues—affiliate and as cost of fuel, electricity and other products—affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not qualify for cash flow or fair value hedge accounting under Statement of Financial Accounting Standard (“SFAS”) 133, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

See Note 2 to our consolidated financial statements for further information on our bankruptcy proceedings and liabilities subject to compromise.

Our consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to December 31, 2004. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, and debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of December 31, 2004:

	Total Number of Claims	Total Claims Exposure
		(in millions)
Total claims filed	775	$89,933
Less:
Redundant claims	53	1,036
Claims with basis for objection	304	85,918
Total claims	418	2,979
Additional scheduled liabilities		6
Total claims exposure		$2,985

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $3 billion, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of December 31, 2004. The $1.2 billion of estimated liabilities is mainly related to our operating leases. Our estimates may be materially different than the amounts ultimately allowed in the Chapter 11 proceedings. The following is a summary of the procedures we performed to calculate the probable claim amount for each type of claim.

Contract Rejections:   We recorded an estimated damage claim amount for those contracts that we have successfully rejected through the Bankruptcy Court process. We calculated the estimated claim amount as the fair value of the rejected contract based on what we believe a willing third party would pay to us to step into the contract. For certain contracts, these estimates involve long-range commodity price assumptions that are difficult to predict.

Litigation:   We assessed our legal exposure through discussions with legal counsel and analysis of applicable case law and legal precedents. We recorded our best estimate of a loss, or the low end of our range if no estimate was better than another estimate within a range of estimates, when the loss was considered probable. For matters that are not probable and/or estimable, we have recorded no liability. Our estimates do not include amounts related to the PEPCO Back-to-Back Agreement. See Note 13 to our consolidated financial statements for further discussion.

Accounts Payable—Affiliate and Nonaffiliate:   For all invoiced claims for services performed but not reflected in our pre-petition accounts payable on our consolidated balance sheets, we recorded a liability subject to compromise equal to the claim amount. For claims related to services that we cannot verify were performed or claims related to alleged damages resulting from our bankruptcy proceedings, we have not recorded any liability.

Debt:   We compared estimated damage claim amounts for our debt and pre-petition accrued interest obligations to our records and accrued additional administrative and interest expenses for properly supported claims.

Other:   Other claims include claims filed across multiple categories such as taxes and employee claims. We recorded our best estimate of the probable allowed claim amount for these claims.

Income Taxes

See Note 11 to our consolidated financial statements for further information on income taxes.

At December 31, 2004, we had a valuation allowance of approximately $666 million primarily related to our U.S. net deferred tax assets. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will be deductible.

As of December 31, 2004, we have approximately $170 million of federal income tax operating loss carryforwards and $300 million of net operating loss carryforwards for state income tax purposes. These net operating loss carryforwards are available to offset future federal and state income taxes. The ultimate utilization of our net operating loss carryforwards will depend on several factors, such as the amount of our debt that is cancelled through the bankruptcy proceedings and the financial plan contained in the proposed Plan. If a portion of our debt is cancelled in bankruptcy, the amount of the cancelled debt will reduce tax attributes such as our NOLs and tax basis on fixed assets which, depending on our proposed Plan and certain tax elections, could partially or fully utilize the available NOLs. We intend to include an indication in a later amendment to our Disclosure Statement regarding whether NOLs will be available post-bankruptcy and the projected timeframe for utilizing the available NOLs.

We have negotiated, through Mirant, a settlement agreement with the Internal Revenue Service (“IRS”) for certain tax liabilities arising from their audit of our federal income tax returns for tax years when we were a subsidiary of Southern Company. This agreement resulted in an assessment of $14 million including interest. We have provided adequate tax provisions in prior years for the recognition of this liability.

Long-Lived Assets

See Note 6 to our consolidated financial statements for further information on long-lived assets.

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

Our evaluations for impairment require us to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

At December 31, 2003, our impairment analysis was prepared incorporating the most recent assumptions as to future operations and opportunities in connection with Mirant’s and the Company’s 2004 10-year business plans. The results of the analysis indicated a substantial decrease in nominal cash flows over Mirant’s 10 year planning horizon and, in certain cases, an impairment of certain of our long-lived asset and definite-lived intangible asset balances. As a result of this analysis we recorded an impairment charge of $1,090 million in 2003.

If actual results are not consistent with our assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Goodwill and Other Intangible Assets

See Note 7 to our consolidated financial statements for further information on goodwill and other intangible assets.

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test our business constitutes a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

The results of our 2003 analysis indicated that goodwill was impaired and we recorded an impairment charge of $1,625, representing the entire balance of goodwill. Our fair value was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available.

The critical assumptions used in our impairment analysis included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating expenditures and capital expenditure requirements; and estimates of our weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates, possibly resulting in an impairment charge having been required for a lesser amount.

Litigation

See “Item 3. Legal Proceedings” and Note 13 to our consolidated financial statements for further information related to our legal proceedings.

We are currently involved in certain legal proceedings. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Factors that Could Affect Future Performance

We are a holding company and may not have access to sufficient cash to meet our obligations.

We are a holding company and as a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our obligations.

Our subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise, to pay our obligations or to make any funds available to pay those obligations, whether by dividend, distribution, loan or other payment. In addition, our obligations will be effectively subordinated to the obligations or indebtedness of any of our subsidiaries.

A substantial portion of our cash provided by operating activities is generated by Mirant Mid-Atlantic. In the event it were subject to the leveraged leases as currently constituted after it emerged from bankruptcy, Mirant Mid-Atlantic would not be permitted to make any dividends, distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. If Mirant Mid-Atlantic were to calculate the fixed charge coverage ratio under the leveraged leases as of June 30, 2005, we expect that it would meet the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the expected historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. In the event of a default under the leveraged leases or if the restricted payments test is not satisfied, the cash of Mirant Mid-Atlantic would not be available for distribution.

Our revenues are unpredictable because our facilities operate without long-term power purchase agreements, and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We sell capacity, energy and ancillary services from our generating facilities into competitive power markets to Mirant Americas Energy Marketing under the Power and Fuel Agreement. The prices for wholesale electric energy and energy services are largely based on prevailing market forces, subject to regulatory caps and therefore, we are not guaranteed any return on our capital investments through mandated rates. The price at which we can sell our output may fluctuate on a day-to-day basis. However, there are rules such as price and bid caps that limit the absolute movement of prices, as would occur in a truly deregulated market. Our revenues and results of operations are likely to depend upon prevailing market prices, which are influenced by factors that are beyond our control, including:

•       the failure of market rules to develop mechanisms that provide for capacity compensation in markets where the mechanisms do not currently exist;

•       actions by regulators, ISOs and other bodies that could prevent capacity and energy prices from rising to the level sufficient for full recovery of long run marginal costs of new entrants when supply/demand equilibrium is reached;

•       prevailing market prices for fuel oil, coal, natural gas and emissions;

•       the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity less expensively than our generating facilities;

•       the extended operation of nuclear generating plants and other older power plants beyond their presently expected dates of decommissioning;

•       prevailing regulations that affect our markets and govern the ISOs that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets or the physical stability of the system;

•       weather conditions; and

•       changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

In addition, unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, the wholesale power markets are subject to significant price fluctuations over relatively short periods of time and can be unpredictable.

Changes in commodity prices may negatively impact our financial results by increasing the cost of producing power or lowering the price at which we are able to sell our power, and we may be unsuccessful at managing this risk.

Our generation business is subject to changes in power prices and fuel costs, which may impact our financial results and financial position by increasing the cost of producing power and decreasing the amounts we receive from the sale of power. In addition, actual power prices and fuel costs may differ from our expectations.

We engage in price risk management activities related to the sales of electricity and purchases of fuel and we receive income and incur losses from these activities. We may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal, natural gas and oil prices. We cannot provide assurance that these strategies will be successful in managing our price risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that risk management decisions may have on our businesses, operating results or financial position. Although management devotes a considerable amount of attention to these issues, their outcome is uncertain.

The accounting for our hedging activities may increase the volatility in our quarterly and annual financial results.

We engage in commodity-related marketing and price risk management activities in order to economically hedge our exposure to market risk with respect to (1) electricity sales from our generation assets, (2) fuel utilized by those assets and (3) emissions allowances. We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations, through the use of financial and physical derivative contracts. These derivatives are accounted for in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 139. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for hedge accounting treatment. Whether a derivative qualifies for hedge accounting depends upon its meeting specific criteria used to determine if hedge accounting is and will remain appropriate for the term of the derivative. Economic hedges will not necessarily qualify for hedge accounting treatment and currently we do not use hedge accounting. As a result, we are unable to predict the impact that our risk management decisions may have on our operating results or financial position.

Operation of our generating facilities involves risks that may have a material adverse impact on our cash flows and results of operations.

The operation of our generating facilities involves various operating risks, including:

•       the outputs and efficiency levels at which those generating facilities perform;

•       interruptions in fuel supplies;

•       disruptions in the deliveries of electricity;

•       breakdowns or equipment failures (whether due to age or otherwise) or processes;

•       violations of our permit requirements or revocations of permits;

•       shortages of equipment or spare parts;

•       labor disputes;

•       operator errors;

•       curtailment of operations due to transmission constraints;

•       restrictions on emissions;

•       implementation of unproven technologies in connection with environmental improvements; and

•       catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences.

A decrease or elimination of revenues generated by our facilities or an increase in the costs of operating such facilities could materially impact our cash flows and results of operations, including cash flows available to us to make payments on our debt or our other obligations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

Upon emergence from bankruptcy, we will be significantly leveraged and our total indebtedness will be approximately $3.05 million based on the amount of debt we expect to have outstanding upon emergence, approximately $1.35 million of which is structurally senior to any obligations incurred directly by us. This amount does not include any potential working capital draws under the $750 million to $1 billion senior secured revolving credit facility. In addition, the Mirant Mid-Atlantic leverage lease has a termination value of approximately $1.4 billion, which is structurally senior to our obligations with respect to the assets of Mirant Mid-Atlantic and its subsidiaries.

Our substantial degree of leverage could have important consequences for holders of our debt, including the following:

•       it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•       a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•       the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations;

•       it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•       we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We are exposed to the risk of fuel and fuel transportation cost increases and volatility and interruption in fuel supply because our facilities generally do not have long-term natural gas, coal and oil fuel supply agreements.

Many of our power generation facilities purchase their fuel requirements under short-term contracts or on the spot market, either under the Power and Fuel Agreement with Mirant Americas Energy Marketing or from third parties. Although we attempt to purchase fuel based on our known fuel requirements, we still face the risks of supply interruptions and fuel price volatility as fuel deliveries may not exactly match energy sales due in part to our need to prepurchase inventories for reliability and dispatch requirements. The price we can obtain for the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs. This may have a material adverse effect on our financial performance. The volatility of fuel prices could adversely affect our financial results and operations.

Our credit ratings impact our ability to access the capital markets for new borrowings on acceptable terms and our collateral requirements with counterparties. If we are not able to achieve our anticipated rating levels after emergence from Chapter 11 and maintain those levels, our financial condition may be materially adversely affected.

If we are not able to achieve our anticipated credit ratings after emergence from Chapter 11 or if our ratings are lowered significantly from these levels, our business could be materially adversely impacted. For example, significant downgrades could increase negative sentiment and reactions from our customers, regulators, investors, suppliers, lenders or other credit rating agencies, increase pressure on our liquidity and reduce our ability to raise capital on acceptable terms. These reactions could impair our ability to achieve our business plan.

We are exposed to credit risk from Mirant Americas Energy Marketing and third parties under contracts and in market transactions.

Our operations are exposed to the risk that counterparties that owe money as a result of market transactions will not perform their obligations. Our results may be materially adversely affected if any one customer fails to fulfill its contractual obligations and we are unable to find other customers to produce the same level of profitability. As a result of the failure of a major customer to meet its contractual obligations, we may be unable to repay obligations under our debt agreements.

Pursuant to services agreements with Mirant Americas Energy Marketing, the financial performance of our generating facilities is dependent on the continued performance by Mirant Americas Energy Marketing of its obligations under this agreement and, in particular, on its credit. If Mirant Americas Energy Marketing fails to meet its contractual obligations, we may be unable to meet our obligations.

Certain participants in the wholesale power markets are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments, which may give them a competitive advantage to us.

Certain participants in the wholesale markets, including many regulated utilities, enjoy a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could impact our ability to compete effectively and could have an adverse impact on the revenues generated by our facilities.

Our operations and activities are subject to extensive environmental regulation and permitting requirements and could be adversely affected by our future inability to comply with environmental laws and requirements or changes in environmental laws and requirements.

Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with conditions established by our operating permits. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emissions allowances. We may also be exposed to compliance risks from plants we have acquired. Although we have budgeted for significant expenditures to comply with these requirements, actual expenditures may be greater than budgeted amounts. If we were to fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by us subject to environmental regulation, we expect our environmental expenditures to be substantial in the future. Our business, operations and financial condition could be adversely affected by this trend.

In general, environmental laws, particularly with respect to air emissions, are becoming more stringent, which may require us to install expensive plant upgrades or restrict our operations to meet more stringent standards and in some instances could cause us to shut down operations at a plant. We cannot always predict the level of capital expenditures that will be required due to changing environmental and safety laws and regulations, deteriorating facility conditions and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our financial performance and condition.

We may not be able to obtain from time to time desired environmental regulatory approvals. Such approvals could be delayed or subject to onerous conditions. If there is a delay in obtaining any environmental regulatory approvals or if onerous conditions are imposed, the operation of our generating facilities or the sale of electricity to third parties could be prevented or become subject to additional costs.

Except for environmental liability relating to an oil release from the Piney Point oil pipeline which occurred in April 2000, and for which PEPCO has agreed to indemnify Mirant and its subsidiaries, including us, we are generally responsible for all on-site liabilities associated with the environmental condition of our generating facilities, regardless of when such liabilities arose and whether they are known or unknown.

Our business is subject to complex government energy laws and regulations. Changes in these laws by legislatures, or in their administration by state and federal regulatory agencies may affect the costs of operating our facilities or our ability to operate our facilities. Such cost impacts, in turn, may negatively impact our financial condition and results of operations.

Currently, our facilities are Exempt Wholesale Generators (“EWGs”) that sell electricity into the wholesale market. Generally, we are subject to regulation by the FERC regarding the terms and conditions of wholesale service and rates, as well as by state agencies regarding physical aspects of the generating facilities. The majority of our generation is sold at market prices under the market based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market based rate authority and require sales to be made based on cost of service rates. Such cases are typically settled rather than litigated to completion, adding additional uncertainty to the process. A loss of our market based rate authority could have a materially negative impact on our generation business.

Even where market based rate authority has been granted, the FERC frequently imposes various forms of price and operating restrictions where it determines that market power exists and that the public interest requires such market power to be mitigated. These restrictions are frequently administered via bidding and scheduling rules administered by ISOs and RTOs. In the fall of 2004, PJM completed its integration of AEP and DP&L into the PJM RTO, and AEP and DP&L were deemed to be capable of providing capacity to all areas of PJM. This has severely depressed forward pricing for capacity.

Certain of our assets are located in the ERCOT region. Such assets are not generally subject to regulation by the FERC, but are subject to similar types of regulation by agencies of the State of Texas. In addition to direct regulation by the FERC and ERCOT, most of our assets are subject to rules and terms of participation imposed and administered by various RTOs and ISOs. While these entities are themselves ultimately regulated by the FERC, they can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business.

To conduct our business, we must obtain licenses, permits and approvals for our plants. These licenses, permits and approvals can be in addition to any environmental permits required. No assurance can be provided that we will be able to obtain and comply with all necessary licenses, permits and approvals for these plants. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

Currently, the state of California is asserting jurisdiction over EWGs to impose operating and maintenance standards. Included in these standards are certain provisions that would restrict our ability to control economic decisions with regard to the use, ownership transfer and retirement of our assets in California. The state’s ability to legally impose such restrictions is uncertain. However, if the regulations are imposed in their current form, and such imposition withstands any legal challenge that might be undertaken, then our business, financial condition and results of operation may be materially adversely affected.

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions to both advance and to roll back the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In particular, the 109th United States Congress is considering legislation that could contain provisions that could impair competition in existing or evolving power markets in which we operate, including restrictions on the authority of the FERC under the Federal Power Act. To date, the House of Representatives and the Senate have each passed an energy bill. This has resulted in the formation of a conference committee tasked with reaching consensus on a bill to be returned to each body for approval. However, there are several contentious issues to be walked through including the MBTE Liability Waiver, Energy Tax Incentives and Renewable Portfolio Standards. Hence, it is unclear what form the final version of the bill will take, and if enacted into law the material impact, if any, it will have on our business activities. In addition, any legislation that would lead to an environment dominated by large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. We cannot provide assurance that the introductions of new laws, or other future regulatory developments, will not have a material adverse impact on our business, operations or financial condition.

Changes in technology may significantly impact our generation business by making our power plants less competitive.

A basic premise of our generation business is that generating power at central plants achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technology will reduce the cost of alternative methods of electricity production to levels that are equal to or below that of most central station electric production, which could have a material impact on our results of operations.

Terrorist attacks, future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

As power generators, we face above-average risk of an act of terrorism, either a direct act against one of our generating facilities or an inability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure that we use to transport our power. If such an attack were to occur, our business, financial condition and results of operations could be materially adversely impacted. In addition, such an attack could impact our ability to service our indebtedness, our ability to raise capital and our future growth opportunities.

Our operations are subject to hazards customary to the power generation industry. We may not have adequate insurance to cover all of these hazards.

Our operations are subject to many hazards associated with the power generation industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, hazards such as fire, explosion, collapse and machinery failure are inherent risks in our operations. These hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices and to credit risks.

Commodity Price Risk

In connection with our power generating business, we enter into a variety of short and long-term agreements with Mirant Americas Energy Marketing and third parties to acquire the fuel for generating electricity. A portion of our fuel is also purchased in the spot market. The electricity we produce is sold to Mirant Americas Energy Marketing under the Power and Fuel Agreement and third parties at market prices. As a result, our financial performance varies depending on changes in the prices of these commodities.

The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one MWh of electricity and the market value of the electricity generated is commonly referred to as the “spark spread.” Absent the impacts of our asset management activities, the operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer-term, including spark spreads of additional plant generating capacity in the regions in which we operate, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always change by the same magnitude or direction, which results in spark spreads widening or narrowing over time.

Through our asset management activities, we enter into a variety of exchange-traded and over the counter (“OTC”) energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage our exposure to commodity price risk and changes in spark spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. Derivative energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities-affiliate in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contracts.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at December 31, 2004 was approximately six months. The net notional amount, or net short position, of the price risk management assets and liabilities-affiliate at December 31, 2004 was approximately 11 million equivalent MWh.

The fair values of our price risk management assets and liabilities- affiliate, net of credit reserves, as of December 31, 2004 are included in the following table (in millions):

	Current Price Risk Management Assets, net Asset (Liability)	Noncurrent Price Risk Management Assets, net Asset (Liability)	Current Price Risk Management Liabilities, net Asset (Liability)	Noncurrent Price Risk Management Liabilities, net Asset (Liability)
Electricity	$(17)	$—	$(61)	$(5)
Natural gas	3	1	2	3
Crude oil	22	—	—	1
Residual/other	3	—	(3)	—
Total	$11	$1	$(62)	$(1)

Value at Risk

Effective November 5, 2003, the Risk Management Policy was amended to change or clarify limits related to our asset management activities. There is now no value at risk (“VaR”) limit with respect to our asset management activities, as these activities are only allowable if they reduce the commodity price exposure of our generation assets. We manage the market risks associated with our asset management activities in conjunction with the physical generation assets that they are designed to economically hedge.

We manage the price risk associated with asset management activities through a variety of methods. To ensure that economic hedge positions are risk reducing in nature, we measure the impact of each asset management transaction executed relative to the overall asset position, including previously executed economic hedge transactions, that it is designed to economically hedge. See “Critical Accounting Policies Estimates” for accounting treatment for asset management activities.

Credit and Collection Risk

We are exposed to credit risk from Mirant Americas Energy Marketing to the extent that Mirant Americas Energy Marketing is unable to collect amounts owed from third parties for the resale of our energy products.

Item 8.                        Financial Statements and Supplementary Data

The information required hereunder is included in this report as set forth in the “Index to Financial Statements” on page F-1.

INDEX TO FINANCIAL STATEMENTS
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)

Report of Independent Registered Public Accounting Firm

The Member
Mirant Americas Generation, LLC:

We have audited the accompanying consolidated balance sheets of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Americas Generation, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3.0 billion from operations during 2003, and, as discussed in Note 2 to the consolidated financial statements, filed voluntary petitions, along with Mirant Corporation, the Company’s ultimate parent, and other Mirant Corporation subsidiaries, seeking to reorganize under Chapter 11 of the federal bankruptcy laws. Mirant Corporation incurred losses of $476 million, $3.8 billion and $2.4 billion from operations during 2004, 2003 and 2002, respectively, sold significant assets during 2003 and 2002, and has an accumulated deficit at December 31, 2004 and 2003. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and as discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

KPMG LLP
Atlanta, GA
July 26, 2005

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Operating Revenue:
Affiliate	$1,795	$1,681	$1,706
Nonaffiliate	319	334	233
Total operating revenue	2,114	2,015	1,939
Cost of fuel, electricity and other products—affiliate	1,094	1,174	890
Cost of fuel, electricity and other products—nonaffiliate	195	164	88
Total cost of fuel, electricity and other products	1,289	1,338	978
Gross Margin	825	677	961
Operating Expenses:
Generation facilities rent	103	96	96
Depreciation and amortization	89	121	110
Operations and maintenance—affiliate, including restructuring charges of $4, $6 and $8 in 2004, 2003 and 2002, respectively	260	194	190
Operations and maintenance—nonaffiliate, including restructuring charges of $4 and $11 in 2003 and 2002, respectively	218	236	272
Loss (gain) on sales of assets, net	65	(3)	—
Impairment losses	—	2,715	20
Total operating expenses	735	3,359	688
Operating Income (Loss)	90	(2,682)	273
Other Income (Expense), net:
Interest income—affiliate	—	20	51
Interest income—nonaffiliate	—	2	1
Interest expense—affiliate	(5)	—	(10)
Interest expense—nonaffiliate	(1)	(204)	(210)
Other, net	8	9	15
Total other income, net	2	(173)	(153)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	92	(2,855)	120
Reorganization items, net	89	25	—
(Benefit) provision for income taxes	(19)	113	56
Income (Loss) from Continuing Operations	22	(2,993)	64
Income from Discontinued Operations, net of tax provision of $1 and $10 for 2003 and 2002, respectively	—	7	14
Income (Loss) before Cumulative Effect of Change in Accounting Principle	22	(2,986)	78
Cumulative Effect of Change in Accounting Principle, net of taxes	—	(3)	—
Net Income (Loss)	$22	$(2,989)	$78

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$414	$324
Receivables:
Affiliate, less allowance for uncollectibles of $123 for 2004 and 2003, respectively	246	200
Customer accounts	11	13
Price risk management assets—affiliate	11	7
Prepaid rent and other payments	133	152
Inventory	162	96
Other current assets	35	17
Total current assets	1,012	809
Property, Plant, and Equipment, net	2,109	2,214
Noncurrent Assets:
Other intangible assets, net	207	215
Notes receivable from affiliate	478	478
Price risk management assets—affiliate	1	2
Prepaid rent	197	177
Other, less allowance for uncollectibles of $49 and $54 for 2004 and 2003	26	8
Total noncurrent assets	909	880
Total Assets	$4,030	$3,903
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$51	$38
Payable to affiliates	52	82
Price risk management liabilities—affiliate	62	8
Revenue subject to refund	5	5
Accrued taxes—affiliate	51	79
Accrued taxes	122	30
Other current liabilities	8	—
Total current liabilities	351	242
Noncurrent Liabilities:
Price risk management liabilities—affiliate	1	11
Other noncurrent liabilities	46	60
Total noncurrent liabilities	47	71
Liabilities Subject to Compromise	3,438	3,418
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,853	3,853
Accumulated deficit	(3,659)	(3,681)
Total member’s equity	194	172
Total Liabilities and Member’s Equity	$4,030	$3,903

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

		Capital	Retained	Accumulated
		Contribution	Earnings	Other	Comprehensive
	Member’s	Receivable	(Accumulated	Comprehensive	Income
	Interest	from Affiliate	Deficit)	Loss	(Loss)
	(in millions)
Balance, December 31, 2001	$3,008	$(91)	$177	$(75)
Net income	—	—	78	—	78
Other comprehensive loss	—	—	—	23	23
Comprehensive income					101
Dividends	—	—	(797)	—
Capital contributions—cash	186	—	—	—
Capital contributions—noncash	524	—	—	—
Capital contributions receivable pursuant to ECSA	174	(174)	—	—
Capital contribution received pursuant to ECSA	—	129	—	—
Pushdown of tax effects of the implementation of SFAF No. 142	(37)	—	—	—
Balance, December 31, 2002	3,855	(136)	(542)	(52)
Net loss	—	—	(2,989)	—	(2,989)
Other comprehensive income	—	—	—	52	52
Comprehensive income					(2,937)
Dividends	—	—	(150)	—
Capital contributions—cash	78	—	—	—
Capital contributions adjustment pursuant to ECSA termination	(81)	81	—	—
Capital contribution received pursuant to ECSA	—	55	—	—
Capital contribution—net state taxes	1	—		—
Balance, December 31, 2003	3,853	—	(3,681)	—
Net income	—	—	22	—
Balance, December 31, 2004	$3,853	$—	$(3,659)	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31
	2004	2003	2002
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$ 22	$ (2,989)	$ 78
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	3	—
Depreciation and amortization	89	121	117
Amortization of losses on interest rate swaps	—	81	9
Unrealized losses (gains) on price risk management assets and liabilities—affiliate	41	22	85
Deferred income taxes	1	57	(81)
Impairment losses	—	2,715	20
Restructuring charges, net of amounts paid	48	10	2
Loss on sales of assets	65	—	—
Other, net	—	(24)	(25)
Changes in certain assets and liabilities:
Affiliate receivables	(43)	258	12
Customer accounts receivable	(16)	82	(28)
Prepaid rent	(23)	(68)	3
Other assets	3	19	(49)
Inventory	(65)	8	143
Accounts payable and accrued liabilities	(28)	17	96
Payables to affiliate	8	(130)	(2)
Accrued taxes-affiliate	(21)	(148)	139
Accrued taxes	50	98	6
Other liabilities	—	(28)	(6)
Total adjustments	109	3,093	441
Net cash provided by operating activities	131	104	519
Cash Flows from Investing Activities:
Capital expenditures	(83)	(118)	(353)
Advances to affiliate	—	—	(8)
Repayments of advances to affiliate	—	—	8
Issuance of notes receivables from affiliate	(33)	(139)	(701)
Repayments on notes receivable from affiliate	33	120	961
Proceeds received from the sale of assets, net	42	109	183
Insurance proceeds received	—	4	11
Net cash (used in) provided by investing activities	(41)	(24)	101

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation) (Continued)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	—	427
Repayment of debt	—	—	(200)
Advances from affiliate	—	—	60
Repayments of advances from affiliate	—	—	(60)
Proceeds from issuance of notes payable to affiliate	—	54	220
Repayment of notes payable to affiliate	—	(48)	(345)
Capital contributions	—	78	179
Payment of dividends	—	(150)	(797)
Capital contributions received from affiliate pursuant to ECSA	—	55	129
Cash received from contribution of Mirant New England, LLC	—	—	7
Net cash used in financing activities	—	(11)	(380)
Net Increase in Cash and Cash Equivalents	90	69	240
Cash and Cash Equivalents, beginning of year	324	255	15
Cash and Cash Equivalents, end of year	$ 414	$ 324	$ 255
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$ 6	$ 119	$ 220
Refunds received for income taxes	$ (2)	$ —	$ (40)
Cash paid for reorganization items	$ 60	$ —	$ —
Noncash Financing Activities:
Contribution of notes payable to Mirant Americas to equity	$ —	$ —	$ 217
Capital contribution of Mirant New England, LLC	$ —	$ —	$ 287
Capital contribution from forgiveness of tax liability from Mirant Americas	$ —	$ —	$ 20
Capital contributions receivable from affiliate pursuant to ECSA	$ —	$ —	$ 174
Capital contributions adjustment pursuant to ECSA termination	$ —	$ (81)	$ —
Capital contribution—net state taxes	$ —	$ 1	$ —

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT AMERICAS GENERATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.   Background and Description of Business

Mirant Americas Generation, LLC, including its subsidiaries (collectively, the “Company” or “ Mirant Americas Generation”), is a national independent power provider and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). The Company produces and sells electricity in the United States under fixed price contracts and on the spot market to its energy marketing affiliate Mirant Americas Energy Marketing L.P. (“Mirant Americas Energy Marketing”), utilities and energy merchants. The Company sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by the Company’s generating units and emissions allowances which are utilized in connection with the business. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company and owns or leases approximately 11,000 megawatts (“MW”) of electric generation capacity in the United States. The Company operates 56 generating units at 19 plants serving customers located near major metropolitan load centers in Maryland, Virginia, California, New York, Massachusetts and Texas.

The Company has entered into a number of service agreements with subsidiaries of Mirant related to sales of its electric power and the procurement of fuel, and labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services, LLC (“Mirant Services”). The arrangements with these companies are discussed in Note 5.

2.   Proceedings Under Chapter 11 of the Bankruptcy Code

On July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), the Company and its subsidiaries were among the 74 wholly-owned Mirant subsidiaries in the United States that, along with Mirant (collectively, the “Original Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the Bankruptcy Code (together with the Original Debtors, the “Mirant Debtors”). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

The Company, along with the other Mirant Debtors, is operating its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, as well as other applicable laws and rules. In general, each of the Mirant Debtors, as a debtor-in-possession, is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Office of the United States Trustee has established a committee of unsecured creditors for Mirant and a committee of unsecured creditors for Mirant Americas Generation (collectively, the “Creditor Committees”). The Office of the United States Trustee also has established a committee of equity security holders of Mirant (the “Equity Committee” and, collectively with the Creditor Committees, the “Statutory Committees”). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the “Examiner”) in these cases to analyze certain potential causes of action and to act as a mediator with respect to certain disputes that may arise among the Mirant Debtors, the Statutory Committees and other parties in interest.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 proceedings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors of the Mirant Debtors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization currently being developed by the Mirant Debtors in the bankruptcy proceedings. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power.

Under the Bankruptcy Code, the Mirant Debtors have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. The Mirant Debtors are continuing to evaluate their executory contracts including the Company’s operating leases in order to determine which contracts will be assumed, assigned, recharacterized or rejected.

On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates. As of December 31, 2004, approximately 775 proofs of claim were filed against the Company’s Chapter 11 estates. Those claims total approximately $90 billion. Of this amount, approximately $87 billion represents claims to which the Mirant Debtors have objected or redundant claims, which are primarily similar claims filed against multiple Mirant Debtors. The Company has not fully analyzed the validity and enforceability of the remaining $3 billion of submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. In addition, there are approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount primarily related to our operating leases. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. There were no claims for which an allowed claim was probable and estimable and exceeded liabilities previously recorded as a liability subject to compromise on our consolidated balance sheet as of December 31, 2004.

In response to a motion filed under section 502(c) of the Bankruptcy Code (the “Estimation Motion”) by the Mirant Debtors, the Bankruptcy Court entered an order establishing procedures for estimating proofs of claim under section 502(c) of the Bankruptcy Code that are binding for all purposes, including voting on, feasibility of and distribution under a Chapter 11 plan for the Mirant Debtors. As a result, the Mirant Debtors filed approximately 60 material claim objections and three notices of intent to contest claims.

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

Under the proposed Plan, (1) the intermediate holding company subsidiaries of Mirant Americas Generation (excluding Mirant Mid-Atlantic and, absent a resolution of certain outstanding property tax disputes, Mirant New York) will be merged and consolidated to form Mirant North America, LLC (“Mirant North America”), a single intermediate holding company subsidiary of Mirant Americas Generation; (2) Mirant Mid-Atlantic will be merged into a subsidiary of Mirant North America and (3) in the event it is excluded from the Plan, the capital stock of Mirant New York will be contributed to Mirant North America. Mirant North America will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic.

The proposed Plan implements and is built around the following key elements:

•  the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate their debt structure as contemplated at emergence and (2) organizing the new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”) in a jurisdiction outside the United States;

•  the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

•  the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Mirant Americas Generation Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in the Mirant Americas Generation Debtors under the proposed Plan;

•  the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for: (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•  the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of Mirant North America or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to 10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•  allowed convenience claims (unsecured claims up to $25,000 in amount) shall receive a single cash payment equal to the claim amount;

•  the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•  the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion. In addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to the Morgantown Station and Dickerson Station;

•  to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc (“Mirant Americas”) from Mirant North America), the Mirant Peaker, LLC (“Mirant Peaker”), Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Zeeland, LLC generating facilities and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation(for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•  the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•  the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as described in “Item 3. Legal Proceedings” contained elsewhere in this report;

•  substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•  the outstanding common stock in Mirant will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

The Mirant Americas Generation Creditor Committee, together with Wells Fargo Bank, National Association and the Ad Hoc Committee of Bondholders of Mirant Americas Generation, have objected to the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031 and filed a motion requesting an order determining that these long-term noteholders are impaired under the Plan and thus entitled to vote on the Plan. The Bankruptcy Court issued an opinion on May 24, 2005 denying their motion and finding that the treatment under the Plan of the long-term notes did not impair the holders thereof and, therefore, the holders of the Mirant Americas Generation long-term notes may not vote on the Plan. The Committees have sought leave from the United States District Court for the Northern District of Texas to appeal the Bankruptcy Court’s order, which is not a final order that is appealable as a matter of right.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the 2005 business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for all purposes for confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At present, the proposed Plan has not been approved by any of the Statutory Committees. As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Accounting for Reorganization

The accompanying consolidated financial statements of Mirant Americas Generation have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The Company’s consolidated financial statements do not reflect adjustments that might be required if the Company (or each of the Mirant Debtors) is unable to continue as a going concern.

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $251 million and $114 million for the years ended December 31, 2004 and 2003, respectively. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through December 31, 2004 is approximately $365 million. This amount includes approximately $225 million of interest related to Mirant Americas Generation long-dated bonds, which would be reinstated under the proposed Plan.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. For the years ended December 31, 2004 and 2003, the following were the significant items within this category (in millions):

	Years Ended
	December 31,
	2004	2003
Estimated claims and losses on rejected and amended contracts	$48	$5
Professional fees and administrative expenses	47	21
Interest income, net	(6)	(1)
Total	$89	$25

Liabilities Subject to Compromise

Liabilities subject to compromise include certain liabilities incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential claims that are likely to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejections of executory contracts and unexpired leases, and determinations as to the value of any collateral securing claims, proofs of claim or other events. The fair value of the Company’s assets may be lower than its liabilities. This fact could result in liabilities being settled at less than 100% of their face value and the member’s equity being diluted or eliminated entirely.

Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) liabilities incurred prior to the Petition Date that the Company expects to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (3) liabilities related to pre-petition contracts that have not been rejected; and (4) liabilities incurred prior to the Petition Date that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business.

The classification of liabilities not subject to compromise versus liabilities subject to compromise is based on currently available information and analysis. As the bankruptcy cases proceed and additional information and analysis is completed or, as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amounts of any such changes could be significant. Under the proposed Plan, intercompany claims will be resolved pursuant to a global settlement whereby intercompany claims will not receive a distribution.

The amounts subject to compromise at December 31, 2004 and 2003, consisted of the following items (in millions):

	2004	2003
Items, absent the bankruptcy filings, that would have been considered current at December 31:
Accounts payable and accrued liabilities—affiliate	$169	$138
Accounts payable and accrued liabilities—nonaffiliate	498	506
Current portion of long-term debt	300	300
Items, absent the bankruptcy filings, that would have been considered noncurrent at December 31:
Long-term debt	2,470	2,470
Other noncurrent liabilities	1	4
Total	$3,438	$3,418

3.   Accounting and Reporting Policies

Basis of Presentation

The accompanying consolidated financial statements of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Americas Generation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company’s significant estimates include: determining the fair value of certain derivative contracts; estimating liabilities resulting from the bankruptcy, including the effect of bankruptcy claims and rejected contracts; estimating future cash flows and fair values in recording impairments of long-lived assets, goodwill and indefinite-lived intangible assets; and estimating losses to be recorded for contingent liabilities.

New Accounting Standard

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined in FIN 46R. FIN 46R expands existing accounting guidance regarding when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements applied immediately to Special Purpose Entities (“SPEs”) in 2003 and to all other VIEs no later than the end of the first reporting period ending after March 15, 2004. At December 31, 2004, the Company determined that the provisions of

FIN 46R did not have any impact on its consolidated results of operations, cash flows or financial position as the Company does not have any interests in any VIE.

New Accounting Standard Not Yet Adopted

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for the fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

Cumulative Effect of Changes in Accounting Principle

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations effective January 1, 2003, relating to costs associated with legal obligations to retire tangible, long-lived assets, referred to as asset retirement obligations. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. The cumulative effect of the change in accounting principle related to the adoption of this accounting standard resulted in the Company recording a $3 million charge, net of taxes, in the consolidated statements of operations. If this accounting standard were required to be followed in periods prior to January 1, 2003, the effect on the Company’s consolidated financial statements would have been insignificant.

Cash and Cash Equivalents

Mirant Americas Generation considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Fuel Stock and Materials and Supplies

Fuel stock and materials and supplies are recorded at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects.

Emissions Allowances

Purchased emissions allowances are recorded at the lower of cost or market. Cost is computed on an average cost basis. Purchased emissions allowances for SO2 and nitrogen oxide (“NOx”) are removed from the inventory account and charged to cost of fuel, electricity and other products—affiliate in the accompanying consolidated statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Company by the Environmental Protection Agency (“EPA”).

Emissions allowances granted by the EPA related to generation facilities acquired by the Company are recorded at fair value at the acquisition date and are included in property, plant and equipment. These emissions allowances are depreciated on a straight- line basis over the estimated useful life of the respective generation facility, which range from 8 to 40 years, and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

Emissions allowances granted by the EPA related to generation facilities leased by the Company are recorded at fair value at the commencement of the lease in other intangible assets. These emissions allowances are amortized on a straight-line basis over the term of the lease, and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments

A majority of the Company’s derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value, as either price risk management assets—affiliate or price risk management liabilities—affiliate, with changes in fair value recognized currently in earnings as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Electricity sales and fuel supply derivative financial instruments that qualify as normal purchases and normal sales transactions pursuant to SFAS No. 133 are exempt from fair value accounting treatment and are accounted for on the accrual method of accounting. Although all of the Company’s derivative financial instruments manage the price risk related to fuel purchases and electricity sales, none of the Company’s derivative financial instruments qualify for hedge accounting pursuant to SFAS No. 133 as these derivative financial instruments are not designated as hedges or the changes in fair value of these derivative instruments do not adequately correlate to changes in fair value or the cash flows of the item being hedged. Changes in the fair value of these derivative financial instruments are recognized currently in earnings as unrealized gains or losses. These unrealized gains and losses as well as settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of energy sold or fuel purchased are recorded as an adjustment of operating revenue—affiliate, or the cost of fuel, electricity and other products—affiliate, as applicable, in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, which includes materials, labor and associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful life of the asset. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the consolidated balance sheets. No gain or loss is recognized for ordinary retirements in the normal course of business since the depreciation rates used by the Company take into account the effect of interim retirements.

Capitalization of Interest Cost

The Company capitalizes interest on projects during the advanced stages of development and during the construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is depreciated over the estimated useful life of the plant. For the years ended December 31, 2004, 2003 and 2002, the Company incurred the following interest costs on debt to nonaffiliates (in millions):

	2004	2003	2002
Total interest costs	$1	$206	$238
Interest capitalized and included in construction work in progress	—	(2)	(28)
Interest expense—nonaffiliates	$1	$204	$210

As part of Mirant’s restructuring plan announced in March 2002, the Company suspended construction on certain projects and no longer capitalizes interest on these projects.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The Company has determined that its operations constitute a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. The Company is required to test goodwill each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using discounted cash flow techniques and assumptions as to business prospects using the best information available. The Company recognized a full impairment of goodwill in 2003. See Note 7 for additional information.

Intangible assets, excluding emissions allowances, with definite useful lives are amortized on a straight-line basis over their respective useful lives ranging up to 40 years to their estimated residual values. The costs of certain rights acquired, such as operating permits, are included in property, plant and equipment in the consolidated balance sheets as they are considered an integral part of the tangible assets.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2004 and 2003, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, receivables from affiliate, excluding pre-petition amounts discussed below, and customer accounts, accounts payable and accrued liabilities, and payables to affiliate. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments. As of December 31, 2004, the Company’s receivables from affiliate include $222 million of pre-petition amounts for which the fair value is not readily determinable because of their intercompany nature and the status of the bankruptcy cases. As of December 31, 2004, the Company’s long-term notes receivable from affiliate had a carrying value of $478 million. The fair value of Mirant Americas Generation’s long-term notes receivable from affiliate is not readily determinable because of their intercompany nature and the status of the bankruptcy cases. Under the proposed Plan, the pre-petition receivables from affiliate and long-term receivables from affiliate will be resolved pursuant to a global settlement whereby intercompany claims will not receive any distribution.

Revenue Recognition

The Company recognizes affiliate and nonaffiliate revenue when electric power is delivered, capacity is made available or ancillary services are provided to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements, and collection of such revenue is probable.

Rent Expense

Rent expense related to the Company’s operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is reported separately as generation facilities rent expense in the accompanying consolidated statements of operations. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in noncurrent assets.

Income Taxes

The Company is a limited liability company and is treated as a branch for income tax purposes. As a result, Mirant Americas, the Company’s immediate parent, has sole direct liability for the majority of the federal and state income taxes relating to the Company’s operations. The Company allocates current and deferred taxes to each tax regarded member of its consolidated group as if each member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company has not recorded current period tax benefits based on a member’s ability to carry back its separate company current period net operating loss as the realization of such current period tax benefits are dependent on reimbursements from Mirant, at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted change.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the implementation of tax planning strategies and management’s expectations of future reimbursements of net operating loss carryforwards from Mirant.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. Additionally, management considered the fact that Mirant has not reimbursed the Company for current period net operating losses since the Petition Date and the uncertainty regarding future reimbursements from Mirant given the Mirant Debtors’ ongoing bankruptcy proceedings. In 2004 and 2003, the Company recognized increases in its valuation allowance of $1 million and $656 million, respectively, related to its net deferred tax assets.

4.   Discontinued Operations and Disposition of Assets

Discontinued Operations

Income from discontinued operations for 2003 and 2002 includes the following components of the Company that have been disposed of: the State Line generating facility in Indiana and the Neenah generating facility in Wisconsin.

State Line.   In June 2002, the Company completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value.

Neenah.   In July 2002, the Company entered into an agreement to sell the Company’s Neenah, Wisconsin generating facility for approximately $109 million. This sale closed in January 2003. The asset was sold at approximately book value.

A summary of operating results for these discontinued operations for the years ended December 31, 2003 and 2002 follows (in millions):

	2003	2002
Operating revenue	$1	$39
Operating expenses, including other income (expense), net	7	(15)
Income before income taxes	8	24
Income taxes	1	10
Net income	$7	$14

Disposition of Assets

During 2004, the Company committed to dispose of three natural gas turbines related to a suspended construction project. On October 6, 2004, the Company entered into an agreement to sell these turbines, subject to Bankruptcy Court approval. The Bankruptcy Court approved the sale on December 10, 2004. On December 30, 2004, the Company received $42 million related to the sale and collected the remaining $4 million in March 2005. In the year ended December 31, 2004, the Company recognized a loss related to the disposition of these turbines of $65 million in loss on sales of assets, net in the accompanying consolidated statements of operations.

5.   Related Party Arrangements and Transactions

Mirant Mid-Atlantic Power Sales Agreement with Mirant Americas Energy Marketing

From August 1, 2001 to April 30, 2003, Mirant-Mid Atlantic, a wholly-owned subsidiary, supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the Energy and Capacity Sales Agreement (“ECSA”). Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic’s facilities through December 31, 2003 and had the option to purchase up to 100% (in increments of 25%) of the output of Mirant Mid-Atlantic’s facilities for the period from January 1, 2004 to June 30, 2004, extendable through December 31, 2004. Mirant Mid-Atlantic subsequently agreed to terminate the ECSA effective May 1, 2003 and sell all of its capacity and energy to Mirant Americas Energy Marketing under a Power and Fuel Agreement at market prices through December 31, 2003, renewable annually thereafter. The Power and Fuel Agreement for 2003 expired on December 31, 2003. A new Power Sale, Fuel Supply and Services Agreement was negotiated for 2004 but not executed. The parties operated under the unexecuted 2004 Power and Fuel Agreement and all of Mirant Mid-Atlantic’s capacity and energy was sold to Mirant Americas Energy Marketing under a Power and Fuel Agreement in 2004. Amounts due to Mirant Americas Energy Marketing for fuel purchases and due from Mirant Americas Energy Marketing for power sales are recorded as a net payable—affiliate or accounts receivable—affiliate in the accompanying consolidated balance sheets because of the Company’s legal right to offset such amounts.

Mirant Mid-Atlantic’s affiliated companies, Mirant Peaker and Mirant Potomac River, also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the ECSA outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated their ECSAs effective May 1, 2003 and have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as Mirant Mid-Atlantic’s Power and Fuel Agreement with Mirant Americas Energy Marketing. As discussed in this Note under “Capital Contribution Agreement with Mirant”, the excess cash available from the operations of these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to Mirant Mid-Atlantic for the same amount.

At the inception date of the ECSA, the pricing under the ECSA was favorable to Mirant Mid-Atlantic and its affiliate when compared to estimated market rates in the Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”) for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what Mirant Mid-Atlantic believed, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas which is generally the fuel used to set prices in the PJM. Mirant Mid-Atlantic did not believe that natural gas prices would remain depressed through the end of 2002.

At inception of the ECSA, the aggregate value to Mirant Mid-Atlantic, Mirant Peaker and Mirant Potomac River attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic’s owned or leased facilities of $120 million was accounted for as both an addition to member’s interest and an offsetting capital contribution receivable pursuant to the ECSA in the Company’s consolidated financial statements. At inception, Mirant Mid-Atlantic had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of Mirant Mid-Atlantic’s facilities and that in 2003 and 2004 Mirant

Americas Energy Marketing would not elect to purchase output from Mirant Mid-Atlantic’s facilities, since the contract provided for no minimum commitment for these years.

In January 2002, Mirant Americas Energy Marketing exercised its option to increase its committed capacity to 100% of the total output of Mirant Mid-Atlantic’s facilities for 2002. Therefore, Mirant Mid-Atlantic recorded an additional equity contribution of $53 million in 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment amount was based on estimated market rates in the PJM. This adjustment is also reflected as both an addition to member’s interest and an offsetting capital contribution receivable pursuant to the ECSA.

In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of Mirant Mid-Atlantic’s facilities for 2003. Accordingly, an adjustment of $121 million to member’s equity and an offsetting capital contribution receivable pursuant to the ECSA was recorded in 2002 to reflect the favorable pricing terms of this agreement. This adjustment amount was also based on estimated market rates in the PJM as adjusted upwards by approximately 9% for management’s consideration of the value available to a purchaser of Mirant Mid-Atlantic’s capacity and energy, incremental to the quoted spot market prices. This incremental value is comprised mainly of the option available to Mirant Americas Energy Marketing to extend its commitment to 2004, the capabilities associated with load management and with power and fuel trading and the value of fixed transmission rights.

The contractual amounts payable under the ECSA in excess of the amount of affiliate revenue recognized due to the favorable pricing terms of the ECSA were $39 million and $139 million in the years ended December 31, 2003 and 2002, respectively. These amounts were generally received in the month following the month the related affiliate revenue was recognized and were recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the years ended December 31, 2003 and 2002, Mirant Mid-Atlantic received $55 million and $129 million, respectively, which were applied as a reduction to the capital contribution receivable pursuant to the ECSA. At December 31, 2002, the capital contribution receivable pursuant to the ECSA was $136 million, of which $15 million represents amounts received subsequent to December 31, 2002 related to the affiliate revenue recognized prior to that date and $121 million relates to the favorable pricing variance for 2003.

The favorable pricing variance accounted for as a capital contribution receivable from affiliate was not adjusted for subsequent changes in energy prices. As a result, amounts recognized as affiliate revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts based on current market prices exceeded amounts recognized as affiliate revenue for capacity and energy delivered under the ECSA by approximately $94 million for the four months ended April 30, 2003. Amounts recognized as affiliate revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million for the year ended December 31, 2002.

Effective May 1, 2003, Mirant Mid-Atlantic agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. As a result, a reduction of $81 million to member’s interest and an offsetting reduction in the capital contribution receivable from affiliate pursuant to the ECSA were recorded to reflect the termination of the ECSA. Under the Power and Fuel Agreements for 2003 and 2004, Mirant Americas Energy Marketing resells Mirant Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. Mirant Mid-Atlantic is exposed to credit risk from Mirant Americas Energy Marketing to the extent that Mirant Americas Energy Marketing is unable to collect amounts owed from third parties for the resale of Mirant Mid-Atlantic’s energy products. Thus, Mirant Mid-Atlantic is exposed to market price and credit risks that it was not previously subject to under the ECSA.

Mirant Americas Energy Marketing was party to transition power agreements with Potomac Electric Power Company (“PEPCO”). The first agreement expired in June 2004 and the second expired January 2005. Under these agreements, PEPCO had an option to purchase energy with respect to PEPCO’s load requirements at fixed rates. Since the expiration of the transition power agreements, Mirant Mid-Atlantic has been economically hedging its capacity and energy, through physical bilateral transactions as well as financial hedges with Mirant Americas Energy Marketing. In addition, Mirant Mid-Atlantic enters into structured transactions with Mirant Americas Energy Marketing who has similar transactions with entities serving load in the greater Washington, D.C. area. By entering into structured transactions, Mirant Mid-Atlantic looks to extract value for its generation facilities that is over the mid-point of the market for such transactions. The contracted terms for these transactions extend into 2007.

Mirant Texas Tolling Arrangements with Mirant Americas Energy Marketing

Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively “Mirant Texas”), wholly-owned subsidiaries, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing paid Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas’ generating units in Texas. Mirant Americas Energy Marketing paid Mirant Texas a fee for each megawatt-hour (“MWh”) of energy generated. One agreement expired on December 31, 2003. The other agreement expired on May 27, 2005. For the years ended December 31, 2004, 2003 and 2002, revenue from Mirant Americas Energy Marketing under the two tolling agreements was approximately $9 million, $34 million and $37 million, respectively. Mirant Americas Energy Marketing filed a motion with the Bankruptcy Court to reject the existing tolling agreement. The Bankruptcy Court allowed Mirant Americas Energy Marketing to reject that agreement but has not determined what amounts, if any, Mirant Americas Energy Marketing owes to Mirant Texas as a result of the rejection. In August 2004, Mirant Texas entered into a tolling agreement with a third party through December 2006. For the year ended December 31, 2004, revenue under this third party tolling agreement was $7 million.

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. The significant arrangements with these affiliated companies are described below. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying consolidated statements of operations as operations and maintenance—affiliate (in millions):

	2004	2003	2002
Management, personnel and services agreement	$129	$135	$139
Services agreements	57	22	21
Administration arrangement	73	34	22
Other	1	3	8
Total	$260	$194	$190

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 as follows (in millions):

	2004	2003	2002
Cost of fuel, electricity and other products—affiliate	$8	$5	$5
Operations and maintenance—affiliate	129	135	139
Total	$137	$140	$144

Services Agreements with Mirant Americas Energy Marketing

The Company, through its subsidiaries, is a party to separate services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for fuel procurement for the Company’s facilities, as well as for executing contracts, including economic hedges, to reduce price risk. Each subsidiary of the company records amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under their respective service agreements as a net payable-affiliate or receivable-affiliate because of each subsidiaries legal right of offset. During the period of the ECSA, services to Mirant Mid-Atlantic were provided under separate services and risk management agreements. Since May 1, 2003, these services have been provided under the Power and Fuel Agreements for 2003 and 2004. Beginning January 1, 2004, Mirant changed its allocation methodology related to its energy marketing overhead expenses. Under the new methodology, substantially all energy marketing overhead costs are now allocated to Mirant’s operating subsidiaries. During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $57 million, $22 million and $21 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations.

Effective April 1, 2002, the Company’s operating subsidiaries, except Mirant Mid-Atlantic, entered into new services agreements with Mirant Americas Energy Marketing covering the period through December 31, 2002. These agreements were extended through December 31, 2003. The terms of these new services agreements were similar to the terms under the agreements in effect during 2001 and the first quarter of 2002 except that the new agreements did not contain a bonus provision. The previous agreements provided that Mirant Americas Energy Marketing was to be paid a bonus based on the percentage by which revenue exceeded costs under the agreement. There was no bonus expense during the year ended December 31, 2002. Under the new agreements, the various operating subsidiaries of the Company, except for Mirant Mid-Atlantic, paid Mirant Americas Energy Marketing a fixed administrative fee of approximately $13 million for the year ending December 31, 2003 and $10 million for the period from April 1, 2002 through December 31, 2002. These amounts are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations.

Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with regard to the provision of the residual fuel oil requirements at the Company’s Bowline, Lovett, Canal, Chalk Point and certain other facilities. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing also manages the fuel oil storage associated with these facilities. In connection with this agreement, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing in 2002.

Administration Arrangements with Mirant Services

Prior to May 2002, administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including the Company, which served to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries’ behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $2.7 million per month through December 31, 2002. The agreement was automatically extended through December 31, 2003 and the fixed charge was increased to $2.8 million per month. Beginning January 1, 2004, Mirant changed its allocation methodology related to the allocation of its corporate overhead expenses. Under the new methodology, substantially all of Mirant’s corporate overhead costs are now allocated to Mirant’s operating subsidiaries.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred expense of $73 million, $34 million and $22 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations.

Restructuring Charges

In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody’s December 2001 downgrade of Mirant’s credit rating, the Enron bankruptcy and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the years ended December 31, 2004, 2003 and 2002, the Company recorded restructuring charges of $4 million, $6 million and $8 million, respectively, for severance costs and other charges, which are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations. During the years ended December 31, 2003 and 2002, the Company recorded restructuring charges of $4 million and $11 million, respectively, for severance costs and costs related to suspending planned power plant developments, which are included in operations and maintenance—nonaffiliate in the accompanying consolidated statements of operations. The severance costs and other employee termination-related charges associated with the restructuring at the Company’s locations were paid by Mirant Services and billed to the Company.

Notes Receivable from and Notes Payable to Affiliate

At December 31, 2004 and 2003, unsecured noncurrent notes receivable from affiliate consisted of the following (in millions):

			Interest
Borrower	2004	2003	Rate	Maturity
Mirant Potomac River	$152	$152	10%	12/30/2028
Mirant Peaker	71	71	10%	12/30/2028
Mirant Americas	255	255	6%	on demand
Total noncurrent notes receivable—affiliates	$478	$478

Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from Mirant Mid-Atlantic to finance in part their respective acquisitions of generation facilities. Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was approximately $12 million and $23 million for the years ended December 31, 2003 and 2002, respectively. Mirant Mid-Atlantic has not recorded any interest income on these notes since the Petition Date. Interest earned would have been $23 million for the years ended December 31, 2004 and 2003 if not for the bankruptcy proceedings. Under the proposed Plan, the equity interests of Mirant Potomac River and Mirant Peaker will be contributed to Mirant Mid-Atlantic effectively eliminating the respective notes receivables.

Under the Facility Lease Agreements, it is a lease event of default if Mirant Peaker and Mirant Potomac River fail to make payments under the respective notes in favor of Mirant Mid-Atlantic. However, the Chapter 11 proceedings automatically stay the initiations or continuation of actions to exercise control over the property of the Debtors.

The note receivable from Mirant Americas was contributed to the Company effective January 1, 2002 (see below), is payable on demand and bears interest at 6%, which is payable monthly. Interest earned by the Company from Mirant Americas was approximately $8 million and $15 million for the years ended December 31, 2003 and 2002, respectively. The Company has not recorded any interest income on this note since the Petition Date and due to the bankruptcy proceedings the Company has classified the note receivable as long-term notes receivable from affiliate at December 31, 2004 and 2003, respectively. Interest earned would have been $15 million for each of the years ended December 31, 2004 and 2003, if not for the bankruptcy proceeding. Under the proposed Plan, this long-term receivable from affiliate will be resolved pursuant to a global settlement whereby intercompany claims will not receive any distribution.

During 2004, Mirant Americas Energy Marketing borrowed $33 million from Mirant Mid-Atlantic under Mirant’s cash management program in order to meet its working capital needs. Mirant Americas Energy Marketing repaid the $33 million to Mirant Mid-Atlantic in 2004. The interest rate was calculated based on the daily money market interest rates. Mirant Mid-Atlantic recognized a nominal amount of interest income on the borrowed funds for the year ended December 31, 2004.

During 2002, Mirant Americas made capital contributions to the Company of $357 million consisting of cash and notes payable by certain operating subsidiaries of the Company to Mirant Americas, and in turn, the Company made subsequent capital contributions to the respective intermediate and ultimate operating subsidiaries that were obligated with respect to such notes payable.

During 2002, the Company made noncash capital contributions to Mirant Mid-Atlantic of $130 million of unsecured notes payable.

Mirant Mid-Atlantic Capital Contribution Agreement with Mirant

The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, which are both wholly-owned subsidiaries of Mirant, were funded by a capital contribution from Mirant and loans from Mirant Mid-Atlantic as evidenced by notes. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are to make distributions to Mirant at least once per quarter, if funds are available, in amounts equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is to contribute or cause these amounts to be contributed to Mirant Mid-Atlantic. For the years ended December 31, 2003 and 2002, total capital contributions received by Mirant Mid-Atlantic under this agreement totaled $6 million and $39 million, respectively. Subsequent to the Petition Date, none of the Mirant Debtors, including Mirant Mid-Atlantic, have made any capital contributions or paid any dividends.

Under the capital contribution agreement with Mirant, no amendment to the capital contribution agreement that would adversely affect the holders of the lessor notes shall be effective without the consent of the indenture trustee and no amendment that would adversely affect the owner lessors shall be effective without the consent of the owner lessors. Further, under the Facility Lease Agreements, it is a lease event of default if Mirant fails to make payments under the capital contribution agreement. However, the Chapter 11 proceedings automatically stay the initiations or continuation of actions to exercise control over the property of the Mirant Debtors.

Contribution of Mirant New England, LLC to Mirant Americas Generation

Effective January 1, 2002, Mirant Americas transferred its ownership interest in Mirant New England, LLC (“Mirant New England”), a wholly-owned subsidiary of Mirant Americas, to the Company. The transfer was accounted for as cash and noncash capital contributions of approximately $7 million and $287 million, respectively, to the Company in 2002. The assets and liabilities of Mirant New England were transferred at their historical cost.

At January 1, 2002, Mirant New England’s significant assets consisted of $7 million cash, a $255 million note receivable from Mirant Americas (see above), interest receivable from Mirant Americas of $37 million, derivative financial instrument assets of $16 million, goodwill of $14 million and other current assets of $27 million. Mirant New England’s liabilities consisted primarily of accounts payable of $44 million, deferred tax liabilities of $11 million and other current liabilities of $10 million.

Mirant Guarantees

In 2004 and 2003 Mirant New England was required to sell electricity at fixed prices to Cambridge Electric Light Company (“Cambridge”) and Commonwealth Electric Company (“Commonwealth”) in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge and Commonwealth. Both the guarantee and the agreement expired in February 2005.

Mirant entered into pre-petition letters of credit on behalf of subsidiaries of the Company relating to lease obligations and other contractual agreements. In July 2004, the $4 million pre-petition letter of credit related to other contractual agreements on behalf of Mirant Lovett was drawn by the New York Department of Environmental Conservation. In February 2003, the $11 million pre-petition letter of credit related to the power sales agreements was terminated in conjunction with the sale of the Neenah generating facility. At December 31, 2004 the balance of the pre-petition letter of credit and guarantee related to lease obligations were each approximately $61 million. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts drawn.

Mirant entered into a post-petition letter of credit on behalf of Mirant Texas as of December 31, 2004 relating to a tolling agreement totaling $5 million. This post-petition letter of credit expires in August 2005.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the years ended December 31, 2004, 2003 and 2002, the Company purchased $105 million, $34 million and $33 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the years ended December 31, 2004, 2003 and 2002 were $47 million, $38 million and $26 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying consolidated statements of operations. As of December 31, 2004 and 2003, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $58 million and $0, respectively, which are reflected in inventory in the accompanying consolidated balance sheets.

Fuel Oil Sales to Mirant Peaker

During the years ended December 31, 2004, 2003 and 2002, Mirant Mid-Atlantic sold $16 million, $12 million and $1 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker which approximated book value.

6.   Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2004 and 2003 (in millions):

	2004	2003
Production	$2,136	$2,087
Land	39	39
Oil pipeline	25	25
Other	3	3
Less accumulated depreciation	(332)	(251)
Total	1,871	1,903
Construction work in progress	64	30
Suspended construction projects	174	281
Property, plant and equipment, net	$2,109	$2,214

Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets which range from 5 to 42 years. The Company received emissions allowances in the acquisition of its assets for both SO2 and NOx emissions and the right to future allowances. The acquired allowances related to owned facilities are included in production assets above, and are depreciated over the average life of the related assets, which range from 8 to 40 years.

The Company does not expect to independently complete its suspended construction projects. The Company plans to either pursue partnerships to complete one or more of the projects, sell the projects or abandon the projects. In the year ended December 31, 2004 the Company completed the sale of turbines that had been part of a suspended construction project at its Bowline facility. These turbines had a book value of $107 million. The proceeds received in 2004 were $42 million and the Company collected an additional $4 million in March 2005.

The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. As a result of two credit rating downgrades, public opposition to Mirant’s and the Company’s restructuring proposals, material unfavorable variances to prior business plans through the second quarter of 2003 and a lawsuit filed against Mirant’s and the Company’s restructuring proposals by the Company’s bondholders, the Company reassessed its long-lived assets for impairment at June 30, 2003. The results of the analysis indicated no impairments of its property, plant and equipment existed at June 30, 2003. At December 31, 2003, an additional impairment analysis was prepared incorporating the most recent assumptions as to future operations and opportunities in connection with Mirant’s and the Company’s 2004 10-year business plans. The results of the analysis indicated a substantial decrease in nominal cash flows over the Company’s 10-year planning horizon and, in certain cases, an impairment of certain of the Company’s long-lived asset and definite-lived intangible asset balances.

An asset impairment charge must be recognized if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques. In the case of assets that the Company expects to sell, the impairment charge is based on the estimated fair value less costs to sell.

Following is a summary of long-lived asset impairment charges recorded for the year ended December 31, 2003 (in millions):

Property, plant and equipment, in service	$726
Suspended construction projects	132
Trading rights	145
Development rights	81
Emissions allowances	6
Total	$1,090

For purposes of testing for impairment losses, the Company grouped long-lived assets and definite-lived intangible assets at the lowest level at which separate cash flows can be identified, which generally was determined to be the individual generating assets or several generating assets operated as a group. The long-lived assets evaluated for impairment consist of property, plant and equipment, construction work in progress, development rights, acquired emissions allowances and other definite-lived intangible assets.

For the year ended December 31, 2004, there were no events or changes in circumstances indicating that the Company may not be able to recover the carrying values of its long-lived assets.

7.   Goodwill and Other Intangible Assets

Goodwill

Upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company discontinued amortization of goodwill effective January 1, 2002. The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test, the Company has determined that its operations constitute a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). This test is required each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenue, operating costs and forward commodity prices over the life of the assets. Assumptions about future revenue, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

As a result of two credit rating downgrades, opposition to Mirant’s and the Company’s restructuring proposals, material unfavorable variances to its prior business plan through the second quarter 2003 and a lawsuit filed against Mirant’s and the Company’s restructuring proposals by the Company’s bondholders, the Company assessed goodwill for impairment at June 30, 2003. Additionally, the Company considered the Mirant Debtors’ and the Company’s bankruptcy proceedings on July 14, 2003, as events that confirmed the Company’s conclusion that a significant adverse change in Mirant’s and the Company’s business climate had occurred and was continuing. As a result of the foregoing factors, the Company performed a goodwill impairment assessment at June 30, 2003.

In performing the Company’s impairment analysis in 2003, the fair value of the Company was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available. The results of the Company’s analysis indicated that goodwill was impaired and the Company recorded an impairment charge of $1.6 billion, representing the entire balance of goodwill, in the accompanying consolidated statements of operations for the year ended December 31, 2003.

The critical assumptions used in the Company’s impairment analysis included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating and capital expenditures; and estimates of the Company’s weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates, possibly resulting in an impairment charge having been required for a lesser amount.

Other Intangible Assets

Following is a summary of other intangible assets as of December 31, 2004 and 2003 (in millions):

	Weighted	2004		2003
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Trading rights	26 years	$27	$(1)	$27	$—
Development rights	40 years	62	(7)	62	(4)
Acquired emissions allowances	32 years	131	(15)	131	(12)
Other intangibles	30 years	12	(2)	12	(1)
Total other intangible assets		$232	$(25)	$232	$(17)

All of Mirant Americas Generation’s other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 26 to 40 years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $8 million, $17 million and $17 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $8 million for each of the following five years.

During 2003, the Company evaluated its definite-lived intangible assets for impairment as discussed in Note 6. As a result of this evaluation, the Company recorded impairment charges of $232 million related to its intangible assets. The carrying value of the intangible assets above may be further impaired in future periods as a result of changes to the Company’s strategy in implementing its plan or plans of reorganization.

Development rights represent the right to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems, and contractual rights acquired by the Company, provide the opportunity to expand or repower certain generation facilities. This ability to expand or repower is estimated to be at significant cost savings compared to greenfield construction.

Mirant Mid-Atlantic acquired emissions allowances related to leased facilities in the acquisition of the PEPCO assets for both SO2 and NOx emissions and the right to future allowances.

8.   Derivative Financial Instruments

The Company uses derivative financial instruments to manage cash flow and operating income exposures arising from changes in commodity market prices, principally for energy sales and fuel requirements, and in the past has used derivative instruments to manage these exposures arising from variable interest rates. The Company’s objective for holding derivative financial instruments is to provide a degree of stability to the Company’s cash flows during periods of significant volatility in commodity prices. All price risk management activities are entered into with Mirant Americas Energy Marketing under an affiliate agreement discussed in Note 5.

Interest Rate Hedging

Historically, the Company has entered into interest rate swaps in which it agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional amounts. These interest rate swaps were designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash-flow hedges, the changes in the fair value of the swaps are deferred in other comprehensive income (“OCI”), and reclassified from OCI as an adjustment to interest expense over the term of the hedged instruments. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities were recognized ratably over the remaining term of the hedged instruments. At December 31, 2004 and 2003, the Company was not a party to any interest rate swaps. Pursuant to the bankruptcy proceedings, interest payments have been suspended on the debt associated with the Company’s interest rate swaps accounted for as qualifying hedges that had previously been settled. Therefore, the remaining losses related to these interest rate hedges totaling $52 million, after tax, were reclassified from OCI to earnings in 2003, effective with the Chapter 11 filing.

Price Risk Management Activities

The Company enters into commodity forward physical transactions as well as derivative financial instruments with Mirant Americas Energy Marketing to manage the Company’s market risk and exposure to market prices for electricity and natural gas, oil and other fuels utilized by the Company’s generation facilities under an affiliate agreement discussed in Note 5. Mirant Americas Energy Marketing normally enters into an offsetting third-party derivative contract. The physical transactions include forward contracts for physical sales and purchases of electricity and natural gas. The derivative financial instruments primarily include forwards, futures, options and swaps, and may include instruments whose underlying commodity is highly correlated to the electricity produced or to the fuels utilized by the Company’s generation facilities, although the underlying fuel commodity itself is not a component fuel used to produce electricity.

Power sales agreements, such as the ECSA, the Power and Fuel Agreement, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No.133, are accounted for on the accrual basis of accounting and are not included in price risk management assets—affiliate or price risk management liabilities—affiliate in the accompanying consolidated balance sheets.

As discussed in Note 3, a majority of the Company’s derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value under the netting provisions of the Power and Fuel Agreement with Mirant Americas Energy Marketing. All realized and unrealized gains or losses associated with these derivative financial instruments have been recognized in earnings in the period incurred.

At December 31, 2004, the Company’s derivative financial instruments represent net price risk management liabilities—affiliate totaling $51 million and have terms extending through 2010. The net notional amount, or net short position, of the Company’s derivative financial instruments at December 31, 2004 was approximately 11 million equivalent MWh. The fair values of Mirant Americas Generation’s price risk management assets—affiliate and price risk management liabilities—affiliate as of December 31, 2004 are included in the following table (in millions):

	Current Price	Noncurrent Price	Current Price	Noncurrent Price
	Risk Management	Risk Management	Risk Management	Risk Management
	Assets, net	Assets, net	Liabilities, net	Liabilities, net
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)
Electricity	$(17)	$—	$(61)	$(5)
Natural gas	3	1	2	3
Crude oil	22	—		1
Residual/other	3	—	(3)	—
Total	$11	$1	$(62)	$(1)

9.   Other Comprehensive Loss

Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualified as cash flow hedges. Changes in accumulated other comprehensive loss, net of tax, are as follows (in millions):

Balance, December 31, 2001	$(75)
Other comprehensive income for the period:
Reclassification to earnings, net of tax effect of $(15)	23
Balance, December 31, 2002	(52)
Other comprehensive income for the period:
Reclassification to earnings, net of tax effect of $(29)	52
Balance, December 31, 2003	$—

The $52 million in accumulated other comprehensive loss at December 31, 2002 is associated with deferred interest rate swap hedging losses accounted for as qualifying hedges that had been previously settled.

Pursuant to the bankruptcy proceedings, interest payments have been suspended on the debt associated with the Company’s interest rate swaps. Therefore, the deferred interest rate swap hedging losses were reclassified from other comprehensive losses to earnings in 2003, effective with the Chapter 11 filing.

10.   Debt

Debtor-in-Possession Financing

On November 5, 2003, certain of the Mirant Debtors (the “DIP Borrowers”) (including the Company and its subsidiaries) entered into a two-year debtor-in-possession credit facility (the “DIP Facility”) providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing “borrowing base”. The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. However, upon the occurrence of certain triggering events, including the sale of borrowing base assets or an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January 2005 and will decrease another $37 million following the consummation of the pending sale of certain assets of Mirant. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers.

Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. Additionally, the Company and its subsidiaries are subject to maximum intercompany borrowing limits under the order approving the DIP Facility of $200 million at Mirant Mid-Atlantic and an additional $150 million for the remaining Mirant Americas Generation subsidiaries. The Mirant Debtors and the Company were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of December 31, 2004.

11.   Income Taxes

The income tax (benefit) provision from continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	2004	2003	2002
Current:
Federal	$(12)	$77	$135
State	(8)	3	2
Deferred:
Federal	2	6	(79)
State	(1)	27	(2)
(Benefit) provision for income taxes	$(19)	$113	$56

A reconciliation of the Company’s federal statutory income tax (benefit) provision to the effective income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	2004	2003	2002
U.S. federal statutory income tax (benefit) provision	$1	$(1008)	$42
State and local income taxes, net of federal income taxes	(2)	(72)	2
LLC income not subject to federal taxation	(12)	39	12
Change in deferred tax asset valuation allowance	1	656	9
Impact of non-deductible goodwill impairment		465
Other, net	(7)	33	(9)
Tax (benefit) provision	$(19)	$113	$56

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31, 2004 and 2003 (in millions):

	2004	2003
Deferred tax assets:
Revenue subject to refund	$154	$155
Property and intangible assets	415	458
Price risk management assets—affiliate	—	14
Net operating loss carryforwards	81	16
Other, net	31	38
Deferred tax assets	681	681
Valuation allowance	(666)	(665)
Net deferred tax assets	15	16
Deferred tax liabilities:
Price risk management liabilities—affiliate	(10)	—
Other, net	(15)	(25)
Total	(25)	(25)
Net deferred tax assets	$(10)	$(9)

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the implementation of tax planning strategies and management’s expectations of future reimbursements of net operating loss carryforwards from Mirant.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. Additionally, management considered the fact that Mirant has not reimbursed the Company for current period net operating losses since the Petition Date and the uncertainty regarding future reimbursements from Mirant given the Mirant Debtors’ ongoing bankruptcy proceedings. In 2004 and 2003, the Company recognized increases in its valuation allowance of $1 million and $656 million, respectively, related to its net deferred tax assets.

At December 31, 2004, the Company has approximately $170 million of federal income tax operating loss carryforwards and $300 million of net operating loss carryforwards for state income tax purposes. These net operating loss carryforwards are available to offset future federal and state income taxes. Net operating loss carryforwards are determined based on the ability of each member of the consolidated group to utilize the losses as if they were a separate taxpayer, excluding amounts previously reimbursed by Mirant under the tax sharing agreement.

The Company, through its parent Mirant, negotiated a settlement agreement with the Internal Revenue Service (“IRS”) for certain tax liabilities arising from their audit of the Company’s federal income tax returns for tax years the Company was a subsidiary of Southern Company (“Southern”). This agreement resulted in an assessment of $14 million including interest. The Company has provided adequate tax provisions in prior years for the recognition of this liability.

The Company also has contingent liabilities related to tax uncertainties arising in the ordinary course of business in other jurisdictions. We periodically assess our contingent liabilities in connection with these uncertainties based upon the latest information available. For those uncertainties where it is probable that a loss has been incurred and the loss or range of loss can be reasonably estimated, a liability is recorded on the consolidated financial statements. As additional information becomes available, the assessment and estimates of such liabilities are adjusted accordingly.

The Company had been included in Mirant’s consolidated federal income tax return with Southern for the period from January 1, 2001 through April 2, 2001. Under Mirant’s income tax sharing agreement with Southern, the Company’s current and deferred taxes were computed on a stand-alone basis, and tax payments and refunds were allocated to the Company based on this computation. Under this tax sharing arrangement, in 2002 the Company reimbursed Mirant for its U.S. federal stand-alone taxable income in the amount of $37 million for the period ended April 2, 2001.

Pro Forma Income Tax Disclosures

The Company is not subject to income taxes except for those subsidiaries of the Company that are separate taxpayers. Mirant Americas is otherwise directly responsible for income taxes related to the Company’s operations. The following reflects a pro forma disclosure of the income tax provision (benefit) that would be reported if the Company were to be allocated income taxes related to its operations.

Pro forma income tax provision (benefit) attributable to income before tax would consist of the following for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Current provision (benefit):
Federal	$(12)	$(15)	$74
State	(2)	—	10
Deferred provision (benefit):
Federal	19	(181)	(30)
State	—	(18)	(5)
Total income tax provision (benefit)	$5	$(214)	$49

The following table presents the pro forma reconciliation of the Company’s federal statutory income tax provision (benefit) to the effective tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
U.S. federal statutory income tax (benefit) provision	$1	$(1,008)	$42
State and local income taxes, net of federal income taxes	3	(80)	6
Impact of non-deductible goodwill impairment	—	465	—
Change in deferred tax asset valuation allowance	10	428	—
Other, net	(9)	(19)	1
Tax provision (benefit)	$5	$(214)	$49

The tax effects of temporary differences that give rise to significant portions of the pro forma deferred tax assets and liabilities would be as follows at December 31, 2004 and 2003 (in millions):

	2004	2003
Deferred tax assets:
Revenue subject to refund	$110	$155
Net operating loss carryforwards	23	10
Property and intangible assets	245	285
Other, net	89	62
Deferred tax assets	467	512
Valuation allowance	(438)	(428)
Net deferred tax assets	29	84
Deferred tax liabilities:
Price risk management liabilities—affiliate	(10)	(31)
Other, net	(15)	(30)
Total	(25)	(61)
Net deferred tax assets	$4	$23

12.   Commitments

Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. Mirant Mid-Atlantic has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $103 million for the year ended December 31, 2004 and $96 million for each of the years ended December 31, 2003 and 2002 and are recorded as generation facilities rent expense in the accompanying consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for these leases on a straight-line basis. As of December 31, 2004 and 2003, Mirant Mid-Atlantic paid approximately $285 million and $260 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and reported these amounts as prepaid rent in the accompanying consolidated balance sheets. In addition to the regularly scheduled rent payments, Mirant Mid-Atlantic paid an additional $11 million and $13 million as of December 31, 2004 and 2003, respectively, as required by the lease agreements. Of the $11 million payment made in 2004, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance in the accompanying consolidated balance sheets.

As of December 31, 2004, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.5 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. Mirant Mid-Atlantic leases the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of Mirant Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The operative documents relating to the leveraged lease contain certain covenants that restrict Mirant Mid-Atlantic and its “designated subsidiaries”—which term includes Mirant Chalk Point, Mirant Peaker and Mirant Potomac River - including the following:

Restricted payments.   Mirant Mid-Atlantic cannot make any of the following restricted payments:

•       distributions in respect of equity interests in Mirant Mid-Atlantic (in cash, property, securities or obligations other than additional equity interests of the same type);

•       payments or distributions on account of payments of interest, set apart money for a sinking or analogous fund for, or purchase or redeem any portion of, any equity interest in Mirant Mid-Atlantic or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to its fair market or equity value); or

•       payments on or with respect to, the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of the restricted payment, each of the following conditions is satisfied:

•       Mirant Mid-Atlantic’s fixed charge coverage ratio for the most recently ended period of four full fiscal quarters equals at least:

(1)   1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       The projected fixed charge coverage ratio of Mirant Mid-Atlantic (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0, if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       Before and immediately after the making of the distribution, no significant lease default or event of default has occurred and is continuing.

In accordance with the terms of the leases, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations and Mirant Mid-Atlantic’s good faith projections of future revenue and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

Additional indebtedness.   Neither Mirant Mid-Atlantic nor any of its subsidiaries (including any designated subsidiary) can incur or assume any indebtedness, except (1) Mirant Mid-Atlantic and any subsidiary (including any designated subsidiary) can incur:

•       any indebtedness, if, after incurring such indebtedness, no lease default or lease event of default has occurred and both S&P and Moody’s confirm the ratings of the pass through certificates prior to incurring the indebtedness. However, if either rating is below investment grade, the indebtedness cannot be incurred unless the fixed charge coverage ratio for the previous four quarters and the projected fixed charge coverage ratios for the following eight fiscal quarters are each at least 2.5 to 1.0;

•       any letters of credit, surety bonds or guarantees issued in the ordinary course of business;

•       any indebtedness secured by a pre-existing lien on any assets acquired by Mirant Mid-Atlantic or a designated subsidiary, so long as the indebtedness has recourse only to those assets;

•       any intercompany loans;

•       any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•       any indebtedness incurred by Mirant Mid-Atlantic and its subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million).

and (2) Mirant Mid-Atlantic and any subsidiary other than a designated subsidiary can incur:

•       any indebtedness incurred to refinance indebtedness secured by a pre-existing lien on acquired assets;

•       any indebtedness guaranteed by a parent of Mirant Mid-Atlantic that has a credit rating of BBB/Baa2 or higher;

•       any working capital indebtedness;

•       any interest rate hedging transactions entered into in the ordinary course of business; or

•       any subordinated indebtedness.

Merger and consolidation.   Neither Mirant Mid-Atlantic nor any of its designated subsidiaries can consolidate or merge with or into any other entity or sell or otherwise transfer all or substantially all of its properties or assets to any person or entity except, among other conditions, that the resulting entity or transferee of assets is organized under the laws of the United States or any state, assumes the obligations of Mirant Mid-Atlantic or the designated subsidiary obligations and has a credit rating of BBB-/Baa3 after the merger or transfer.

Sale of assets.   Mirant Mid-Atlantic cannot sell any of its assets other than certain limited permitted asset sales including sales of assets that do not exceed, in the aggregate, fifteen percent (15%) of the consolidated book value of Mirant Mid-Atlantic and its designated subsidiaries.

Liens.   Mirant Mid-Atlantic cannot, and cannot permit any designated subsidiary to, create, incur, assume or otherwise suffer to exist any liens on its interest under a facility lease, other than certain limited permitted encumbrances.

Assignment and sublease.   Without the consent of other parties to the operative documents, Mirant Mid-Atlantic cannot assign or sublease its interest under a facility lease unless certain requirements are met including the requirement that the assignee or its guarantor has a credit rating of at least BBB/Baa2.

The lease payment obligations of Mirant Mid-Atlantic are senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured obligations. Under the terms of the lease, Mirant Mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. The lease obligations of Mirant Mid-Atlantic are not obligations of its parent, Mirant Americas Generation, or, its indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged a letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that Mirant Mid-Atlantic is unable to pay its lease payment obligations.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected our consolidated financial statements if and when the events occur.

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at December 31, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $5 million for the year ended December 31, 2004 and $4 million for the years ended December 31, 2003 and 2002. The aggregate minimum lease payments for the remaining life of these leases as of December 31, 2004 was approximately $25 million. Minimum lease payments under noncancelable operating leases will approximate $4 million in 2005, $2 million in 2006, $1 million in 2007, 2008 and 2009, and $16 million thereafter.

Fuel Purchase Commitments

In April 2002, Mirant Mid-Atlantic entered into a long-term synthetic fuel purchase agreement. The fuel supplier converts coal feedstock received at Mirant Mid-Atlantic’s Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of synthetic fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the synthetic fuel varies with the delivered cost of the coal feedstock. Expenses associated with this agreement totaled approximately $141 million, $115 million and $51 million for years ended December 31, 2004, 2003 and 2002, respectively, and are recorded in cost of fuel, electricity and other products—nonaffiliate on the accompanying consolidated statements of operations. Based on current coal prices, it is expected that as of December 31, 2004, total estimated minimum commitments under this agreement were $320 million. In July 2002, Mirant Mid-Atlantic sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated its book value.

Additionally, Mirant Mid-Atlantic has approximately $463 million in purchase commitments-affiliate related to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing’s minimum coal purchase commitments, and thereby Mirant Mid-Atlantic’s commitments, are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. During the first quarter of 2005, Mirant Mid-Atlantic recognized a $12 million gain due to a cash settlement in lieu of receiving certain volumes of coal from the coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel-affiliate.

The Company has also entered into a fuel supply agreement with an independent third party to provide approximately 90% of the estimated coal to be burned at one of the New York facilities through 2005. Substantially all of the Company’s fuel requirements are fulfilled through these agreements and arrangements with Mirant Americas Energy Marketing for fuel supply discussed in Note 5.

The Company has total minimum commitments under fuel purchase and transportation agreements of $360 million at December 31, 2004.

This supplier concentration could adversely affect the Company’s financial position or results of operations should these parties default under the provisions of the agreements.

Long-Term Service Agreements

As of December 31, 2004, the total estimated commitments for long-term service agreements (“LTSAs”) associated with turbines installed or in storage were approximately $266 million. These commitments are payable over the terms of the respective agreements, which range from ten to twenty years. These agreements have terms that allow for cancellation of the contract by the Company upon the occurrence of several major events during the term of the contracts. Estimates for future commitments for the LTSAs are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment. If the Company were to cancel these contracts due to the aforementioned major events, the estimated commitments for the remaining LTSAs would be reduced.

As part of the Chapter 11 process, the Company rejected its LTSAs and entered into new agreements on June 16, 2004 related to certain of its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. Under the terms of the previous LTSAs, the Company had prepaid future maintenance services at certain generating facilities. The Company recognized an $11 million charge in reorganization items, net in the consolidated statement of operations for the year ended December 31, 2004 as a result of forfeited prepayments and impairments of certain purchased intangible assets related to the previous LTSAs.

Other Purchase Commitments

Other purchase commitments represent open purchase orders less invoices received or accrued related to open purchase orders for general procurement and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities and approximate $52 million as of December 31, 2004.

The Company has the following annual amounts committed for long-term service agreements, fuel purchase and transportation commitments, operating lease commitments, other purchase commitments and coal purchase commitments-affiliate (in millions):

		Fuel Purchase
	Long-Term	and	Operating	Other	Coal Purchase
	Service	Transportation	Lease	Purchase	Commitments
	Agreements	Commitments	Commitments	Commitments	to Affiliate
Fiscal year ended:
2005	$8	$139	$111	$52	$224
2006	12	113	108	—	135
2007	14	108	113	—	104
2008	22	—	122	—	—
2009	22	—	143	—	—
Thereafter	188	—	1,886	—	—
Total minimum payments	$266	$360	$2,483	$52	$463

The Company is in the process of evaluating all of its executory contracts in order to determine which contracts will be assumed, assigned, recharacterized or rejected. The Company expects to assume or reject each contract as part of the existing process with the Bankruptcy Court or in its plan of reorganization.

13.   Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. Some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any material provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, Accounting for Contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Proceedings

On the Petition Date, August 18, 2003, October 3, 2003 and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

California and Western Power Markets

The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California Attorney General, the California Public Utility Commission (“CPUC”), the California Electricity Oversight Board (“EOB”) and various states’ rate payers in state and federal courts and with the Federal Energy Regulatory Commission (“FERC”). Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the United States Department of Justice (“DOJ”), the General Accounting Office, the FERC and various states’ attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. In addition, the Company is subject to the proceedings described below in FERC Refund Proceedings, FERC Show Cause Proceeding Relating to Trading Practices, FERC Bidding Investigation, and DWR Power Purchases Proceedings relating to its operations in California and the western power markets. Resolution of these matters, to the extent not fully and finally resolved through either the settlement of certain claims described below in California Settlement or the claims process, is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

California Receivables:   In 2001, Southern California Edison Company (“SCE”) and Pacific Gas and Electric Company (“PG&E”) suspended payments to the California Power Exchange Corporation (“Cal PX”) and the California Independent System Operator Corporation (“CAISO”) for certain power purchases, including purchases from Mirant Americas Energy Marketing. Both the Cal PX and PG&E filed for bankruptcy protection in 2001. As discussed below under California Settlement, on January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the California Department of Water Resources (“DWR”), the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. On April 15, 2005, the California Settlement became effective, and it resulted in Mirant Americas Energy Marketing assigning to the California Parties its outstanding receivables for sales made in the Cal PX and CAISO markets from January 1, 2000 through June 20, 2001. Under intercompany agreements between the Company’s subsidiaries and Mirant Americas Energy Marketing, this assignment of receivables by Mirant Americas Energy Marketing may result in the termination of Mirant Americas Energy Marketing’s liability on receivables held by those subsidiaries against Mirant Americas Energy Marketing related to the sales made by Mirant Americas Energy Marketing in Cal PX and CAISO markets.

FERC Refund Proceedings:   As a result of the increase in electricity prices in 2000 and 2001, the California Parties have pursued litigation at the FERC, claiming that the prices charged by Mirant Americas Energy Marketing and other market participants in the California energy markets during certain periods in 2000 and 2001 were excessive. On July 25, 2001, the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made to the CAISO or the Cal PX from October 2, 2000 through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. Mirant believes that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing. Agreements that were in effect at the time of the transactions at issue between Mirant Americas Energy Marketing and the Company’s subsidiaries that own generating facilities in California would shift some of the economic burden of such refunds or the benefit of such receivables from Mirant Americas Energy Marketing to those subsidiaries.

In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California Attorney General, the CPUC and the EOB filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing and subsidiaries of the Company, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. Mirant Americas Energy Marketing and other parties have filed a petition for rehearing with the Ninth Circuit.

As discussed below under California Settlement, the California Settlement became effective April 15, 2005. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s and therefore the Company’s potential liability in (1) the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001, and (3) any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that do not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that do not elect to opt into the settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under the intercompany agreements referred to above.

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective.

As discussed below under California Settlement, on April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to the Trading Settlement Agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Mirant entities will now seek approval from the Bankruptcy Court.

FERC Bidding Investigation:   On June 25, 2003, the FERC issued an order (the “Bidding Order”) initiating an investigation by its staff into bidding practices in the Cal PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than 50 parties, including Mirant Americas Energy Marketing. The entities subject to investigation under the Bidding Order were previously identified in a report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the Cal PX and CAISO at prices unrelated to costs. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company’s California generation assets, the Company’s subsidiaries could have had to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing. As discussed below under California Settlement, on April 15, 2005 the California Settlement became effective, and it has resulted in the termination of the FERC Staff’s investigation of Mirant Americas Energy Marketing’s bidding practices that was initiated under the Bidding Order.

DWR Power Purchases Proceedings:   On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 (the “DWR Contract”). On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant Americas Energy Marketing and other sellers of electricity under long-term agreements with the DWR, alleging that the terms of these contracts were unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing. On November 10, 2003, the FERC denied motions for rehearing filed by the CPUC and the EOB. The CPUC and EOB appealed the FERC’s decision to the Ninth Circuit. As discussed below under California Settlement, the California Settlement became effective on April 15, 2005. Under that settlement, the DWR and the other California Parties have released Mirant Americas Energy Marketing from any liability with respect to the DWR Contract and the CPUC and the EOB are to dismiss their appeal of the FERC’s decision dismissing their complaints.

Reliability Must Run Agreements Proceeding.   Certain of the generating facilities acquired by subsidiaries of the Company from PG&E are operated subject to reliability-must-run agreements (“RMR Agreements”), which those subsidiaries assumed from PG&E. These agreements allow the CAISO to require the Company’s subsidiaries, under certain conditions, to operate these facilities to support the California electric transmission system. The rates that the Company’s subsidiaries could charge the CAISO under those agreements, where they were also making sales into the market and were retaining the revenues from those sales, were the subject of an ongoing disputed rate proceeding before the FERC at the time of the acquisition of the plants from PG&E and were being collected subject to refund. Prior to 2005, for the plants that are subject to the RMR Agreements and from which the Company’s subsidiaries have exercised their rights to also make market sales, the Company’s subsidiaries collected from the

CAISO an amount equal to 50% of the annual fixed revenue requirement (the “Annual Requirement”) of those plants. The amounts the Company’s subsidiaries collected from the CAISO were subject to refund pending final review and approval by the FERC. While the CAISO is the party to the RMR Agreements with the Company’s subsidiaries, the CAISO’s obligations under those agreements are funded by PG&E, and PG&E is the real party in interest with respect to any refunds owed by the Company’s subsidiaries for sales made previously under those agreements. In June 2000, the ALJ issued a decision finding that the amount the Company’s subsidiaries should be allowed to charge the CAISO for such plants was approximately 3½% on average of the Annual Requirement. In July 2000, the Company’s subsidiaries sought review by the FERC of the ALJ decision.

As discussed below under California Settlement, the California Settlement became effective on April 15, 2005. Under that settlement, PG&E has released the Company’s subsidiaries that own generating facilities subject to the RMR Agreements from any potential refund liability under the RMR Agreements for the period through September 30, 2004 in return for the consideration provided to PG&E under the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims for refunds with respect to the RMR Agreements for the period through September 30, 2004 upon the California Settlement becoming effective. In its order issued April 13, 2005 approving the California Settlement, the FERC also dismissed as moot the pending proceeding regarding the rates that the Company’s subsidiaries could charge for plants subject to the RMR Agreements from which those subsidiaries were also making market sales. The Company’s subsidiaries on May 13, 2005 filed with the FERC a request for rehearing of the FERC’s dismissal of that proceeding for the purpose of having the FERC determine the rate that would apply for periods subsequent to September 30, 2004 where those subsidiaries are making sales into the market from units designated by the CAISO under the RMR Agreements as RMR units. On June 3, 2005, the FERC denied that request for rehearing, concluding that the terms of the California Settlement and power purchase agreements entered into between the Company’s subsidiaries and PG&E under the terms of that settlement caused no issues to remain as to what payments would effectively be made to the Company’s subsidiaries under the RMR Agreements during the period those power purchase agreements are in effect, which is potentially through 2012.

California Settlement.   On January 14, 2005, Mirant and certain of its subsidiaries entered into the California Settlement with the California Parties and the Office of Market Oversight and Investigations of the FERC settling a variety of disputed matters. The Mirant entities that are parties to the California Settlement are Mirant, Mirant Americas, Mirant Americas Energy Marketing, Mirant Americas Energy Marketing Investments, Inc., the Company, Mirant California Investments, Inc., Mirant California, LLC, Mirant Delta, LLC, Mirant Potrero, LLC, Mirant Special Procurement, Inc., Mirant Services, and Mirant Americas Development, Inc. (collectively, the “Mirant Settling Parties”). The “California Parties” are PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California. The effectiveness of the California Settlement was conditioned upon its approval by the CPUC, the Bankruptcy Court, the bankruptcy court having jurisdiction over PG&E’s bankruptcy proceedings initiated in 2001, and the FERC. The CPUC’s execution of the California Settlement signified its approval. The PG&E bankruptcy court approved the California Settlement on March 24, 2005, the FERC approved it on April 13, 2005, and the Bankruptcy Court approved it by order entered April 15, 2005, causing the settlement to become effective April 15, 2005.

Under the California Settlement, (1) Mirant Americas Energy Marketing and the other Mirant Settling Parties have assigned to the California Parties all receivables owed to Mirant Americas Energy Marketing for transactions in the markets administered by the Cal PX or the CAISO for the period January 1, 2000 through June 20, 2001, which are currently estimated by the parties to the California Settlement to be approximately $283 million, and (2) the California Parties received an allowed, unsecured claim against Mirant Americas Energy Marketing in its Chapter 11 case for $175 million and the DWR received an additional allowed, unsecured claim against Mirant Americas Energy Marketing of

$2.25 million. In return, the California Parties released all claims they may have against the Mirant Settling Parties related to sales of electricity or natural gas at wholesale in western markets in the period from January 1, 1998 through July 14, 2003, including all such claims filed by the California Parties in the Mirant Debtors’ Chapter 11 cases, in proceedings before the FERC, or in the four suits filed against Mirant, the Company and certain of its subsidiaries by the California Attorney General in March and April 2002 and August 2004. The Company estimates that, excluding duplicative claims, this settlement has compromised the bulk of the California energy market claims against Mirant Americas Energy Marketing at issue in the FERC Refund Proceedings. Also, the California Parties have assumed Mirant Americas Energy Marketing’s obligation to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, Mirant Americas Energy Marketing continues to be liable for any refunds that the FERC determines it to owe to (1) participants in the Cal PX or CAISO markets other than the California Parties (or other parties that have opted into the California Settlement) for periods outside the Refund Period or (2) parties with which Mirant Americas Energy Marketing engaged in bilateral electricity or natural gas transactions other than the California Parties (or other parties that have opted into the California Settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under intercompany agreements between those subsidiaries and Mirant Americas Energy Marketing.

Some of the consideration to be received by the California Parties under the California Settlement is available to other market participants that choose to opt into the California Settlement, and several have done so. Those market participants that have elected to opt into the California Settlement have, as a result, given releases of liability to the Mirant Settling Parties that are the same as those given by the California Parties. In addition to the claims filed by the California Parties seeking to recover refunds from Mirant Americas Energy Marketing and other Mirant entities for sales of electricity made by Mirant Americas Energy Marketing into the CAISO and Cal PX markets in 2000 and 2001, the CAISO and the Cal PX have filed claims against Mirant Americas Energy Marketing and other Mirant Settling Parties seeking to recover refunds on behalf of participants in the markets for which they were responsible. While the CAISO and the Cal PX are not parties to the California Settlement, the FERC’s approval of the California Settlement constitutes its direction to the CAISO and the Cal PX to conform their books and records to the terms of the settlement and to withdraw with prejudice all claims filed by them in the Chapter 11 cases that seek to recover amounts or otherwise obtain relief on behalf of, or for the benefit of, any of the California Parties or any other market participants that opt into the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective. The California Parties also released the Mirant Settling Parties from any liability or refund claims related to the DWR Contract, including claims asserted in the complaints filed by CPUC and EOB with the FERC in February 2002. The FERC’s approval of the California Settlement, under its terms, also had the effect of terminating any pending investigations by the FERC of the conduct of the Mirant Settling Parties in the western energy markets in 2000 and 2001.

The California Settlement also resolved all claims asserted by PG&E against the Company’s subsidiaries, Mirant Delta and Mirant Potrero, and the other Mirant Settling Parties in the Chapter 11 cases or in proceedings before the FERC that related to refunds potentially owed under the RMR Agreements between Mirant Delta and the CAISO and Mirant Potrero and the CAISO. Under the California Settlement, PG&E released Mirant Delta and Mirant Potrero from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004, and the claims filed by PG&E in the Chapter 11 cases seeking to recover refunds from Mirant Delta and Mirant Potrero for sales made under the RMR Agreements have been withdrawn with prejudice. Although the CAISO was not a party to the California Settlement, under the terms of the California Settlement, the FERC’s approval of the settlement constitutes its direction to the CAISO to conform its books and records to the terms of the California Settlement and to withdraw with prejudice all claims filed by it in the Chapter 11 cases that seek to recover amounts related to sales made under the RMR Agreements in the period prior to September 30, 2004. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective.

In return for the releases it granted to the Mirant Settling Parties described in the previous paragraph, PG&E received allowed, unsecured claims against the Company’s subsidiary Mirant Delta that will receive a distribution of proceeds of $63 million, and either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration in the amount of $70 million (the “CC8 Alternative Consideration”).

To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim against Mirant Delta that will receive a distribution of $70 million. PG&E will liquidate any securities received as part of such distribution and place the net resulting amount plus any cash received into an escrow account. To the extent that the net amount resulting from the liquidation of the securities received by PG&E plus any cash received by it is less than the CC8 Alternative Consideration, the difference will be made up by PG&E withholding and paying into the escrow account amounts it owes to Mirant Delta over a three month period under the power purchase agreements described below or by payments from Mirant Delta or the Company. If the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, or if certain specified events occur prior to that date, such as the failure of the CPUC to approve PG&E’s acquisition of the CC8 Assets, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta.

PG&E also has entered into two power purchase agreements with Mirant Delta and Mirant Potrero that will allow PG&E to dispatch and purchase the power output of all units of the generating plants owned by those entities that have been designated by the CAISO as RMR units under the RMR Agreements. The first agreement is for 2005. The second agreement will be for 2006 through 2012.

Under the California Settlement, PG&E and Mirant Delta also are to negotiate by September 30, 2005 (extended by the parties from the original date of April 30, 2005) an agreement (the “Option Agreement”) under which PG&E would have separate options to purchase each of Mirant Delta’s existing Contra Costa generating plant and its existing Pittsburg generating plant, in both cases once no unit at the plant has operated for a certain period of years. The price at which each plant could be purchased pursuant to the option would be equal to the amount of certain capital costs not recovered by Mirant Delta under the terms of the RMR Agreement applicable to that plant at the time of the exercise of the option. If Mirant Delta and PG&E do not reach agreement on the Option Agreement by September 30, 2005, or if PG&E cannot obtain CPUC approval of the Option Agreement or its exercise of its rights thereunder, Mirant Delta and the other Mirant Settling Parties will have no further obligations to PG&E with respect to the Option Agreement or the rights it was to provide to PG&E.

Accounting Impact of California Settlement.   At December 31, 2004, the Company had recorded receivables and related reserves associated with amounts due to Mirant Americas Energy Marketing from the CAISO and Cal PX related to the period from October 2000 to June 2001 and reserves related to refunds under the RMR Agreements. The California Settlement resulted in a non-cash gain to the Company of approximately $161 million, to be recorded in the second quarter of 2005.

Mirant Americas Generation Bondholder Suit

On June 10, 2003, certain holders of senior notes of the Company maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, the Company, certain past and present Mirant directors, and certain past and present Company managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and the Company’s managers. In addition, plaintiffs challenge certain dividends and distributions made by the Company prior to the Petition Date. Plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The Mirant Americas Generation Creditor Committee in 2003 filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of the Company, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. On June 15, 2005, the Mirant Americas Generation Creditor Committee again filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. On June 30, 2005, the Bankruptcy Court issued an oral ruling that if the Mirant Debtors had not by July 8, 2005 entered into agreements with the individual defendants in this action tolling the running of any statute of limitations, then the Mirant Americas Generation Creditor Committee would be authorized to file claims against those defendants on behalf of the estate of Mirant Americas Generation. The Mirant Debtors did obtain tolling agreements from each of the individual defendants.

On December 15, 2003, Lehman Commercial Paper Inc. (“Lehman”), as agent for various lenders under certain pre-petition credit agreements, filed a claim against the Company in the bankruptcy proceedings. On December 15, 2003, Wells Fargo Bank, N.A. (“Wells Fargo”) also filed claims in the bankruptcy proceedings as successor indenture trustee for bond indebtedness under a certain indenture against the Company. In addition to their original claims, on that same date, Lehman and Wells Fargo filed supplemental claims against the Company, Mirant and a number of other subsidiaries of Mirant (the “Supplemental Claims”) seeking recovery of principal, interest, fees, and costs under the Mirant Americas Generation loan documents and bond documents, respectively. In their Supplemental Claims, Lehman and Wells Fargo essentially seek to preserve for themselves the claims previously sought to be asserted by the Mirant Americas Generation Creditor Committee.

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against the Company and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against the Company and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn, (B) the withdrawal of the Supplemental Claims, to the extent that they are not property of the estates or derivative of a Mirant Debtor (the “Withdrawn Claims”), will be without prejudice and the Bar Date shall be extended through the date of confirmation of a plan in the Mirant Debtors Chapter 11 proceedings, and (C) the withdrawal of the Supplemental Claims does not impair the ability of Lehman or Wells Fargo to raise those claims as issues in the plan confirmation process.

Mirant Americas Generation Securities Class Action.

On June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants the Company and certain current and former officers and managers of the Company. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of the Company pursuant to or traceable to an exchange offer completed by the Company in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of the Company. The plaintiff alleges, among other things, that the Company’s restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys’ fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to the Company by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Company to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court’s order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed the Company as a defendant, without prejudice, and filed a proof of claim against the Company in the bankruptcy proceedings asserting the same claims set forth in the lawsuit.

The Company and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against the Company that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for the Company and an allowed, unsecured claim for $2 million against Mirant, subordinated to the claims of its other unsecured creditors. Members of the plaintiff class will have the opportunity to opt out of the settlement, and if class members who choose to opt out own in the aggregate more than 1% of the Company’s bonds that are the subject of the suit, then the Mirant defendants have the option to withdraw from the settlement. The stipulation of settlement must also be approved by the district court to become effective. On June 27, 2005, the district court entered an order granting preliminary approval to the settlement, certifying a settlement class, and scheduling a hearing for final approval of the settlement for September 6, 2005.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”), Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, LP, causes the Company’s subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company’s subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company’s subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

The Mirant Debtors appealed the district court’s orders to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit reversed the district court’s decision, holding that the Bankruptcy Code authorizes a district court (or bankruptcy court) to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit remanded the proceeding to the district court for further action on that motion. The Fifth Circuit indicated that on remand the district court could consider applying a more rigorous standard than the business judgment standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity.

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied the Mirant Debtor’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the APSA and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (1) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (2) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (3) an adversary proceeding seeking to compel the Mirant Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety.

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors’ also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO by April 25, 2005 all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Mid-Atlantic’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash”

from the plant (1) on ambient concentrations of SO2, nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time. Mirant Potomac River received the Virginia DEQ’s approval of the modeling protocol on June 20, 2005 and has 60 days from that date to complete the modeling analysis.

Mirant NY-Gen Pipeline Leak.   In the fall of 2003, Mirant NY-Gen, LLC (“Mirant NY-Gen”) discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the New York State Department of Environmental Conservation (“NYSDEC”) and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup is greater than $3 million; however, due to the ongoing evaluation to determine the extent of the contamination, the exact cost of remediation is unknown at this time.

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, payment of all costs relating to the cleanup (including all costs incurred by the NYSDEC), and payment of a civil penalty in the amount of $100,000. The outcome of this proceeding cannot now be determined.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

New York Tax Proceedings

The Company’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003, for the Lovett generating facility in each of the years 2000 through 2003, and for the generating facilities owned by Mirant NY-Gen in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed.

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, and approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, and January 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

All of the tax certiorari proceedings related to the generating facilities owned by Mirant NY-Gen have been resolved on terms favorable to the New York Debtors, but the tax certiorari proceedings related to the Bowline and Lovett generating facilities remain unresolved.

Utility Choice and Cirro Group Claims

On February 18, 2005, two providers of electricity at retail in Texas, Utility Choice, L.P. and Cirro Group, Inc., filed a suit in the United States District Court for the Southern District of Texas, entitled Utility Choice, L.P., et al. v. TXU Corp., et al., against numerous owners of generating facilities and power marketers in Texas, including Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and two subsidiaries of the Company owning generating facilities in Texas. The plaintiffs allege that the defendants, including the Mirant defendants, acting individually and in collusion with each other, engaged in various types of unlawful manipulation of the short-term and bilateral wholesale power markets in the Electric Reliability Council of Texas region beginning in 2001 and continuing to the period immediately prior to the filing of the suit that caused the plaintiffs to pay significantly higher prices for power they purchased and to incur other significant costs. The types of conduct that the plaintiffs allege were engaged in by the defendants, including the Mirant defendants, include submitting false schedules and bids, “hockey stick” bidding, withholding generation resources from the market and bidding generation resources at artificially high prices, in each case with the intent to create artificially high market prices. The complaint asserts various causes of action, including without limitation claims under the federal and Texas antitrust acts and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, as well as state law claims for fraud, negligent misrepresentation, and promissory estoppel. The plaintiffs seek lost profits and other compensatory damages of an unspecified amount, treble damages, exemplary damages and attorneys’ fees.

On March 21, 2005, the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and the two subsidiaries of the Company based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. The Mirant Debtors are opposing that motion. On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The settlement agreement is subject to the approval of the Bankruptcy Court.

Dick Corporation Litigation Regarding Kendall Upgrade

On January 7, 2003, Dick Corporation (“Dick”) filed a suit against the Company’s subsidiary Mirant Kendall, LLC (“Mirant Kendall”) in the Superior Court for Middlesex County, Massachusetts, entitled Dick Corporation v. Southern Energy Kendall, LLC aka Mirant Kendall, LLC (the “Dick Suit”). Mirant Kendall had contracted with Dick for Dick to engineer, procure and construct an upgrade of an existing power plant facility owned by Mirant Kendall in Cambridge, Massachusetts, to a combined-cycle power plant. In its complaint, Dick asserts claims of breach of contract, quantum meruit, unjust enrichment and unfair business practices. Dick is seeking damages in excess of $33 million, plus interest and attorneys’ fees, and is seeking to have these damages trebled under Massachusetts’ unfair business practices statute. On January 13, 2003, Mirant Kendall filed a breach of contract and declaratory judgment action against Dick in the United States District Court for the District of Massachusetts entitled Mirant Kendall, LLC v. Dick Corporation (the “Mirant Suit”). Mirant Kendall is seeking to recover an unspecified amount of damages, plus interest and attorneys’ fees, and is seeking a declaration by the court of its rights under the contract with Dick. Mirant Kendall removed the Dick Suit to the federal district court, and on March 24, 2003 the district court issued an order consolidating the Dick Suit with the Mirant Suit.

On December 11, 2002, a related suit (the “St. Paul Suit”) was filed by St. Paul Mercury Insurance Company (“St. Paul”) against Dick, Mirant Kendall, and CNA Insurance Companies in the Superior Court for Middlesex County, Massachusetts. St. Paul is the assignee and subrogee of the rights and remedies of Harding and Smith Corporation, a subcontractor to Dick on the Kendall project. St. Paul has included Mirant Kendall in the lawsuit for the purpose of enforcing its mechanics’ lien filed on the Kendall project in the approximate amount of $10 million. Under its contract with Dick, Mirant Kendall is entitled to be indemnified by Dick for the claim asserted by St. Paul against Mirant Kendall. In the St. Paul Suit, Dick on February 24, 2003 filed a cross-claim against Mirant Kendall asserting claims similar to those it made in the Dick Suit. On June 19, 2003, the Middlesex Superior Court stayed those claims against Mirant Kendall pending final resolution of the Dick Suit and the Mirant Suit by the federal district court.

Mirant Kendall and Dick Corporation have entered into a settlement agreement that resolves this dispute by giving Dick Corporation an allowed, secured claim against Mirant Kendall in the Chapter 11 proceedings for $11.5 million. Under the settlement agreement, Dick Corporation is to liquidate in a commercially reasonable manner any securities it receives under the plan of reorganization for Mirant Kendall within the period that begins four weeks after its receipt of such securities and ends 180 days after such receipt. To the extent that the proceeds received by Dick Corporation as a result of such liquidation are less than $11.5 million, then Mirant Kendall is to make up the difference in cash. The settlement was approved by the Bankruptcy Court on June 20, 2005. Pursuant to the terms of the settlement, Dick Corporation has caused St. Paul’s lien on the Kendall generating facility to be removed. The Company has recorded $16 million related to this claim in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2004.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. The City of Alexandria and Mirant Potomac River have agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004 changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant.

Asbestos Cases

As a part of the PEPCO purchase, Mirant Mid-Atlantic agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant Mid-Atlantic of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

Other Governmental Proceedings

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about the activities of Mirant and its subsidiaries, including the Company and its subsidiaries, for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney’s office, and it intends to continue to cooperate fully with the United States Attorney’s office in this investigation.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Contingencies

Swinging Bridge Sinkhole

On May 5, 2005, Mirant discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response to finding the sinkhole, Mirant filled the sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level by 40 feet, and cleaned the diversion tunnel. The dam is currently stabilized, but is in need of additional repairs before lake levels can be restored to normal.

Mirant currently expects to spend approximately $5.6 million in order to properly repair the dam and expects these repairs to be complete by the second quarter of 2006. The Company currently expects to recover insurance proceeds of $3.3 million with regard to these repair costs.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2004. Based upon this assessment, our management concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting us to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Appearing as exhibits to this annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth information with respect to our managers who are not also executive officers as of January 1, 2005.

Name	Age	Position
S. Marce Fuller	45

Manager of Mirant Americas Generation, LLC since April, 2002 and President and Chief Executive Officer and Director of Mirant Corporation since July 1999. Served as President and Chief Executive Officer of Mirant’s Mirant Americas Energy Marketing subsidiary from September 1997 to July 1999 and Executive Vice President of Mirant from October 1998 to July 1999. She is a director of Curtiss-Wright Corporation and EarthLink, Inc.

M. Michele Burns	47

Manager of Mirant Americas Generation, LLC since May 2004 and Executive Vice President, Chief Financial Officer and Chief Restructuring Officer of Mirant Corporation. Elected Executive Vice President and Chief Financial Officer in May 2004 and Chief Restructuring Officer in August 2004. Prior to joining Mirant she was Executive Vice President and Chief Financial Officer of Delta Air Lines, Inc. from August 2000 to May 2004; Senior Vice President—Finance and Treasurer from February 2000 to August 2000; Vice President—Finance and Treasurer from September 1999 to February 2000 and Vice President—Corporate Tax from January 1999 to September 1999.

The following table sets forth information with respect to our executive officers as of January 1, 2005.

Name	Age	Position
Curtis A. Morgan	44

President , Chief Executive Officer and Manager Mr. Morgan has served as President and Chief Executive Officer since August 2003. He has served as Chief Operating Officer of Mirant Mid-Atlantic, LLC since March 2004 and is also Executive Vice President and Chief Operating Officer of Mirant Corporation. Elected Executive Vice President, North America effective August 25, 2003 and Executive Vice President and Chief Operating Officer in June 2004. Prior to joining Mirant, he was President, East Region, Reliant Energy Wholesale Group, where he was responsible for Reliant assets and markets in the mid-Western and Eastern United States from September 2000 to July 2003. He was Senior Vice President, Corporate Planning and Development, Reliant Energy from March 1998 to September 2000.

J. William Holden III	44

Senior Vice President, Chief Financial Officer and Treasurer Mr. Holden has been a Senior Vice President and Treasurer of Mirant Corporation since February 2002 and has served as Senior Vice President, Chief Financial Officer and Treasurer of Mirant Mid-Atlantic, LLC since November, 2002. Previously, he was Chief Financial Officer for Mirant’s Europe group from 2001 to February 2002; Vice President and Treasurer of Mirant from 1999 to 2001; Vice President, Operations and Business Development for Mirant’s South American region from 1996 to 1999; and Vice President, Business Development for Mirant’s Asia group from 1994 to 1995. He held various positions at Southern Company from 1985 to 1994 including Director of Corporate Finance.

Dan Streek	43

Vice President and Principal Accounting Officer Elected Vice President and Principal Accounting Officer effective February 20, 2003. Mr. Streek has also served as Vice President and Controller of Mirant Corporation, and Vice President and Principal Accounting Officer of Mirant Mid-Atlantic since February 2003. Prior to joining Mirant, he served as Chief Financial Officer of Aquila, Inc., a global energy company, from August 2001 to November 2002; Senior Vice President, Finance of Aquila Merchant Services, Inc. from January 2000 to August 2001 and Vice President and Assistant Controller for Aquila, Inc. from July 1998 to January 2000.

The executive officers of Mirant Americas Generation, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

Family Relationships

None

Certain Legal Proceedings

On July 14, 2003, Mirant and most of its domestic subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Certain of the Company’s officers are also officers or directors of other subsidiaries that filed for reorganization under Chapter 11. As such, each of the Company’s executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Audit Committee and Audit Committee Financial Expert

We do not have a separately designated standing Audit Committee. Because Mirant Americas Generation is an indirect wholly-owned subsidiary of Mirant Corporation, the Board of Managers does not have independent members and therefore has not separately designated a member as a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have equity securities registered pursuant to Section 12 of the Exchange Act and therefore do not have officers with Section 16 reporting obligations.

Code of Ethics for Senior Financial Officers

The Code of Ethics that applies to Mirant’s senior financial officers also applies to the senior financial officers of Mirant Americas Generation. A copy of the code is posted on Mirant’s website at www.mirant.com and also will be provided, without charge, upon request made in writing to the Corporate Secretary at 1155 Perimeter Center West, Atlanta, GA 30338. We intend to post any amendments and waivers to the Code of Ethics for senior financial officers on this website.

Shareholder Nominees to Board of Directors

We will not adopt procedures by which shareholders may recommend manager candidates because we are a wholly-owned subsidiary of Mirant Americas, Inc.

Item 11.                 Executive Compensation

Our executives and managers are not compensated separately for their service as executive officers and managers of Mirant Americas Generation.

We are a limited liability company that is managed by a sole member, Mirant Americas, Inc. All members of Mirant America’s Board of Managers are officers of Mirant or its subsidiaries, and they do not receive any additional compensation for their services as managers. Mirant Services, a direct subsidiary of Mirant, directly pays the salaries of our officers listed in Item 10. A portion of those salaries are effectively reimbursed to Mirant by us through an administrative services agreement with Mirant Services. Consequently, we have no compensation committee and no direct employment agreements.

None of our officers have any contracts or agreements in their capacities as officers of Mirant Americas Generation.

All members of our management are eligible to participate in certain employee benefit plans and arrangements sponsored by Mirant for its similarly situated employees. These may include the pension plan, savings plan, long-term incentive compensation plan, annual incentive compensation plan, health and welfare plans and other plans that may be established in the future.

All of our equity is held by our direct parent, Mirant Americas, Inc. Therefore, our equity is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Mirant Americas; therefore, none of our managers or officers holds any equity interests in Mirant Americas Generation.

Item 13.                 Certain Relationships and Related Transactions

Our relationships with affiliates and related transactions are described in Note 5 to our consolidated financial statements.

Item 14.                 Principal Accountant Fees and Services

Not Applicable.

Item 15.                 Exhibits and Financial Statements

(a)(1) and (2) Financial Statements.   See “Index to Financial Statements” set forth on page F-1.

(a)(3) Exhibit Index

Exhibit Number	Exhibit Name
1.1*

Purchase Agreement, dated as of October 2, 2001, among Mirant Americas Generation Inc. (the “Company”) and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc as “Initial Purchasers” (designated in Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 as Exhibit 1.1)

2.1*	Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Designated on Form 8-K filed January 19, 2005 as Exhibit 2.1).
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

4.7*	Fourth Supplemental Indenture (designated in Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 as Exhibit 4.5)
4.8*	Fifth Supplemental Indenture (designated in Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 as Exhibit 4.6)
10.1*	Form of Administrative Services Agreement (designated in Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 as Exhibit 10.1)

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

10.6*	Credit Facility B Credit Agreement Dated August 31, 1999 (designated as Exhibit 10.12 on Form 8-K filed February 12, 2003)
10.7*	Credit Facility C Credit Agreement Dated August 31, 1999 (designated as Exhibit 10.13 on Form 8-K filed February 12, 2003)
10.8*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Mid-Atlantic, LLC and Mirant Americas Energy Marketing, LP (designated in Mirant Mid-Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.23)

10.9*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Chalk Point, LLC and Mirant Americas Energy Marketing, LP (designated in Mirant Mid-Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.24)

10.10*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Peaker, LLC and Mirant Americas Energy Marketing, LP (designated in Mirant Mid-Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.25)

10.11*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Potomac River, LLC and Mirant Americas Energy Marketing, LP (designated in Mirant Mid-Atlantic, LLC Form 10-K for the year ended December 31, 2002 as Exhibit 10.26)

10.12*	Form of Amended and Restated Mirant Corporation Omnibus Incentive Compensation Plan (Designated on Mirant Corporation Form 10-K filed March 11, 2002 as Exhibit 10.29)
10.13*	Debtor-In-Possession Credit Agreement (Designated on Mirant Corporation Form 10-Q filed December 19, 2003 as Exhibit 10.88)
10.14*	California Settlement Agreement dated January 13, 2005 (Designated on Mirant Corporation Form 10-K for the year ended December 31, 2004 as Exhibit 10.39)
10.15*	Power Sale, Fuel Supply and Services Agreement dated January 1, 2004 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (unexecuted)
10.16*	Power Sale, Fuel Supply and Services Agreement dated January 1, 2004 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (unexecuted)

10.17*	Power Sale, Fuel Supply and Services Agreement dated January 1, 2004 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (unexecuted)
12.1*	Statement regarding ratio of earnings to fixed charges (designated in Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No.333-85124 as Exhibit 12.1)
16.1*	Arthur Andersen LLP letter to the Securities and Exchange Commission dated May 15, 2002 (designated as Exhibit 16 on Form 8-K filed May 16, 2002)
21.1*	Subsidiaries of Mirant Americas Generation, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26 day of July 2005.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ CURTIS A. MORGAN
President and Chief Executive Officer
(Principal Executive Officer)

MIRANT AMERICAS GENERATION, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 26, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title
/s/ CURTIS A. MORGAN	President and Chief Executive Officer of
Curtis A. Morgan	Mirant Americas Generation, LLC (Principal Executive Officer)
/s/ J. WILLIAM HOLDEN III	Sr. Vice President, Chief Financial Officer and
J. William Holden III	Treasurer of Mirant Americas Generation, LLC
(Principal Financial Officer)
/s/ DAN STREEK	Vice President of Mirant Americas Generation, LLC
Dan Streek	(Principal Accounting Officer)