Form 10-Q
period 2005-03-31
MIRANT AMERICAS GENERATING LLC
filed 2005-07-28
CIK 1140761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	51-0390520
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
Incorporation or Organization)		Identification No.)

1155 Perimeter Center West, Suite 100,	30338
Atlanta, Georgia	(Zip Code)
(Address of Principal Executive Officers)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number,	(Web Page)
Including Area Code)

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

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant Americas Generation, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2004 Annual Report on Form 10-K.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Revenues:
Affiliate	$381	$471
Nonaffiliate	50	77
Total operating revenues	431	548
Cost of fuel, electricity and other products—affiliate	210	300
Cost of fuel, electricity and other products—nonaffiliate	54	45
Total cost of fuel, electricity and other products	264	345
Gross Margin	167	203
Operating Expenses:
Generation facilities rent	25	24
Depreciation and amortization	23	23
Operations and maintenance—affiliate	62	70
Operations and maintenance—nonafiliate	57	58
Gain on sales of assets, net	(1)	—
Total operating expenses	166	175
Operating Income	1	28
Other (Expense) Income, net:
Interest expense—affiliate	(2)	—
Other, net	1	—
Total other expense, net	(1)	—
Income from Continuing Operations Before Reorganization Items and Income Taxes	—	28
Reorganization items, net	15	13
Provision (benefit) for income taxes	6	—
Net (Loss) Income	$(21)	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2005	At December 31, 2004
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$499	$414
Receivables:
Affiliate	250	246
Customer accounts	3	11
Price risk management assets—affiliate	23	11
Prepaid rent and other payments	124	133
Inventory	155	162
Other current assets	20	35
Total current assets	1,074	1,012
Property, Plant and Equipment, net	2,106	2,109
Noncurrent Assets:
Other intangible assets, net	205	207
Notes receivable from affiliate	478	478
Price risk management assets—affiliate	7	1
Prepaid rent	173	197
Other noncurrent assets	28	26
Total noncurrent assets	891	909
Total Assets	$4,071	$4,030
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$53	$51
Payable to affiliates	33	52
Price risk management liabilities—affiliate	120	62
Revenue subject to refund	5	5
Accrued taxes—affiliate	70	51
Accrued taxes	136	122
Other current liabilities	14	8
Total current liabilities	431	351
Noncurrent Liabilities:
Price risk management liabilities—affiliate	6	1
Other noncurrent liabilities	24	46
Total noncurrent liabilities	30	47
Liabilities Subject to Compromise	3,437	3,438
Member’s Equity:
Member’s interest	3,853	3,853
Accumulated deficit	(3,680)	(3,659)
Total member’s equity	173	194
Total Liabilities and Member’s Equity	$4,071	$4,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS of MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Accumulated Deficit
	(in millions)
Balance, December 31, 2004	$3,853	$(3,659)
Net loss	—	(21)
Balance, March 31, 2005	$3,853	$(3,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(21)	$15
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23	23
Unrealized losses on price risk management assets and liabilities—affiliate, net	45	38
Restructuring charges, net of amounts paid	—	4
Non-cash charge for reorganization items	3	—
Deferred income taxes	1	—
Gain on sale of assets, net	(1)	—
Changes in certain assets and liabilities:
Affiliate receivables	(4)	(45)
Customer accounts receivable	13	(2)
Inventory	7	5
Prepaid rent	25	24
Other assets	10	16
Accounts payable and accrued liabilities	—	(6)
Payable to affiliate	(18)	(1)
Accrued taxes—affiliate	31	—
Accrued taxes—nonaffiliate	(15)	16
Total adjustments	120	72
Net cash provided by operating activities	99	87
Cash Flows from Investing Activities:
Capital expenditures	(18)	(14)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(14)	(14)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net Increase in Cash and Cash Equivalents	85	73
Cash and Cash Equivalents, beginning of period	414	324
Cash and Cash Equivalents, end of period	$499	$397
Supplemental Cash Flow Disclosures:
(Cash refund received) cash paid for income taxes	$—	$(1)
Cash paid for interest	$2	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

A.   Description of Business

Overview

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

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel and labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note C.

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

New Accounting Standard Not Yet Adopted

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for the fiscal years ending after December 15, 2005. The Company will adopt the provisions of

FIN 47 on the earlier of its emergence from bankruptcy or the effective date. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B.   Bankruptcy Related Disclosures

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

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from Mirant North America), the Mirant Peaker, LLC (“Mirant Peaker”), Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Zeeland, LLC generating facilities and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation(for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as described in “Item 3. Legal Proceedings” of Mirant Americas Generation’s Form 10-K for the year ended December 31, 2004;

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

Accounting for Reorganization

The accompanying unaudited condensed consolidated financial statements of Mirant Americas Generation have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant Americas Generation’s unaudited condensed consolidated financial statements do not reflect adjustments that might be required if the Company (or each of the Mirant Debtors) is unable to continue as a going concern.

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $64 million for the three months ended March 31, 2005. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through March 31, 2005 is approximately $429 million. This amount includes approximately $262 million of interest related to Mirant Americas Generation long-dated bonds, which would be reinstated under the proposed Plan.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings primarily related to estimated claims and losses on rejected and amended contracts and professional fees for accounting and legal services. For the three months ended March 31, 2005 and 2004 the Company recorded $15 million and $13 million, respectively, in the accompanying unaudited condensed consolidated statements of operations.

	Three Months Ended March 31,
	2005	2004
Professional fees and administrative expense	$15	$10
Estimated claims and losses on rejected and amended contracts	3	4
Interest income, net	(3)	(1)
Total	$15	$13

Liabilities Subject to Compromise

The amounts subject to compromise at March 31, 2005 and December 31, 2004, consisted of the following items (in millions):

	March 31, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current at:
Accounts payable and accrued liabilities—affiliate	$172	$169
Accounts payable and accrued liabilities—nonaffiliate	494	498
Current portion of long-term debt	300	300
Items, absent the bankruptcy filings, that would have been considered noncurrent at:
Long-term debt	2,470	2,470
Other noncurrent liabilities	1	1
	$3,437	$3,438

C.   Related Party Arrangements and Transactions

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. The significant arrangements with these affiliated companies are described below. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of operations as operations and maintenance—affiliate (in millions):

	Three Months Ended March 31,
	2005	2004
Management, personnel and services agreement	$33	$35
Services agreements	11	15
Administration arrangement	18	20
Total	$62	$70

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance—affiliate	33	35
Total	$35	$37

Services Agreements with Mirant Americas Energy Marketing

The Company, through its subsidiaries, is a party to separate services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for fuel procurement for the Company’s facilities, as well as for executing contracts, including economic hedges, to reduce price risk. Each subsidiary of the company records amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the service agreements as a net accounts payable-affiliate or accounts receivable-affiliate because of each subsidiaries legal right of offset. During the period of the ECSA, services to Mirant Mid-Atlantic were provided under separate services and risk management agreements. Since May 1, 2003, these services have been provided under the Power and Fuel Agreements for 2003 and 2004. Beginning January 1, 2004, Mirant changed its allocation methodology related to its energy marketing overhead expenses. Under the new methodology, substantially all energy marketing overhead costs are now allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2005 and 2004, the Company incurred approximately $11 million and $15 million, respectively, in costs under these agreements. These costs are included in operations and maintenance — affiliate in the accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services

Beginning January 1, 2004, Mirant changed its allocation methodology related to the allocation of its corporate overhead expenses. Under the new methodology, substantially all of Mirant’s corporate overhead costs are now allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2005 and 2004, the Company incurred approximately $18 million and $20 million, respectively, in costs under these arrangements, which are included in operations and maintenance — affiliate in the accompanying unaudited condensed consolidated statements of operations.

Mirant Texas Tolling Arrangements with Mirant Americas Energy Marketing

Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively “Mirant Texas”), wholly-owned subsidiaries, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing paid Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas’ generating units in Texas. Mirant Americas Energy Marketing paid Mirant Texas a fee for each megawatt-hour (“MWh”) of energy generated. For the three months ended March 31, 2004, revenue from Mirant Americas Energy Marketing under the tolling agreement was approximately $3 million. In August 2004, Mirant Texas entered into a tolling agreement with a third party through December 2006. For the three months ended March 31, 2005, revenue under this third party tolling agreement was approximately $2 million.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the three months ended March 31, 2005 and 2004, the Company purchased $2 million and $11 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. For the three months ended March 31, 2005 and 2004, the Company sold allowances to Mirant Americas Energy Marketing for $5 million and $1 million, respectively. The allowances sold in the three months ended March 31, 2005 had a book value of $4 million resulting in a gain of $1 million, which is reflected in gross margin. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the three months ended March 31, 2005 and 2004 were $8 million and $7 million, respectively, and are recorded in cost of fuel, electricity and other products — affiliate in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2005, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $48 million, which are recorded in inventory in the accompanying unaudited condensed consolidated balance sheets.

Fuel Oil Sales to Mirant Peaker

For the three months ended March 31, 2005 and 2004, Mirant Mid-Atlantic sold approximately $9 million and $4 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker which approximated book value.

D.   Price Risk Management Assets and Liabilities

The fair values of Mirant Americas Generation’s price risk management assets-affiliate and price risk management liabilities-affiliate as of March 31, 2005 are included in the following table (in millions):

	Assets		Liabilities		Net Value at
	Current	Noncurrent	Current	Noncurrent	March 31, 2005
Electricity	$(44)	$2	$(135)	$(6)	$(183)
Natural gas	8	4	2	—	14
Crude oil	26	1	3	—	30
Residual/other	33	—	10	—	43
Total	$23	$7	$(120)	$(6)	$(96)

Of the total $96 million net value liability at March 31, 2005, a net price risk management liability of $97 million relates to contracts to be settled in 2005, a $6 million net price risk management liability relates to contracts to be settled in 2006 and a $7 million net price risk management asset relates to contracts to be settled in periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2005, was approximately six months. The net notional amount of the price risk management assets and liabilities at March 31, 2005, was a net short position of approximately 12 million equivalent MWh.

E.   Other Intangible Assets

Following is a summary of other intangible assets as of (in millions):

	Weighted	March 31, 2005		December 31, 2004
	Average
	Amortization	Gross		Gross
	Amount	Carrying	Accumulated	Carrying
	Lives	Amortization	Amount	Amortization	Accumulated
Trading rights	26 years	$27	$(2)	$27	$(1)
Development rights	40 years	62	(7)	62	(7)
Acquired emissions allowances	32 years	131	(16)	131	(15)
Other intangibles	30 years	12	(2)	12	(2)
Total other intangible assets		$232	$(27)	$232	$(25)

F.   Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. Mirant Mid-Atlantic has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $25 million and $24 million for the three months ended March 31, 2005 and 2004, respectively, and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic records rental expense for these leases on a straight-line basis. As of March 31, 2005 and December 31, 2004, Mirant Mid-Atlantic has paid approximately $260 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. In addition to the regularly-scheduled rent payments, Mirant Mid-Atlantic paid an additional $11 million as of March 31, 2005 and December 31, 2004, as required by the lease agreements. Of the $11 million payment made in 2005, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance in the accompanying unaudited condensed consolidated balance sheets.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in the Company’s consolidated financial statements if and when the events occur.

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at March 31, 2005 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

G.   Litigation and Other Contingencies

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

Effect of Chapter 11 Proceedings

On July 14, 2003 and July 15, 2003 (the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

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

As discussed below under California Settlement, the California Settlement became effective April 15, 2005. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s and therefore the Company’s potential liability in (1) the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001 and (3) any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy

Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that do not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that do not elect to opt into the settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under the intercompany agreements referred to above.

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

FERC Bidding Investigation:   On June 25, 2003, the FERC issued an order (the “Bidding Order”) initiating an investigation by its staff into bidding practices in the Cal PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than 50 parties, including Mirant Americas Energy Marketing. These entities were previously identified in a report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the Cal PX and CAISO at prices unrelated to costs. Under the contractual arrangements pursuant to which Mirant Americas Energy Marketing bought and resold electricity produced by the Company’s California generation assets, the Company’s subsidiaries could have had to reimburse Mirant Americas Energy Marketing for the amount of any disgorgement of profits required or other remedy imposed by the FERC upon Mirant Americas Energy Marketing. As discussed below under California Settlement, on April 15, 2005 the California Settlement became effective, and it has resulted in the termination of the FERC Staff’s investigation of Mirant Americas Energy Marketing’s bidding practices that was initiated under the Bidding Order.

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

California Settlement.   On January 14, 2005, Mirant and certain of its subsidiaries entered into the California Settlement with the California Parties and the Office of Market Oversight and Investigations of the FERC settling a variety of disputed matters. The Mirant entities that are parties to the California Settlement are Mirant, Mirant Americas, Mirant Americas Energy Marketing, Mirant Americas Energy Marketing Investments, Inc., the Company, Mirant California Investments, Inc., Mirant California, LLC, Mirant Delta, LLC, Mirant Potrero, LLC, Mirant Special Procurement, Inc., Mirant Services and Mirant Americas Development, Inc. (collectively, the “Mirant Settling Parties”). The California Parties are PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California. The effectiveness of the California Settlement was conditioned upon its approval by the CPUC, the Bankruptcy Court, the bankruptcy court having jurisdiction over PG&E’s bankruptcy proceedings initiated in 2001, and the FERC. The CPUC’s execution of the California Settlement signified its approval. The PG&E bankruptcy court approved the California Settlement on March 24, 2005, the FERC approved it on April 13, 2005, and the Bankruptcy Court approved it by order entered April 15, 2005, causing the settlement to become effective April 15, 2005.

Under the California Settlement, (1) Mirant Americas Energy Marketing and the other Mirant Settling Parties have assigned to the California Parties all receivables owed to Mirant Americas Energy Marketing for transactions in the markets administered by the Cal PX or the CAISO for the period January 1, 2000 through June 20, 2001, which are currently estimated by the parties to the California Settlement to be approximately $283 million and (2) the California Parties received an allowed, unsecured claim against Mirant Americas Energy Marketing in its Chapter 11 case for $175 million and the DWR received an additional allowed, unsecured claim against Mirant Americas Energy Marketing of $2.25 million. In return, the California Parties released all claims they may have against the Mirant Settling Parties related to sales of electricity or natural gas at wholesale in western markets in the period from January 1, 1998 through July 14, 2003, including all such claims filed by the California Parties in the Mirant Debtors’ Chapter 11 cases, in proceedings before the FERC, or in the four suits filed against Mirant, the Company and certain of its subsidiaries by the California Attorney General in March and April 2002 and August 2004. The Company estimates that, excluding duplicative claims, this settlement has compromised the bulk of the California energy market claims against Mirant Americas Energy Marketing at issue in the FERC Refund Proceedings. Also, the California Parties have assumed Mirant Americas Energy Marketing’s obligation to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, Mirant Americas Energy Marketing continues to be liable for any refunds that the FERC determines it to owe to (1) participants in the Cal PX or CAISO markets other than the California Parties (or other parties that have opted into the California Settlement) for periods outside the Refund Period or (2) parties with which Mirant Americas Energy Marketing engaged in bilateral electricity or natural gas transactions other than the California Parties (or other parties that have opted into the California Settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under intercompany agreements between those subsidiaries and Mirant Americas Energy Marketing.

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

In return for the releases it granted to the Mirant Settling Parties described in the previous paragraph, PG&E received allowed, unsecured claims against the Company’s subsidiary Mirant Delta that will receive a distribution of proceeds of $63 million, and either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration in the amount of $70 million (the “CC8 Alternative Consideration”).

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

Accounting Impact of California Settlement.   At March 31, 2005, the Company had recorded receivables and related reserves associated with amounts due to Mirant Americas Energy Marketing from the CAISO and Cal PX related to the period from October 2000 to June 2001 and reserves related to refunds under the RMR Agreements. The California Settlement resulted in a non-cash gain to the Company of approximately $161 million, to be recorded in the second quarter of 2005.

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

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from Potomac Electric Power Company (“PEPCO”), including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”), Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005, respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company’s subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company’s subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company’s subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

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

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot, PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

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

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

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

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett LLC, (“Mirant Lovett”) in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

New York Tax Proceedings

The Company’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline LLC, (“Mirant Bowline”) has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

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

Dick Corporation Litigation Regarding Kendall Upgrade

On January 7, 2003, Dick Corporation (“Dick”) filed a suit against the Company’s subsidiary Mirant Kendall, LLC, (“Mirant Kendall”) in the Superior Court for Middlesex County, Massachusetts, entitled Dick Corporation v. Southern Energy Kendall, LLC aka Mirant Kendall, LLC (the “Dick Suit”). Mirant Kendall had contracted with Dick for Dick to engineer, procure and construct an upgrade of an existing power plant facility owned by Mirant Kendall in Cambridge, Massachusetts, to a combined-cycle power plant. In its complaint, Dick asserts claims of breach of contract, quantum meruit, unjust enrichment and unfair business practices. Dick is seeking damages in excess of $33 million, plus interest and attorneys’ fees, and is seeking to have these damages trebled under Massachusetts’ unfair business practices statute. On January 13, 2003, Mirant Kendall filed a breach of contract and declaratory judgment action against Dick in the United States District Court for the District of Massachusetts entitled Mirant Kendall, LLC v. Dick Corporation (the “Mirant Suit”). Mirant Kendall is seeking to recover an unspecified amount of damages, plus interest and attorneys’ fees, and is seeking a declaration by the court of its rights under the contract with Dick. Mirant Kendall removed the Dick Suit to the federal district court, and on March 24, 2003 the district court issued an order consolidating the Dick Suit with the Mirant Suit.

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

Mirant Kendall and Dick Corporation have entered into a settlement agreement that resolves this dispute by giving Dick Corporation an allowed, secured claim against Mirant Kendall in the Chapter 11 proceedings for $11.5 million. Under the settlement agreement, Dick Corporation is to liquidate in a commercially reasonable manner any securities it receives under the plan of reorganization for Mirant Kendall within the period that begins four weeks after its receipt of such securities and ends 180 days after such receipt. To the extent that the proceeds received by Dick Corporation as a result of such liquidation are less than $11.5 million, then Mirant Kendall is to make up the difference in cash. The settlement was approved by the Bankruptcy Court on June 20, 2005. Pursuant to the terms of the settlement, Dick Corporation has caused St. Paul’s lien on the Kendall generating facility to be removed. The Company has recorded $16 million related to this claim in liabilities subject to compromise in the accompanying consolidated balance sheets as of March 31, 2005.

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

Environmental Contingency

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

H.   Income Taxes

The Company is a limited liability company and is treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas, the Company’s ultimate parent, has sole direct liability for the federal and state income taxes related to the Company’s operations, except for the Company’s subsidiaries that are separate tax payers. The Company allocates current and deferred taxes to each tax regarded member of its consolidated group as if each member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company has not recorded current period tax benefits based on a member’s ability to carry back its separate company current period net operating loss as the realization of such current period tax benefits are dependent on reimbursements from Mirant, at Mirant’s discretion under the tax sharing agreement. If the Company were to be allocated income taxes attributable to all its operations, the pro forma income tax expense attributable to income before tax is $3 million and $6 million for the periods ending March 31, 2005 and 2004, respectively. The pro forma balance of the Company’s deferred income taxes is a net asset of $4 million as of March 31, 2005.

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the bankruptcy process. On January 19, 2005, Mirant Corporation filed a Plan of Reorganization with the Bankruptcy Court, which was amended on March 25, 2005.

For our business, changing commodity prices can result in volatile financial results, as our derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. Instead, these derivative instruments are reflected in our financial statements at fair value, resulting in volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of unrealized gains and losses recognized in previous periods that settled in the current reporting period.

Our gross margin is $36 million lower for the first quarter of 2005 compared to first quarter 2004.

Gross margin for the Mid-Atlantic region is $53 million lower in first quarter 2005 compared to first quarter 2004. Of this decrease, $24 million relates to higher unrealized losses on our derivative contracts primarily due to increases in forward electricity prices in both periods, $22 million relates to lower generation volumes, $25 million relates to higher realized losses on economic power hedges and $15 million relates to increased emissions and fuel expenses due to higher unit prices. These decreases were partially offset by an increase of $15 million due to higher settlement prices on energy, a $12 million gain due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel—affiliate in the first quarter of 2005 and an increase of $9 million due to higher prices for capacity and ancillary services.

Gross margin for the Northeast region is $20 million higher in first quarter 2005 compared to first quarter 2004. Of this increase, $21 million relates to lower realized losses on economic power hedges, bilateral contracts and load deals, $15 million relates to net unrealized gains on our derivative contracts, and $13 million relates to realized gains on fuel hedges. These increases were offset by decreases of $17 million due to lower generation volumes as a result of reduction in spark spreads, $8 million due to gas sales in 2004 that were not repeated in 2005 and $6 million resulting from an increase in fuel prices greater than the increase in energy prices.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ Decrease
Operating Revenues:
Affiliate	$381	$471	$(90)
Nonaffiliate	50	77	(27)
Total operating revenues	431	548	(117)
Cost of fuel, electricity and other products:
affiliate	210	300	(90)
nonaffiliate	54	45	9
Total cost of fuel, electricity and other products	264	345	(81)
Gross Margin	167	203	(36)
Operating Expenses:
Generation facilities rent	25	24	1
Depreciation and amortization	23	23	—
Operations and maintenance
affiliate	62	70	(8)
nonaffiliate	57	58	(1)
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	166	175	(9)
Operating Income	1	28	(27)
Other (Expense) Income, net:	(1)	—	(1)
Reorganization items, net	15	13	2
Provision (benefit) for income taxes	6	—	6
Net (Loss) Income	$(21)	$15	$(36)

The following table summarizes gross margin by region (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Mid-Atlantic	$65	$118	$(53)
Northeast	71	51	20
West and other	31	34	(3)
Total	$167	$203	$(36)

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended March 31,
	2005	2004	Decrease
Mid-Atlantic	42%	50%	(8)%
Northeast	40%	48%	(8)%
West	10%	16%	(6)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended March 31,
	2005	2004	Decrease
Mid-Atlantic	3,916	4,685	(769)
Northeast	2,608	3,257	(649)
West	651	1,049	(398)
Total	7,175	8,991	(1,816)

Gross Margin.   Our gross margin decreased by $36 million for the three months ended March 31, 2005 compared to the same period for 2004 primarily due to the following:

•                    Mid-Atlantic operations gross margin decreased $53 million primarily due to the following:

•                     A decrease of $22 million due to lower generation volumes. This decrease in generation volumes is primarily due to a narrowing of the spark spread. The increase in spot market prices for coal and oil exceeded the increases in spot market prices for electricity.

•                     A decrease of $25 million related to realized losses on economic power hedges, partially offset by an increase of $15 million resulting from higher settlement prices received on energy sold in the spot market.

•                     A decrease of $6 million resulting from increased emissions expense, primarily due to higher prices for SO2 emissions allowances.

•                     A decrease of $9 million related to higher unit prices for fuel.

•                     An increase of $12 million due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel-affiliate.

•                     An increase of $9 million due to higher prices for capacity and ancillary services.

•                     A decrease of $24 million related to higher unrealized losses from derivative instruments of $56 million in 2005 compared to $32 million in 2004. These unrealized losses are primarily due to increases in forward electricity prices in both periods. As we primarily have fixed price coal contracts, we primarily use derivative instruments to economically hedge future power prices.

•                    Northeast operations gross margin increased $20 million despite a decrease in generation volumes primarily due to the following:

•                     An increase of $21 million resulting from lower realized losses on economic power hedges, bilateral contracts and load deals.

•                     An increase of $13 million due to realized gains on fuel hedges.

•                     An increase of $2 million related to capacity income earned under a new reliability-must-run contract for Kendall.

•                     A decrease of $17 million due to lower generation volumes as a result of a reduction in spark spreads.

•                     A decrease of $6 million resulting from an increase in fuel prices that was greater than the increase in energy prices.

•                     A decrease of $8 million due to no gas sales in 2005 compared to a gain of $8 million in 2004.

•                     An increase of $15 million related to net unrealized gains on derivative instruments resulting from increased gains on fuel hedges mainly due to higher forward oil prices which were partially offset by increased losses on power hedges resulting from higher forward power prices.

•       West operations gross margin decreased $3 million primarily due to one of our generation facilities no longer running under a reliability-must-run contract beginning in 2005. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs.

Operating Expenses.   Our operating expenses decreased by $9 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to lower allocated corporate costs reflected in operations and maintenance—affiliate from Mirant Services of $2 million and Mirant Americas Energy Marketing of $4 million.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including us, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. Under the intercompany cash management program, the Bankruptcy Court imposed borrowing limits for intercompany loans among the respective subsidiary sub-groups. In December 2004, the Bankruptcy Court amended the intercompany cash management program to exclude from the intercompany borrowing limits amounts borrowed by Mirant Americas Energy Marketing from the non-Mirant Americas Energy Marketing sub-groups to fund cash collateral posted and cash prepayments made to third parties on account of transactions entered into by Mirant Americas Energy Marketing for the benefit of the members of the non-Mirant Americas Energy Marketing sub-groups. All intercompany transfers by such Mirant entities are recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group. Upon entering into the debtor-in-possession credit facility, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

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

Under the leveraged leases, Mirant Mid-Atlantic is not permitted to make any dividends, distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. The projected fixed charge coverage ratios are based on projections that were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and were not audited, reviewed, or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. If Mirant Mid-Atlantic were to calculate the fixed charge coverage ratios under the leveraged leases as of June 30, 2005, we expect that Mirant Mid-Atlantic would meet the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the expected historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA”, as defined in the lease agreement, of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. The relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in Mirant Mid-Atlantic assuming the leases with the same or similar limitations on restricted payments, Mirant Mid-Atlantic intends to seek confirmation of its application of the calculation of the fixed charge coverage ratio.

Cash Flows

Operating Activities.   Cash provided by operating activities increased $12 million for the three months ended March 31, 2005 compared to the same period in 2004. The change is detailed as follows (in millions):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Cash provided by operating activities excluding working capital and other assets and liabilities	$50	$80	$(30)
Cash provided by working capital and other assets and liabilities	49	7	42
Net cash provided by operating activities	$99	$87	$12

Net cash provided by operating activities excluding the effects of working capital was $50 million for the three months ended March 31, 2005 compared to $80 million for the same period in 2004. Our gross margin decreased $36 million, which included $7 million of higher unrealized losses on derivative instruments. The decrease in cash related to lower realized gross margin is primarily due to lower generation volumes, higher unit prices for fuel and emissions and losses on realized economic power hedges, partially offset by a cash settlement on a coal contract, gains on realized economic fuel hedges and higher prices for capacity and ancillary services at our Mid-Atlantic facilities.

During the three months ended March 31, 2005, working capital changes, which are reflected as changes in operating assets and liabilities, provided $49 million in cash compared to $7 million of cash for the same period in 2004. This increase of $42 million is primarily due to favorable changes in receivables from affiliate of $41 million, customer accounts receivable of $15 million, accounts payable and accrued liabilities of $6 million offset by an unfavorable change in payables to affiliate of $17 million.

Investing activities:   Net cash used in investing activities was $14 million for the three months ended March 31, 2005 and March 31, 2004. An increase in capital expenditures of $4 million was offset by $4 million in proceeds received in 2005 from the sale of our Bowline gas turbines in 2004.

Financing Activities.   There were no financing activities for the three months ended March 31, 2005 and 2004.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to these constituencies. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Environmental

Regional Greenhouse Gas Initiative

Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Clean Water Act

The Clean Water Act and renewal of National and State Pollution Discharge Elimination System will require additional investment at many of the Mirant facilities. In the next year we expect draft permits to be issued for our Canal and Bowline facilities that require additional capital investment and operational changes. The Kendall facility is in advanced stages of the permitting process and the United States Environmental Protection Agency is reviewing the response received from the draft permit issued in 2004.

The effects of new Clean Water Act regulations and permit renewal process at other facilities is currently under review.

Maryland 4 Pollutant Legislation

The Maryland State Legislature introduced a “multi-pollutant” bill during the 2005 session, which sought to reduce emissions of NOx, SO2, mercury (“Hg”), and CO2 from the seven coal fired generating stations in Maryland. The Morgantown plant, Chalk Point plant, and Dickerson plant were included in the list of affected facilities. The bill set forth strict plant-specific emissions limits with no opportunity to purchase or trade emissions allowances to comply. Ultimately, the bill did not reach the House floor for a full vote, however legislation of this kind gains increasing support each year it is introduced. If a multi-pollutant bill were to be passed into law in Maryland, actions required to comply could include material modifications to the plants located in the state.

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

Potential Applicability of Fresh Start Accounting

We may be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our unaudited condensed consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different from historical trends and these differences may be material.

Accounting for Price Risk Management Activities

Our business uses derivatives and other energy contracts to economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities—affiliate in our unaudited condensed consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

The fair value amounts contained within our unaudited condensed consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

The fair value of price risk management assets—affiliate and price risk management liabilities—affiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenues—affiliate and as cost of fuel, electricity and other products—affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not qualify for cash flow or fair value hedge accounting under SFAS 133, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to March 31, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, and debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of March 31, 2005:

	Total number of Claims	Total Claims Exposure
		(in millions)
Total Claims Filed	822	$91,110
Less:
Redundant claims	43	1,859
Claims with basis for objection	312	86,271
Total Claims	467	2,980
Additional scheduled liabilities		15
Remaining Claims		$2,995

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $3 billion, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of March 31, 2005. The $1.2 billion of estimated liabilities is mainly related to our operating leases.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is also sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of March 31, 2005.

For a further discussion of market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.   Controls and Procedures

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2005. Based upon this assessment, our management concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting us to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant Americas Generation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.                        Exhibits

(a)   Exhibits.

2.2	*	First Amendment to the Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Designated on Form 8-K of Mirant Corporation filed March 25, 2005 as Exhibit 2.1).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of July, 2005.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ DAN STREEK
Dan Streek
Vice President and Controller Principal Accounting Officer)