Form 10-Q
period 2005-06-30
MIRANT AMERICAS GENERATING LLC
filed 2005-08-11
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	51-0390520
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia	30338 (Zip Code)
(Address of Principal Executive Offices)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number, Including Area Code)	(Web Page)

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

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter (“OTC”) and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management activities as expected;

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

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission operators (“RTOs”) that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us;

•       the inability of our operating subsidiaries to generate sufficient cash flow and our inability to access that cash flow to enable us to make debt service and other payments;

•       our substantial consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the potential adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) on July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005, as amended on March 25, 2005, and any subsequent amendments thereto (the “Plan”);

•       the Mirant Debtors’ ability to satisfy the conditions precedent to the effectiveness of the proposed Plan, including their ability to secure the necessary financing;

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the Bankruptcy Court, the U.S. District Court for the Northern District of Texas, the U.S. Court of Appeals for the Fifth Circuit, the Federal Energy Regulatory Commission (the “FERC”)  and other legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts and to modify the covenants of the Mirant Mid-Atlantic leveraged leases;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       our ability to attract and retain key employees;

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues:
Affiliate	$452	$376	$833	$847
Nonaffiliate	32	92	82	169
Total operating revenues	484	468	915	1,016
Cost of fuel, electricity and other products—affiliate	215	251	425	551
Cost of fuel, electricity and other products—nonaffiliate	34	44	88	89
Total cost of fuel, electricity and other products	249	295	513	640
Gross Margin	235	173	402	376
Operating Expenses:
Generation facilities rent	26	24	51	48
Depreciation and amortization	22	21	45	44
Operations and maintenance—affiliate	59	68	121	138
Operations and maintenance—nonaffiliate	70	64	127	122
Gain on sales of assets, net	—	—	(1)	—
Total operating expenses	177	177	343	352
Operating Income (Loss)	58	(4)	59	24
Other (Expense) Income, net:
Interest expense—affiliate	(2)	(2)	(4)	(2)
Interest expense—nonaffiliate	(1)	(1)	(1)	(1)
Other, net	1	1	2	1
Total other expense, net	(2)	(2)	(3)	(2)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	56	(6)	56	22
Reorganization items, net	(150)	31	(135)	44
(Benefit) provision for income taxes	—	1	6	1
Net Income (Loss)	$206	$(38)	$185	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2005	At December 31, 2004
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$429	$414
Receivables:
Affiliate	208	246
Customer accounts	1	11
Price risk management assets—affiliate	27	11
Prepaid rent and other payments	116	133
Inventory	167	162
Other current assets	21	35
Total current assets	969	1,012
Property, Plant and Equipment, net	2,115	2,109
Noncurrent Assets:
Other intangible assets, net	203	207
Notes receivable from affiliate	478	478
Price risk management assets—affiliate	17	1
Prepaid rent	214	197
Other noncurrent assets	77	26
Total noncurrent assets	989	909
Total Assets	$4,073	$4,030
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$49	$51
Payable to affiliate	33	52
Price risk management liabilities—affiliate	70	62
Revenue subject to refund	—	5
Accrued taxes—affiliate	54	51
Accrued taxes—nonaffiliate	149	122
Other current liabilities	73	8
Total current liabilities	428	351
Noncurrent Liabilities:
Price risk management liabilities—affiliate	1	1
Other noncurrent liabilities	32	46
Total noncurrent liabilities	33	47
Liabilities Subject to Compromise	3,233	3,438
Member’s Equity:
Member’s interest	3,853	3,853
Accumulated deficit	(3,474)	(3,659)
Total member’s equity	379	194
Total Liabilities and Member’s Equity	$4,073	$4,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS of MEMBER’S EQUITY (UNAUDITED)

	Member’s	Accumulated
	Interest	Deficit
	(in millions)
Balance, December 31, 2004	$3,853	$(3,659)
Net income	—	185
Balance, June 30, 2005	$3,853	$(3,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$185	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45	44
Unrealized (gains) losses on price risk management assets and liabilities—affiliate, net	(24)	63
Restructuring charges, net of amounts paid	—	25
Non-cash charge for reorganization items	(164)	—
Deferred income taxes	2	(3)
Gain on sale of assets, net	(1)	—
Changes in certain assets and liabilities:
Affiliate receivables	(42)	(78)
Customer accounts receivable	15	1
Inventory	14	(1)
Prepaid rent	(17)	(13)
Other assets	20	30
Accounts payable and accrued liabilities	18	7
Payable to affiliate	(4)	(6)
Accrued taxes—affiliate	(5)	(1)
Accrued taxes—nonaffiliate	19	34
Total adjustments	(124)	102
Net cash provided by operating activities	61	79
Cash Flows from Investing Activities:
Capital expenditures	(50)	(37)
Issuance of notes receivables from affiliate	—	(33)
Proceeds from the sale of assets	4	—
Net cash used in investing activities	(46)	(70)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net Increase in Cash and Cash Equivalents	15	9
Cash and Cash Equivalents, beginning of period	414	324
Cash and Cash Equivalents, end of period	$429	$333
Supplemental Cash Flow Disclosures:
Cash refund received for income taxes	$—	$(1)
Cash paid for interest	$2	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

The financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Americas Generation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

New Accounting Principle Not Yet Adopted

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for the fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date of FIN 47. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

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

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       a single intermediate holding company, Mirant North America, LLC (“Mirant North America”), will be formed under Mirant Americas Generation and will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”);

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

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion. In addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from Mirant North America), Mirant Peaker, LLC (“Mirant Peaker”), Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Zeeland, LLC and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, subject to market conditions, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

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

At present, the proposed Plan has not been approved by any of the Committees established by the office of the United States Trustee in Mirant’s bankruptcy proceedings that represent the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation and the equity security holders of Mirant (the “Statutory Committees”). As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, as subsequently amended, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if, or when, the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if, and when, some or all of the Mirant Debtors may emerge from bankruptcy protection under Chapter 11.

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

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $56 million and $115 million for the three and six months ended June 30, 2005, respectively, exclusive of any potential amounts attributable to compound interest, default interest and additional interest relating to the Company’s failure to meet certain reporting requirements. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through June 30, 2005 is approximately $454 million, exclusive of any potential amounts attributable to compound interest, default interest in the amount of approximately $11 million and additional interest relating to the Company’s failure to meet certain reporting requirements in the amount of approximately $23 million. This amount includes approximately $285 million of interest related to Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, which would be reinstated under the proposed Plan, excluding additional interest relating to the Company’s failure to meet certain reporting requirements in the amount of approximately $16 million.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings primarily related to estimated claims and professional fees for accounting and legal services. For the three and six months ended June 30, 2005, the Company recorded a net gain of $150 million and $135 million, respectively, and a net expense of $31 million and $44 million for the same periods in 2004, in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2005, the following represent the significant items within this category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Professional fees and administrative expense	$20	$11	$35	$21
Estimated claims	(167)	21	(164)	25
Interest income, net	(3)	(1)	(6)	(2)
Total	$(150)	$31	$(135)	$44

Liabilities Subject to Compromise

The amounts subject to compromise consisted of the following items (in millions):

	June 30, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current at:
Accounts payable and accrued liabilities—affiliate	$184	$169
Accounts payable and accrued liabilities—nonaffiliate	278	498
Current portion of long-term debt	800	300
Items, absent the bankruptcy filings, that would have been considered noncurrent at:
Long-term debt	1,970	2,470
Other noncurrent liabilities	1	1
Total	$3,233	$3,438

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

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the Federal Energy Regulatory Commission (the “FERC”) from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the First Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the First Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Second Rejection Motion and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court stating that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

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

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until either (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting that the district court reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order, the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO by April 25, 2005 all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

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

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

C. Related Party Arrangements and Transactions

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. Amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the Service Agreements are recorded by each subsidiary of the Company as a net accounts payable—affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of operations as operations and maintenance—affiliate (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Management, personnel and services	$34	$35	$67	$70
Services agreements	12	15	23	30
Administration arrangement	13	18	31	38
Total	$59	$68	$121	$138

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$4
Operations and maintenance expense—affiliate	34	35	67	70
Total	$36	$37	$71	$74

Mirant Texas Tolling Arrangements with Mirant Americas Energy Marketing

Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively “Mirant Texas”), wholly-owned subsidiaries, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing paid Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas’ generating units in Texas. Mirant Americas Energy Marketing paid Mirant Texas a fee for each megawatt-hour (“MWh”) of energy generated. For the three and six months ended June 30, 2004, revenue from Mirant Americas Energy Marketing under the tolling agreement was approximately $4 million and $7 million, respectively. In August 2004, Mirant Texas entered into a tolling agreement with a third party through December 2006.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the six months ended June 30, 2005 and 2004, the Company purchased $4 million and $11 million, respectively, of emissions allowances from

Mirant Americas Energy Marketing. For the six months ended June 30, 2005 and 2004, the Company sold allowances to Mirant Americas Energy Marketing for $5 million and $2 million, respectively. The allowances sold in the six months ended June 30, 2005 had a book value of $4 million resulting in a gain of $1 million, which is reflected in gross margin. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the three and six months ended June 30, 2005 were $12 million and $20 million, respectively, compared to $16 million and $23 million for the same periods in 2004, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $4 million for both the three and six months ended June 30, 2005, respectively. There was no expense recorded for the same periods in 2004 for lower of cost or market write downs. As of June 30, 2005, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $34 million, which are recorded in inventory in the accompanying unaudited condensed consolidated balance sheets. In addition, emissions allowances of $20 million related to the Company’s California assets were recorded in inventory as a result of the California Settlement.

Fuel Oil Sales to Mirant Peaker

For the three and six months ended June 30, 2005, the Company sold $0 and $9 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker, which approximated book value, compared to $3 million and $7 million for the same periods in 2004.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant Americas Generation’s price risk management assets—affiliate and price risk management liabilities—affiliate, net of reserves, as of June 30, 2005 are included in the following table (in millions):

	Assets		Liabilities		Net Value at
	Current	Noncurrent	Current	Noncurrent	June 30, 2005
Electricity	$(33)	$(8)	$(94)	$(1)	$(136)
Natural gas	2	3	3	—	8
Crude oil	21	—	2	—	23
Residual oil	37	—	1	—	38
Coal/other	—	22	18	—	40
Total	$27	$17	$(70)	$(1)	$(27)

Of the total $27 million net value liability at June 30, 2005, a net price risk management liability of $49 million relates to contracts to be settled in 2005 and a $22 million net price risk management asset relates to contracts to be settled in periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2005, was approximately eight months. The net notional amount of the price risk management assets and liabilities at June 30, 2005, was a net short position of approximately 1.4 million equivalent MWh.

During the second quarter of 2005, the Company was required to fair value certain of its coal contracts that were historically accounted for on an accrual basis pursuant to the normal purchases or normal sales exclusion of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments, (“SFAS 133”). Due to amendments to the terms of the coal contracts or the Company’s inability to continue to assert expected physical receipt and consumption of coal volumes in the normal course of business, these coal contracts no longer qualified for the normal purchases or normal sales exclusion. The fair value of these coal contracts, net of reserves, at June 30, 2005 approximated $39 million with a corresponding unrealized gain recorded in cost of fuel, electricity and other products—affiliate in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005.

A coal mine that serves as a source for coal under one of these contracts is having various production issues, including a possible force majeure event. These issues have been considered in the calculation of fair value of the contract at June 30, 2005. If these production issues continue, the fair value of the contract may need to be adjusted downward.

E. Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. Mirant Mid-Atlantic has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $26 million and $51 million for the three and six months ended June 30, 2005, respectively, as compared to $24 million and $48 million for the same periods in 2004 and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of operations. While there is variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic recognizes rental expense for these leases on a straight-line basis. As of June 30, 2005 and December 31, 2004, Mirant Mid-Atlantic has paid approximately $295 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by Mirant. In addition to the regularly scheduled rent payments, Mirant Mid-Atlantic paid an additional $6 million and $11 million as of June 30, 2005 and December 31, 2004, respectively, as required by the lease agreements.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim filed by the Mirant Debtors, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

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

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at June 30, 2005 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

F. Litigation and Other Contingencies

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

California and Western Power Markets

FERC Refund Proceedings:   On July 25, 2001, the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (the “CAISO”) or the California Power Exchange (the “Cal PX”) from October 2, 2000 through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. Mirant believes that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing. Agreements that were in effect at the time of the transactions at issue between Mirant Americas Energy Marketing and the Company’s subsidiaries that own generating facilities in California would shift some of the economic burden of such refunds or the benefit of such receivables from Mirant Americas Energy Marketing to those subsidiaries.

In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California Attorney General, the California Public Utility Commission (the “CPUC”) and the California Electricity Oversight Board (the “EOB”) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

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

On January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC settling a variety of disputed matters. The Mirant entities that are parties to the California Settlement are Mirant, Mirant Americas, Mirant Americas Energy Marketing, Mirant Americas Energy Marketing Investments, Inc., the Company,

Mirant California Investments, Inc., Mirant California, LLC, Mirant Delta, LLC, Mirant Potrero, LLC, Mirant Special Procurement, Inc., Mirant Services and Mirant Americas Development, Inc. (collectively, the “Mirant Settling Parties”). The California Settlement was approved by the FERC on April 13, 2005 and became effective April 15, 2005 upon its approval by the Bankruptcy Court. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s and therefore the Company’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001 and (3) in any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement). This liability of Mirant Americas Energy Marketing could result in additional liability of the Company’s subsidiaries to Mirant Americas Energy Marketing under the intercompany agreements referred to above.

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective. On April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to that agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Mirant entities will now seek approval from the Bankruptcy Court.

Accounting Impact of California Settlement.   Historically, the Company had recorded receivables and related reserves associated with amounts due to Mirant Americas Energy Marketing from the CAISO and Cal PX related to the period from October 2000 to June 2001 and reserves related to disputed refunds under certain Reliability-Must-Run Agreements that were resolved by the California Settlement. Upon the California Settlement’s effectiveness on April 15, 2005, the Company recognized a non-cash gain of approximately $161 million in reorganization items, net in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005.

Mirant Americas Generation Bondholder Suit

On June 10, 2003, certain holders of senior notes of the Company maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, the Company, certain past and present Mirant directors, and certain past and present Company managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and the Company’s managers. In addition, the plaintiffs challenge certain dividends and distributions made by the Company prior to the Petition Date. The plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The Mirant Americas Generation Creditor Committee in 2003 filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of the Company, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. On June 15, 2005, the Mirant Americas Generation Creditor Committee again filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. On June 30, 2005, the Bankruptcy Court issued an oral ruling that if the Mirant Debtors had not by July 8, 2005 entered into agreements with the individual defendants in this action tolling the running of any statute of limitations, then the Mirant Americas Generation Creditor Committee would be authorized to file claims against those defendants on behalf of the estate of Mirant Americas Generation. The Mirant Debtors did obtain tolling agreements from each of the individual defendants.

In December 2003, Lehman Commercial Paper Inc. (“Lehman”), as agent for various lenders under certain pre-petition credit agreements, filed a claim against the Company in the bankruptcy proceedings. In December 2003, Wells Fargo Bank, N.A. (“Wells Fargo”) also filed claims in the bankruptcy proceedings as successor indenture trustee for bond indebtedness under a certain indenture against the Company. In addition to their original claims, Lehman and Wells Fargo filed contingent, unliquidated supplemental claims against the Company, Mirant and a number of other subsidiaries of Mirant (the “Supplemental Claims”) seeking recovery of principal, interest, fees, and costs under the Mirant Americas Generation loan documents and bond documents, respectively. In their Supplemental

Claims, Lehman and Wells Fargo essentially seek to preserve whatever rights and remedies they may have, if any, based upon the claims previously sought to be asserted by the Mirant Americas Generation Creditor Committee or other claims identified through discovery.

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against Mirant Americas Generation and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against Mirant Americas Generation and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn without prejudice, (B) the Bar Date is extended for the Supplemental Claims, to the extent that they are not property of the estates of or derivative of a Mirant Debtor (the “Withdrawn Claims”), through the date of confirmation of a plan in the Mirant Debtors’ Chapter 11 proceedings, (C) to the extent the Supplemental Claims are derivative, the rights of Lehman, Wells Fargo or any other party in interest to assert the Supplemental Claims or any issue relating thereto in connection with the confirmation of a plan of reorganization would be preserved and (D) the rights of Lehman, Wells Fargo and the Mirant Americas Generation Committee to seek leave to assert the Supplemental Claims would be preserved.

Mirant Americas Generation Securities Class Action

On June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants the Company and certain current and former officers and managers of the Company. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of the Company pursuant to or traceable to an exchange offer completed by the Company in May 2002 in which $750 million of bonds registered under the Securities Act of 1933 were exchanged for $750 million of previously issued senior notes of the Company. The plaintiff alleges, among other things, that the Company’s restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys’ fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to the Company by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Company to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court’s order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed the Company as a defendant, without prejudice, and filed a proof of claim against the Company in the bankruptcy proceedings asserting the same claims set forth in the lawsuit.

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

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Mid-Atlantic’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at Mirant Potomac River’s plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by

Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

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

Mirant NY-Gen Pipeline Leak.   In the fall of 2003, Mirant NY-Gen, LLC (“Mirant NY-Gen”) discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the New York State Department of Environmental Conservation (“NYSDEC”) and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the contamination, the exact cost of remediation is unknown at this time.

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC) and to pay a civil penalty in the amount of $100,000. The outcome of this proceeding cannot now be determined.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett, LLC (“Mirant Lovett”) in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

New York Tax Proceedings

The Company’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in 41 proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline, LLC (“Mirant Bowline”) has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

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

On March 21, 2005, the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and the two subsidiaries of the Company based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The Bankruptcy Court approved the settlement agreement on August 3, 2005.

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

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

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

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response to finding the sinkhole, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level by 40 feet, and cleaned the diversion tunnel. The dam is currently stabilized, but is in need of additional repairs before lake levels can be restored to normal. Mirant NY-Gen currently expects to spend approximately $5.6 million in order to properly repair the dam, but the cost of the repairs could be substantially in excess of this amount. It expects these repairs to be complete by the second quarter of 2006. Mirant NY-Gen currently expects to recover insurance proceeds of approximately $3.2 million with regard to these repair costs, but if the costs of the repair are higher than anticipated then the Company intends to pursue additional insurance recoveries. As a result of the sinkhole, Mirant NY-Gen is required to perform a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a greater than the maximum capacity event. The Company does not expect to know the results of the flood study until the fourth quarter of 2005. The costs of remedial work, if any, are unknown at this time, but could be significant.

G. Income Taxes

The Company is a limited liability company and is treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas, the Company’s ultimate parent, has sole direct liability for the federal and state income taxes related to the Company’s operations, except for the Company’s subsidiaries that are separate taxpayers. The Company allocates current and deferred taxes to each tax regarded member of its consolidated group as if each member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company has not recorded current period tax benefits based on a member’s ability to carry back its separate company current period net operating loss as the realization of such current period tax benefits are dependent on reimbursements from Mirant, at Mirant’s discretion under the tax sharing agreement. If the Company were to be allocated income taxes attributable to all its operations, the pro forma income tax expense attributable to income before tax is $(1) million and $2 million for the three and six months ended June 30, 2005, respectively, and $5 million and $11 million for the same periods in 2004. The pro forma balance of the Company’s deferred income taxes is a net asset of $4 million as of June 30, 2005.

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

On January 19, 2005, we filed our initial proposed plan of reorganization with the Bankruptcy Court, which we amended on March 25, 2005. We spent significant time and effort in our second quarter of 2005 participating in proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005 from the Bankruptcy Court, as subsequently amended, we are now working with the Examiner appointed by the Office of The United States Trustee and The Blackstone Group to reflect modifications to our business plan and the valuation report prepared by The Blackstone Group based on the Bankruptcy Court’s instructions. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors that can be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, we do not expect to complete these modifications ordered by the Bankruptcy Court before the end of September 2005. At this time, we are unable to predict the timing of our emergence from bankruptcy protection.

The key financial performance factors that have influenced our results are continued narrow conversion spreads and changes in the Company’s accounting for certain coal contracts that have given rise to the recognition of the fair value of certain coal contracts historically accounted for on an accrual basis of accounting.

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

Our cash flows from operations decreased $18 million for the six months ended June 30, 2005 compared to the same period in 2004. The decrease in cash related to lower realized gross margin is primarily due to lower generation volumes, higher unit prices for fuel and emissions and losses on realized economic power hedges, partially offset by a cash settlement on a coal contract, gains on realized economic fuel hedges and higher prices for energy and ancillary services at our Mid-Atlantic facilities. Net cash provided by changes in operating assets and liabilities increased $45 million primarily due to a smaller increase in receivables—affiliate as a result of lower gross margin.

Our gross margin increased $62 million and $26 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. In 2005, we had an increase in unrealized gains of $89 million and $85 million for the three and six months ended June 30, respectively, compared to the same periods in 2004, primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005. Unrealized gains in 2005 also resulted from the settlement of unfavorable power hedges in both the three and six month ended June 30, 2005. These gains were partially offset by unrealized losses on power contracts. Our realized gross margin decreases of $27 million and $59 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 stem from lower generation volumes, the expiration of a reliability-must-run (“RMR”) contract for one our generation facilities and narrower conversion spreads after taking into account the results of realized hedging activity.

Results of Operations

Our gross margin and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Gross Margin
Affiliate	$237	$125	$112	$408	$296	$112
Nonaffiliate	(2)	48	(50)	(6)	80	(86)
Total gross margin	235	173	62	402	376	26
Operating Expenses:
Generation facilities rent	26	24	2	51	48	3
Depreciation and amortization	22	21	1	45	44	1
Operations and maintenance
Affiliate	59	68	(9)	121	138	(17)
Nonaffiliate	70	64	6	127	122	5
Loss (gain) on sales of assets, net	—	—	—	(1)	—	(1)
Total operating expenses	177	177	—	343	352	(9)
Operating Income (Loss)	58	(4)	62	59	24	35
Other (Expense) Income, net	(2)	(2)	—	(3)	(2)	(1)
Reorganization items, net	(150)	31	(181)	(135)	44	(179)
(Benefit) provision for income taxes	—	1	(1)	6	1	5
Net Income (Loss)	$206	$(38)	$244	$185	$(23)	$208

The following table summarizes gross margin by region (in millions):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mid-Atlantic	$154	$73	$81	$219	$191	$28
Northeast	50	50	—	121	101	20
West and other	31	50	(19)	62	84	(22)
Total	$235	$173	$62	$402	$376	$26

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mid-Atlantic	34%	41%	(7)%	38%	45%	(7)%
Northeast	23%	26%	(3)%	31%	37%	(6)%
West	10%	21%	(11)%	10%	19%	(9)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mid-Atlantic	3,173	3,761	(588)	7,089	8,446	(1,357)
Northeast	1,523	1,770	(247)	4,131	5,027	(896)
West	610	1,339	(729)	1,261	2,388	(1,127)

Three Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $62 million for the three months ended June 30, 2005 compared to the same period for 2004.

•       Mid-Atlantic operations gross margin increased $81 million primarily due to the following:

•        A decrease of $17 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”) market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $17 million decrease are as follows:

•       An increase of $43 million related to higher spot market prices for electricity.

•       An increase of $6 million due to income from the 2005 sale of a power option for 2006.

•       An increase of $5 million due to higher prices for ancillary services.

•       A decrease of $33 million related to the settlement of electricity contracts used to economically hedge our generation output.

•       A decrease of $15 million related to higher unit prices for fuel.

•       A decrease of $7 million due to lower generation volumes.

•       A decrease of $7 million due to lower prices for capacity.

•       A decrease of $5 million resulting from increased emissions prices primarily due to higher prices for NOx emissions allowances.

•       A decrease of $4 million due to realized losses related to gas and oil contracts used to economically hedge some of our fuel purchases.

•        An increase of $98 million related to unrealized gains from derivative instruments of $65 million in 2005 compared to unrealized losses of $33 million in 2004. The $65 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gain is primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005, as well as the settlement of unfavorable power hedges in the same period. The 2004 loss primarily relates to power contracts for future periods, which economically hedged a portion of our energy price risk.

•       Northeast operations gross margin did not change between periods, despite a decrease in generation volumes primarily due to the following:

•        An increase of $3 million in realized gross margin primarily due to 14% lower generation volumes being more than offset by higher power prices and other factors. Significant components of the $3 million increase are as follows:

•       An increase of $30 million related to higher spot market prices for electricity.

•       An increase of $5 million due to settlements on contracts to economically hedge our fuel costs.

•       An increase of $3 million related to capacity income earned under a new RMR contract for our Kendall facility.

•       An increase of $2 million related to the sales of surplus emissions allowances.

•       A decrease of $24 million related to higher unit prices for fuel.

•       A decrease of $7 million related to the settlement of electricity contracts used to economically hedge our generation output.

•       A decrease of $4 million due to lower capacity prices.

•       A decrease of $3 million due to lower generation volumes.

•        A decrease of $3 million related to net unrealized gains on derivative instruments used to economically hedge our generation.

•       West operations gross margin decreased $19 million primarily due to the fact that one of our generation facilities is no longer running under an RMR contract beginning in 2005, combined with reduced capacity income from another facility resulting from an extended planned outage. Most of our generating units were under RMR contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs. Significant components of the $19 million decrease are as follows:

•        A decrease of $8 million in capacity income due to the planned extended outage of one of our facilities.

•        A decrease of $7 million as a result of lower gains on power hedging and merchant generation activity.

•        A decrease of $6 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by capacity income received under a new tolling agreement.

Operating Expenses.   Our operating expenses remained the same for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to reductions in allocated corporate costs from Mirant Services of $5 million and Mirant Americas Energy Marketing of $3 million reflected in operations and maintenance—affiliate, offset by an increase in operations and maintenance—nonaffiliate of $6 million and an increase in generation facilities rent of $2 million.

Six Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $26 million for the six months ended June 30, 2005 compared to the same period for 2004.

•       Mid-Atlantic operations gross margin increased by $28 million for the six months ended June 30, 2005 compared to the same period for 2004 primarily due to the following:

•        A decrease of $48 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the PJM market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $48 million decrease are as follows:

•       An increase of $62 million related to higher spot market prices for electricity.

•       An increase of $12 million due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel—affiliate.

•       An increase of $9 million due to higher prices for ancillary services.

•       An increase of $6 million due to the 2005 sale of a power option for 2006.

•       A decrease of $66 million related to settlement of electricity contracts used to economically hedge our generation output.

•       A decrease of $28 million due to lower generation volumes.

•       A decrease of $25 million related to higher unit prices for fuel.

•       A decrease of $13 million resulting from increased emissions prices for SO2 and NOx emissions allowances.

•       A decrease of $6 million related to the settlement of fuel contracts used to economically hedge some of our fuel purchase requirements.

•        An increase of $76 million related to higher unrealized gains from derivative instruments of $9 million in 2005 compared to unrealized losses of $67 million in 2004. The $9 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gain is primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005 and the roll-off of unfavorable power hedges in the same period, offset by increases in forward electricity prices. The 2004 loss primarily relates to power contracts for future periods, which economically hedged a portion of our energy price risk.

•       Northeast operations gross margin increased $20 million despite a decrease in generation volumes primarily due to the following:

•        An increase of $8 million in realized gross margin primarily due to narrower conversion spreads and 18% lower generation volumes being more than offset by gains on contracts that we used to economically hedge our generation output and fuel costs. Significant components of the $8 million increase are as follows:

•       An increase of $40 million related to higher spot market prices for electricity.

•       An increase of $22 million related to settlement of electricity contracts used to economically hedge our generation output.

•       An increase of $15 million due to settlements on contracts to economically hedge our fuel costs.

•       An increase of $5 million related to capacity income earned under a new RMR contract for our Kendall facility.

•       An increase of $3 million due to the sale of surplus emissions allowances.

•       A decrease of $43 million related to higher unit prices for fuel.

•       A decrease of $20 million due to lower generation volumes.

•       A decrease of $9 million due to lower net gains on gas sales in 2005 compared to 2004.

•       A decrease of $3 million due to lower capacity prices.

•        An increase of $12 million related to net unrealized gains on derivative instruments used to economically hedge our generation.

•       West operations gross margin decreased $22 million primarily due to one of our generation facilities no longer running under an RMR contract beginning in 2005, as well as reduced capacity income at another facility that experienced an extended planned outage. Most of our generating units were under RMR contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs. Significant components of the $22 million decrease are as follows:

•        A decrease of $14 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by a new tolling agreement.

•        A decrease of $13 million due to reduced capacity income at one of our facilities as a result of an extended planned outage.

Operating Expenses.   Our operating expenses decreased by $9 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to reductions in allocated corporate costs from Mirant Services and Mirant Americas Energy Marketing of $7 million each, and labor and benefit costs of $3 million, reflected in operations and maintenance—affiliate, offset by an increase in operations and maintenance—nonaffiliate of $5 million and an increase in generation facilities rent of $3 million.

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

The Company and its subsidiaries continue to participate in the intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and to be parties to the two-year debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of June 30, 2005. As of December 31, 2004, the borrowing base under the DIP Facility was $724 million. The borrowing base decreased $48 million in January and will decrease another $37 million following the consummation of the pending sale of certain Mirant assets. In addition, the DIP Facility matures on November 5, 2005. In the event that the Mirant Debtors have not emerged from bankruptcy and satisfied the obligations under the DIP Facility prior to such date, the Mirant Debtors will either seek an extension of the maturity date under the DIP Facility or terminate and satisfy the obligations thereunder. As of July 31, 2005, there were $40 million of letters of credit and no borrowings outstanding under the DIP Facility.

We and, upon formation, our Mirant North America subsidiary, are holding companies and as a result, we are dependent upon dividends, distributions and other payments from our subsidiaries to generate the funds necessary to meet our obligations. The ability of certain of our subsidiaries to pay dividends and distributions is restricted under the terms of their debt or other agreements. In particular, a substantial portion of our cash provided by operating activities is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases as currently constituted contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under the leveraged leases, Mirant Mid-Atlantic is not permitted to make any dividends, distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. The projected fixed charge coverage ratios are based on projections that are not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and are not audited, reviewed or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. Based on Mirant Mid-Atlantic’s calculation of the fixed charge coverage ratios under the leveraged leases as of June 30, 2005, it meets the required 1.7 to 1.0 ratio for restricted payments, both on a historical and projected basis. However, the historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA,” as defined in the lease agreements of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. During the bankruptcy, cash movements among the Mirant Debtors have been made pursuant to intercompany loans as described above and the Mirant Debtors have not made dividends, distributions or capital contributions. Further, the relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in our assuming the leases with the same or similar limitations on restricted payments, we intend to seek confirmation of our application of the calculation of the fixed charge coverage ratio.

The proposed Plan provides for the organization of Mirant North America as an intermediate holding company that would be our subsidiary and the parent of our indirect subsidiaries, including Mirant Mid-Atlantic. The proposed Plan provides for Mirant North America to incur certain indebtedness to be issued in connection with the Plan and to enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries other than Mirant Mid-Atlantic and its subsidiaries. We expect that any such revolving credit facility will include certain covenants typical in such credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, we expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America and on its ability to make distributions to us. The availability of the Mirant North America revolving credit facility, an important source of liquidity for our subsidiaries post-bankruptcy, our ability to pay our obligations and the ability of Mirant North America to pay its obligations, may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America.

Cash Flows

Operating Activities.   Cash provided by operating activities decreased $18 million for the six months ended June 30, 2005 compared to the same period in 2004. Net cash provided by operating activities excluding the changes in operating assets and liabilities decreased by $63 million. Our realized gross margin decreased $59 million primarily due to lower generation volumes, higher unit prices for fuel and emissions, losses on realized economic power hedges and lower income under our RMR contracts at our California facilities, partially offset by higher energy prices, a cash settlement on a coal contract, gains on realized economic fuel hedges and higher prices for ancillary services at our Mid-Atlantic facilities.

During the six months ended June 30, 2005, net cash provided by changes in operating assets and liabilities provided $18 million in cash compared to using $27 million of cash for the same period in 2004. This increase of $45 million is primarily due to a smaller increase in receivables—affiliate as a result of lower gross margin.

Investing Activities.   In 2005, capital expenditures for maintenance activities increased $13 million. In 2004, investing activities also included the issuance of a note receivable of $33 million to Mirant Americas Energy Marketing.

Financing Activities.   There were no financing activities for the six months ended June 30, 2005 and 2004.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a proposed structure of the Mirant Debtors at emergence from bankruptcy and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information then the Mirant Debtors will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

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

U.S. Energy Legislation

The Energy Policy Act of 2005 (“Energy Policy Act”) was passed by the U.S. Congress in July 2005 and was signed into law in August 2005. This comprehensive legislation, in pertinent part, repeals the Public Utilities Holding Company Act (“PUHCA”) effective six months after enactment of the Energy Policy Act, establishes transmission reliability standards, offers incentives for transmission grid improvements and renewables, and prohibits market manipulation. The law does not contain provisions that would prevent or otherwise significantly impair the continuation of competitive markets. Overall, the legislation is not expected to have a demonstrable impact on Mirant’s business, but would eliminate limitations imposed by PUHCA, such as limitations currently imposed on Mirant’s exempt wholesale generator subsidiaries and foreign utility companies. In addition, the repeal of PUHCA would remove limitations on the ability of a public utility or any other entity to acquire public utility assets.

Environmental

Regional Greenhouse Gas Initiative.   Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Mirant Bowline, LLC.   The New York State Department of Environmental Conservation (“NYSDEC”) is expected to issue a draft State Pollutant Discharge Elimination System permit on or about August 8, 2005. At this time, the cost for implementing the requirements of the permit is unknown.

Clean Air Interstate Rule.   During the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards. It will also address regional haze visibility issues, which will result in new regulations that will likely require further emissions reductions from power plants, along with other emissions sources such as vehicles. To implement these air quality standards, the EPA promulgated the Clean Air Interstate Rule (“CAIR”) on March 10, 2005. The CAIR establishes, in the eastern United States, a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to power plants. These cap and trade programs will be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015. On August 1, 2005, to ensure emissions reductions required under CAIR are achieved, the EPA proposed a federal implementation plan (“FIP”) to require power plants in CAIR states to participate in one or more of three separate cap and trade programs. Public hearings on the proposal will be held in September. We will continue to monitor this rulemaking and attempt to develop compliance plans as necessary.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. Management discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

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

Accounting for Price Risk Management Activities

Our business uses derivative financial instruments and other energy contracts to economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

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

The amounts recorded as revenues—affiliate and as cost of fuel, electricity and other products—affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not currently qualify for cash flow or fair value hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to June 30, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, and debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of June 30, 2005:

	Total Number of Claims	Total Claims Exposure
		(in millions)
Total Claims Filed	1,085	$91,191
Less:
Redundant claims	28	1
Claims with basis for objection	576	88,181
Total Claims	481	3,009
Additional scheduled liabilities		6
Remaining Claims		$3,015

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $3 billion, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of June 30, 2005. The $1.2 billion of estimated liabilities is mainly related to our operating leases.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset, or in the case of assets we expect to sell, at fair value less costs to sell.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of June 30, 2005.

For a further discussion of market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.   Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures (discussed in the next paragraph).

Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2005. Based upon this evaluation, our management concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.   Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2004 and the Company’s Form 10-Q for the period ended March 31, 2005.

Utility Choice and Cirro Group Claims

On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The Bankruptcy Court approved the settlement agreement on August 3, 2005.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant Americas Generation’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005.

Item 6.   Exhibits

(a)          Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2005.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ DAN STREEK
Vice President and Controller (Principal Accounting Officer)