Form 10-Q
period 2005-09-30
MIRANT AMERICAS GENERATING LLC
filed 2005-11-10
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

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

•       weather and other natural phenomena, including the effects of Hurricane Katrina and Hurricane Rita;

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the potential adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) on July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005, as amended on March 25, 2005 and September 22, 2005, and any subsequent amendments thereto (the “Plan”);

•       the Mirant Debtors’ ability to satisfy the conditions precedent to the effectiveness of the proposed Plan;

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

•       possible decisions by the Mirant Debtors’ pre-petition creditors who under the proposed Plan are entitled to receive Mirant common stock upon emergence from bankruptcy and therefore will have the right to select Mirant’s board members and influence certain aspects of our business operations;

•       the possibility that certain of our subsidiaries may remain in bankruptcy after our emergence;

•       the effects of changes in our organizational structure in conjunction with our emergence from Chapter 11 protection; and

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues:
Affiliate	$292	$513	$1,122	$1,360
Nonaffiliate	44	89	129	258
Total operating revenues	336	602	1,251	1,618
Cost of fuel, electricity and other products—affiliate	460	282	885	833
Cost of fuel, electricity and other products—nonaffiliate	50	61	138	150
Total cost of fuel, electricity and other products	510	343	1,023	983
Gross Margin	(174)	259	228	635
Operating Expenses:
Generation facilities rent	24	30	75	78
Depreciation and amortization	23	23	68	67
Operations and maintenance—affiliate	56	65	177	203
Operations and maintenance—nonaffiliated	65	44	192	166
Loss (gain) on sales of assets, net	—	65	(1)	65
Total operating expenses	168	227	511	579
Operating (Loss) Income	(342)	32	(283)	56
Other (Expense) Income, net:
Interest expense—affiliate	(5)	(1)	(9)	(3)
Interest expense—nonaffiliate	(560)	—	(561)	(1)
Interest income—affiliate	2	—	2	—
Other, net	—	—	2	1
Total other expense, net	(563)	(1)	(566)	(3)
(Loss) Income from Continuing Operations Before Reorganization Items and Income Taxes	(905)	31	(849)	53
Reorganization items, net	37	23	(98)	67
Provision for income taxes	4	2	10	3
Net (Loss) Income	$(946)	$6	$(761)	$(17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30,	At December 31,
	2005	2004
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$159	$414
Funds on deposit	54	—
Receivables:
Affiliate	181	246
Customer accounts	3	11
Notes receivable from affiliate	482	—
Price risk management assets—affiliate	—	11
Prepaid rent and other payments	123	133
Inventory	156	162
Assets held for sale	8	8
Other current assets	21	35
Total current assets	1,187	1,020
Property, Plant and Equipment, net	2,101	2,101
Noncurrent Assets:
Funds on deposit	5	—
Other intangible assets, net	201	207
Accounts receivable from affiliate	6	—
Notes receivable from affiliate	478	478
Price risk management assets—affiliate	18	1
Prepaid rent	190	197
Other noncurrent assets	60	26
Total noncurrent assets	958	909
Total Assets	$4,246	$4,030
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$56	$51
Payable to affiliate	45	52
Price risk management liabilities—affiliate	509	62
Revenue subject to refund	—	5
Accrued taxes—affiliate	57	51
Accrued taxes—nonaffiliate	170	122
Other current liabilities	68	8
Total current liabilities	905	351
Noncurrent Liabilities:
Price risk management liabilities—affiliate	5	1
Other noncurrent liabilities	31	46
Total noncurrent liabilities	36	47
Liabilities Subject to Compromise	3,872	3,438
Member’s Equity:
Member’s interest	3,853	3,853
Accumulated deficit	(4,420)	(3,659)
Total member’s equity	(567)	194
Total Liabilities and Member’s Equity	$4,246	$4,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS of MEMBER’S EQUITY (UNAUDITED)

	Member’s	Accumulated
	Interest	Deficit
	(in millions)
Balance, December 31, 2004	$3,853	$(3,659)
Net loss	—	(761)
Balance, September 30, 2005	$3,853	$(4,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(761)	$(17)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68	67
Unrealized losses (gains) on price risk management assets and liabilities—affiliate, net	445	44
Non-cash charge for reorganization items	(134)	40
Deferred income taxes	3	(3)
(Gain) loss on sales of assets, net	(1)	65
Post-petition interest	561	—
Changes in certain assets and liabilities:
Affiliate receivables	(14)	(58)
Customer accounts receivable	7	(4)
Other current assets	—	(5)
Inventory	26	1
Prepaid rent	8	11
Other assets	(36)	13
Accounts payable and accrued liabilities	10	(27)
Payable to affiliate	70	100
Accrued taxes—affiliate	(1)	4
Accrued taxes—nonaffiliate	38	51
Other liabilities	4	—
Total adjustments	1,054	299
Net cash provided by operating activities	293	282
Cash Flows from Investing Activities:
Capital expenditures	(70)	(48)
Issuance of notes receivables from affiliate	(482)	(33)
Proceeds from the sale of assets	4	—
Net cash used in investing activities	(548)	(81)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net (Decrease) increase in Cash and Cash Equivalents	(255)	201
Cash and Cash Equivalents, beginning of period	414	324
Cash and Cash Equivalents, end of period	$159	$525
Supplemental Cash Flow Disclosures:
Cash refund received for income taxes	$—	$(1)
Cash paid for interest	$10	$4
Cash paid for reorganization items	$47	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

A. Description of Business

Overview

Mirant Americas Generation, LLC, including its subsidiaries (collectively, the “Company” or “ Mirant Americas Generation”), is a national independent power provider and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). The Company produces and sells electricity in the United States under fixed price contracts and on the spot market to its energy marketing affiliate Mirant Americas Energy Marketing L.P. (“Mirant Americas Energy Marketing”), utilities and energy merchants. The Company sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. In addition, Mirant Americas Energy Marketing arranges for the supply of substantially all of the fuel used by the Company’s generating units and emissions allowances which are utilized in connection with the business. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company and owns or leases approximately 11,000 megawatts (“MW”) of electric generation capacity in the United States. The Company operates 56 generating units at 19 plants serving customers located near major metropolitan load centers in Maryland, California, New York, Massachusetts and Texas.

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

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS 153”), Exchanges of Productive Assets: an

Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of certain nonmonetary assets. It amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and requires that nonmonetary exchanges (except for certain exchanges of products or property held for sale in the ordinary course of business) be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The provisions of SFAS 153 are effective for transactions involving nonmonetary exchanges that occur in fiscal periods beginning after June 15, 2005. The Company has determined that certain exchanges of emissions credits that the Company may periodically transact would qualify as nonmonetary exchanges under SFAS 153. For the quarter ended September 30, 2005, the Company identified certain transactions involving exchanges of emissions credits of one vintage year for a different year. Because the fair value of the assets exchanged approximated the fair value of the assets received in each trade, no material gain or loss was recorded. As a result, the adoption of SFAS 153 had no impact on the Company’s consolidated results of operations, cash flows or financial position as of September 30, 2005.

New Accounting Standard Not Yet Adopted

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date of FIN 47. The Company has identified potential liabilities for additional evaluation, but has not yet quantified the impact of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005.

On September 7, 2005, the Mirant Debtors reached an agreement with the statutory committees representing the key constituencies in their Chapter 11 case, including the committees representing the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation and the equity security holders of Mirant (collectively, the “Statutory Committees”), regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005 and subsequently updated on September 30, 2005. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. The proposed Plan is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate the enterprise’s debt structure as contemplated at emergence and (2) organizing a new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”);

•       the consolidated business will have approximately $4.258 billion of debt, comprised of (1) $1.063 billion of debt obligations associated with non-debtor international subsidiaries of Mirant; (2) $145 million of miscellaneous domestic indebtedness; (3) $1.7 billion of reinstated debt at Mirant Americas Generation; and (4) $1.35 billion of new debt issued by Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation, in partial satisfaction of certain existing Mirant Americas Generation debt. The foregoing amounts exclude (a) the obligations of Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) under the lease-financing transactions covering the Morgantown Power Station and the Dickerson Power Station and (b) any amounts drawn on a new $1 billion senior secured revolving credit facility that is part of the exit financing to be provided to Mirant North America under the Plan;

•       in settlement of the intercompany claims and potential causes of action arising from the complex historical relationships between and among the Mirant Debtors, (1) the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be treated as comprising a single estate, (a) eliminating any distributions under the Plan in respect of intercompany claims between and among the Consolidated Mirant Debtors and (b) limiting a creditor holding a base claim against a Consolidated Mirant Debtor and a guarantee of such base claim from another Consolidated Mirant Debtor to a single recovery thereon; (2) the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Consolidated Mirant Americas Generation Debtors”) will be treated as a single estate, eliminating intercompany claim distributions and multiple recoveries on guarantee claims, as described in (a) and (b) above with respect to the Consolidated Mirant Debtors; and (3) all claims and actions between the Consolidated Mirant Debtors and the Consolidated Mirant Americas Generation Debtors will be released;

•       the holders of unsecured claims against the Consolidated Mirant Debtors (excluding certain de minimis claims that will be paid in cash) will receive (1) a pro rata share of 96.25% of the shares of New Mirant common stock to be issued under the Plan, excluding: (a) certain shares to be issued to the holders of certain claims against the Consolidated Mirant Americas Generation Debtors, as described below, and (b) the shares reserved for issuance pursuant to the New Mirant employee stock programs; and (2) the right to receive cash payments equal to 50% of the cash recoveries realized by New Mirant, if any, in connection with certain designated avoidance actions, subject to certain adjustments for offsets, expenses and certain tax consequences to New Mirant;

•       a settlement of the contractual subordination provisions among the holders of certain senior unsecured obligations of Mirant and the beneficial holders of certain subordinated notes of Mirant pursuant to which, in lieu of the shares of New Mirant common stock they would otherwise receive absent subordination, (1) the holders of such subordinated notes will receive (a) 3.5% of the New Mirant common stock issued under the Plan (which shares are included in the 96.25% referred to in the immediately preceding paragraph and subject to the exclusions noted above for Mirant’s general unsecured creditors, as applicable) and (b) warrants to purchase an additional 5% of New Mirant common stock, and (2) the holders of such subordinated notes will share pari passu with Mirant’s general unsecured creditors in the recoveries under the designated avoidance actions, if any;

•       the outstanding equity interests in Mirant will be cancelled and the holders thereof will receive (1) 3.75% of the shares of New Mirant common stock (subject to the exclusions noted above for Mirant’s general unsecured creditors as applicable), (2) warrants to purchase up to an additional 10% of the New Mirant common stock and (3) the right to receive cash payments equal to 50% of the cash recoveries realized by New Mirant, if any, in connection with certain designated avoidance actions, subject to certain adjustments for offsets, expenses and certain tax consequences to New Mirant;

•       the holders of unsecured claims against the Consolidated Mirant Americas Generation Debtors will be paid in full (including post petition interest) through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) $1.35 billion cash proceeds from third-party financing transactions or, at the option of the Mirant Debtors, new debt securities of Mirant North America and (b) receipt of a pro rata share of 2.3% of the shares of New Mirant common stock issued under the Plan, excluding shares reserved for issuance pursuant to the New Mirant employee stock programs, and (2) the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       in consideration of the agreement of the committee representing the unsecured creditors of Mirant Americas Generation to support the Plan and to help ensure the feasibility of the Plan, the establishment of certain additional covenant protections with respect to the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       to further support the feasibility of the Plan with respect to the Consolidated Mirant Americas Generation Debtors, Mirant will contribute (or cause to be contributed) value to Mirant Americas Generation, including (1) the transfer of Mirant’s trading and marketing business to Mirant North America (subject to the transfer to New Mirant or Mirant Americas, Inc. (“Mirant Americas”) of $250 million of cash and certain receivables), (2) the transfer of Mirant Peaker, LLC (“Mirant Peaker”) and Mirant Potomac River, LLC (“Mirant Potomac River”) to Mirant Mid-Atlantic, (3) the transfer of Mirant Zeeland, LLC to Mirant North America and (4) commitments to make prospective capital contributions of $150 million for refinancing of certain Mirant Americas Generation debt that matures in 2011 and, under certain circumstances, up to $265 million to Mirant North America for environmental capital expenditures;

•       the Mirant Debtors that own our New York assets, including Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”) and Mirant NY-Gen, LLC (“Mirant NY-Gen”) will remain in Chapter 11 until the resolution of issues arising out of the sinkhole at Swinging Bridge owned by Mirant NY-Gen and the related flood study and the disputes regarding the ad valorem real property taxes for the Bowline and Lovett facilities are settled and resolved on terms that permit the feasible operation of these assets;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing will be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the Mirant Debtors’ obligations under all agreements with Potomac Electric Power Company (“PEPCO”) will be performed on an interim basis pending a final determination of the Mirant Debtors’ right to reject, recharacterize, avoid or recover payments under a contractual arrangement (the “Back-to-Back Agreement”), the Asset Purchase and Sale Agreement (“APSA”) and certain Assignment and Assumption Agreements (collectively the “Assumption/Assignment Agreement”) entered into by various Mirant Debtors in December 2000 related to the asset purchases that were the subject of the APSA. If the Mirant Debtors do not reject, recharacterize, avoid or recover payments under the Back-to-Back Agreement, APSA and the Assumption/Assignment Agreement, and such agreements constitute executory contracts under the Bankruptcy Code, the Mirant Debtors will assume such agreements (and the Back-to-Back Agreement, APSA and the Assumption/Assignment Agreement will be assigned to Mirant Power Purchase, LLC (“Mirant

Power Purchase”) and guaranteed by New Mirant) and any cure obligations will be performed pursuant to the Plan.

Between April 18, 2005 and June 27, 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests were party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, as subsequently amended, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intended to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which could be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Due to the agreement reached on September 7, 2005, the Bankruptcy Court ordered that the previously ordered modifications to the business plan and valuation report not be completed and stated that it would not issue a formal opinion regarding valuation unless required to do so in connection with confirmation of the Plan.

Pursuant to the Bankruptcy Court’s order of September 30, 2005, approving the Disclosure Statement, the Mirant Debtors mailed solicitation materials to all known holders of impaired claims and equity interests against the Mirant Debtors entitled to vote on the Plan. In addition, the Bankruptcy Court fixed December 1, 2005 as the date for the hearing to consider confirmation of the Plan and related matters. Properly executed ballots and any objections to the Plan are due by November 10, 2005. Until such time as the Plan is confirmed by the Bankruptcy Court, it is not possible to accurately predict if or when some or all of the Mirant Debtors may emerge from bankruptcy protection under Chapter 11.

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

Interest Expense

The Mirant Debtors discontinued recording interest on liabilities subject to compromise on the Petition Date and since filing for bankruptcy have disclosed the contractual interest on liabilities subject to compromise in excess of reported interest for each period. In the third quarter of 2005, the Company determined that it was probable that contractual interest on liabilities subject to compromise from the Petition Date would be incurred for certain claims expected to be allowed under the Plan. As a result, the Company recorded interest expense of approximately $560 million on liabilities subject to compromise. This amount represents interest from the Petition Date through September 30, 2005, and is included in accounts payable and accrued liabilities in the table below. The interest amount was calculated based on the provisions of the proposed Plan. The $560 million expense amount includes approximately $373 million related to Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, which would be reinstated under the proposed Plan.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings primarily related to estimated claims and professional fees for accounting and legal services. For the three and nine months ended September 30, 2005, the Company recorded a net expense of $37 million and a net gain of $98 million, respectively, and net expenses of $23 million and $67 million for the same periods in 2004, in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2005 and 2004, the following represents the significant items within this category (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Professional fees and administrative expense	$12	$9	$47	$30
Estimated claims	30	15	(134)	40
Interest income, net	(5)	(1)	(11)	(3)
Total	$37	$23	$(98)	$67

Liabilities Subject to Compromise

The amounts subject to compromise consisted of the following items (in millions):

	September 30, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current at:
Accounts payable and accrued liabilities—affiliate	$233	$169
Accounts payable and accrued liabilities—nonaffiliate	838	498
Current portion of long-term debt	800	300
Items, absent the bankruptcy filings, that would have been considered noncurrent at:
Long-term debt	2,000	2,470
Other noncurrent liabilities	1	1
Total	$3,872	$3,438

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the APSA, Mirant and PEPCO entered into the Back-to-Back Agreement with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and December 2005, respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are typically higher than the market prices for power. Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company’s subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company’s subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. Mirant Americas Generation is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company’s subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant also having responsibility for those obligations.

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the First Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the First Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied the request of the Mirant Debtors to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the

Second Rejection Motion and would itself hear that motion. On August 16, 2005, the district court informally stayed the Second Rejection Motion pending rulings by the Fifth Circuit on the Mirant Debtors’ appeals from the district court’s December 9, 2004 decision denying the First Rejection Motion and from the district court’s March 1, 2005 order as subsequently modified as described below.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), the Mirant Debtors filed a notice in the Bankruptcy Court stating that the Mirant Debtors were suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require the Mirant Debtors to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

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

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. On November 3, 2005, the district court granted a motion filed by PEPCO seeking to have the suit heard by the district court rather than the Bankruptcy Court. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

C. Related Party Arrangements and Transactions

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. Amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the Service Agreements are recorded by each subsidiary of the Company as a net accounts payable-affiliate or accounts receivable-affiliate because of the Company’s legal right of offset. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of operations as operations and maintenance-affiliate (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Management, personnel and services	$31	$33	$98	$103
Services agreements	11	13	34	43
Administration arrangement	14	19	45	57
Total	$56	$65	$177	$203

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of fuel, electricity and other products-affiliate	$2	$2	$6	$6
Operations and maintenance expense-affiliate	31	33	98	103
Total	$33	$35	$104	$109

Notes Receivable from Affiliates

At September 30, 2005, the Company has current notes receivable from an affiliate, Mirant Americas Energy Marketing, of $482 million, related to the intercompany cash management program. During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries are participating in an intercompany cash management program approved by the Bankruptcy Court, pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. Under the intercompany cash management program, the Bankruptcy Court imposed borrowing limits for intercompany loans among the respective subsidiary subgroups. In December 2004, the Bankruptcy Court amended the intercompany cash management program to exclude from the intercompany borrowing limits amounts borrowed by Mirant Americas Energy Marketing from the non-Mirant Americas Energy Marketing subgroups to fund cash collateral posted and cash prepayments made to third parties on account of transactions entered into by Mirant Americas Energy Marketing for the benefit of the members of the non-Mirant Americas Energy Marketing subgroups. All intercompany transfers by such Mirant entities are recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group.

Mirant Texas Tolling Arrangements with Mirant Americas Energy Marketing

Mirant Texas Investments, Inc. and Mirant Texas Management, Inc. (collectively “Mirant Texas”), wholly-owned subsidiaries, and Mirant Americas Energy Marketing entered into two tolling agreements, under which Mirant Americas Energy Marketing was to pay Mirant Texas annual capacity based payments on the guaranteed capacity of Mirant Texas’ generating units in Texas and a fee for each megawatt-hour (“MWh”) of energy generated. For the three and nine months ended September 30, 2004, revenue from Mirant Americas Energy Marketing under the tolling agreement was approximately $2 million and $9 million, respectively. The amounts due from Mirant Americas Energy Marketing for the three months ended September 30, 2004 are recorded as an intercompany account receivable. In August 2004, Mirant Texas entered into a tolling agreement with a third party through December 2006.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the nine months ended September 30, 2005 and 2004, the Company purchased $12 million and $43 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. For the nine months ended September 30, 2005 and 2004, the Company sold allowances to Mirant Americas Energy Marketing for $6 million and $4 million, respectively. The allowances sold in the nine months ended September 30, 2005 had a book value of $4 million resulting in a gain of $2 million, which is reflected in gross margin. Emissions allowances either purchased from Mirant Americas Energy Marketing or accrued that were utilized in the three and nine months ended September 30, 2005 were $23 million and $43 million, respectively, compared to $28 million and $51 million for the same periods in 2004, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $0 and $4 million for the three and nine months ended September 30, 2005, respectively. There was no expense recorded for the same periods in 2004 for lower of cost or market write downs. As of September 30, 2005, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $21 million, which are recorded in inventory in the accompanying unaudited condensed consolidated balance sheets. In addition, emissions allowances of $20 million related to the Company’s California assets were recorded in inventory as a result of the California Settlement. As of September 30, 2005, the Company had an accrual of $2 million for 2005 nitrogen oxide (“NOx”) emissions allowance expense at Mirant Mid-Atlantic, for which the necessary allowances had not yet been acquired by Mirant Americas Energy Marketing and sold to the Company.

Fuel Oil Sales to Mirant Peaker

For the three and nine months ended September 30, 2005, the Company sold $2 million and $11 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker, which approximated book value, compared to $5 million and $12 million for the same periods in 2004.

D. Assets Held for Sale

On September 13, 2005, Mirant Mid-Atlantic executed an agreement to sell its Mirant service center building and accompanying 68 acres located in Upper Marlboro, Maryland for $13 million. The execution of the agreement initiated a 30-day due diligence period, which concluded with no substantive issues. The Company is pursuing Bankruptcy Court approval of the sale and anticipates a closing by year-end.

The Company has reclassified $8 million related to the service center building from property, plant and equipment to assets held for sale as of September 30, 2005 and December 31, 2004 in the accompanying unaudited condensed consolidated balance sheets.

E. Price Risk Management Assets and Liabilities

The fair values of Mirant Americas Generation’s price risk management assets-affiliate and price risk management liabilities-affiliate, net of reserves, as of September 30, 2005 are included in the following table (in millions):

				Net Fair Value at
	Noncurrent	Current	Noncurrent	September 30,
	Assets	Liabilities	Liabilities	2005
Electricity	$(4)	$(612)	$(5)	$(621)
Natural gas	3	8	—	11
Oil	—	73	—	73
Coal	19	22	—	41
Total	$18	$(509)	$(5)	$(496)

Of the total $496 million net value liability at September 30, 2005, a net price risk management liability of $229 million relates to contracts to be settled in 2005, a net price risk management liability of $294 million relates to contracts to be settled in 2006 and a net price risk management asset of $27 million relates to contracts to be settled in periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2005, was approximately seven months. The net notional amount of the price risk management assets and liabilities at September 30, 2005, was a net short position of approximately 9 million equivalent MWh.

A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as the Company generates power and settles these positions in future periods. For forward contracts physically settled, the unrealized loss will be reversed and the Company will also recognize and receive revenue based on the fixed price of the forward contract in the period that it delivers the power. For contracts financially settled, the Company will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that the Company realizes the fixed price for which it previously contracted (through the use of a financial instrument to provide an economic hedge of its expected generation output).

F. Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. In addition, Mirant Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be limited to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million and $75 million for the three and nine months ended September 30, 2005, respectively, as compared to $30 million and $78 million for the same periods in 2004, and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of operations. While there is variability in the scheduled payment amounts over the lease term, Mirant Mid-Atlantic recognizes rental expense for these leases on a straight-line basis. As of September 30, 2005 and December 31, 2004, Mirant Mid-Atlantic had paid approximately $271 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by Mirant and recorded as prepaid rent in the condensed consolidated balance sheets. In addition to the regularly scheduled rent payments, Mirant Mid-Atlantic paid an additional $5 million and $11 million as of September 30, 2005 and December 31, 2004, respectively, as required by the lease agreements. In September 2005, the lease trustees made an additional draw of $49 million prior to the letters of credit expiration in September 2005. This amount is recorded in funds on deposit in the condensed consolidated balance sheets.

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

The proposed Plan provides that, solely for purposes of the Plan, the Mirant Mid-Atlantic leases shall be treated as unexpired true leases under section 365 of the Bankruptcy Code. The proposed Plan further provides that on or before the effective date of the proposed Plan, the Mirant Mid-Atlantic leases will be assumed and all cure obligations and all obligations to provide adequate assurance of future performance will be satisfied as required by the Bankruptcy Code. Under the proposed Plan Mirant Mid-Atlantic will (i) assign the Mirant Mid-Atlantic leases to a legal entity that will be formed as a direct wholly-owned subsidiary of Mirant Mid-Atlantic (“MD Leaseco”) pursuant to section 365(f) of the Bankruptcy Code, and (ii) be relieved of any obligations under the Mirant Mid-Atlantic leases pursuant to section 365(k) of the Bankruptcy Code.

The Mirant Debtors believe that, with the possible limited exception of reimbursement of fees and expenses incurred by the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases, as of September 30, 2005, Mirant Mid-Atlantic was current with respect to all monetary obligations owing under the Mirant Mid-Atlantic leases. The owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases have informed the Mirant Debtors that they incurred approximately $20 million in the aggregate of fees and expenses in connection with the Chapter 11 cases and that each will seek to have its respective share reimbursed as part of cure obligations of Mirant Mid-Atlantic owing upon assumption of the leases. Mirant Mid-Atlantic disputes that the full amount of such fees and expenses is compensable appropriately under the terms of the leases and pursuant to applicable law. In addition, as a result of the pro rata application of the lease payment proceeds by the indenture trustee to the payment of the lessor notes during the pendency of the bankruptcy, the owner lessors and the indenture trustee have indicated that they may claim that additional amounts are owed to the owner lessors and/or lessor noteholders as a result of potential adverse impacts caused by such pro rata application.  Although the Company expects that it would dispute its liability with respect to any such claims, absent a better understanding of the basis of any potential claim, the Company cannot form a definitive view with respect thereto.  While the basis and amount of any potential claims cannot be determined at this time, such potential claims could be substantial. To the extent that the Bankruptcy Court determines that all or part of such fees and expenses is due and owing under the leases and applicable law, or Mirant Mid-Atlantic agrees to pay such amounts in connection with a settlement with the lease parties, Mirant Mid-Atlantic will pay such amounts before or upon assumption of the leases. The Mirant Debtors believe that no other material obligations are required to be cured as a condition to assumption of the leases. The owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases may assert that additional obligations remain owing or otherwise require cure. In such event, cure obligations of Mirant Mid-Atlantic will be subject to a determination of the Bankruptcy Court. Mirant Mid-Atlantic has reserved the right to seek alternative relief from the Bankruptcy Court, including a reconsideration of the recharacterization of the leases in the event Mirant Mid-Atlantic determines that such cure obligations are unduly burdensome. The impact of any of these events will be reflected in the Company’s financial statements if and when they occur.

Mirant Mid-Atlantic has taken the position that certain provisions relating to the creditworthiness of the lessee contained in the lease documentation are unenforceable under applicable bankruptcy law on and after the effective date of the proposed Plan, as to Mirant Mid-Atlantic and MD Leaseco as Mirant Mid-Atlantic’s assignee as de facto anti assignment clauses, provisions relating to the financial condition of the debtor and otherwise statutorily superseded by the debtor’s (and its assignee’s) obligation to provide adequate assurance of future performance upon assumption and assignment of the unexpired lease. These provisions, (the “unenforceable covenants”), include the sections of the respective participation agreements relating to “qualifying credit support”, limitations on the incurrence of liens, limitations on the incurrence of indebtedness and limitations on the ability to make certain restricted payments, including dividends. Mirant Mid-Atlantic and MD Leaseco have reserved the right under the proposed Plan at any time, including after the effective date of the proposed Plan, to seek a determination that other provisions of the lease documentation are unenforceable under the Bankruptcy Code.

The Mirant Debtors anticipate that the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases will contest the assertions of the Mirant Debtors as to the unenforceability of the unenforceable covenants. In the event that the Bankruptcy Court were to determine that some or all of the unenforceable covenants are in fact enforceable against MD Leaseco upon assignment of the leases thereto, the Mirant Debtors have taken the position that as a result of such assignment, none of the unenforceable covenants will apply directly or indirectly to any entity that is not a wholly owned subsidiary of MD Leaseco, including Mirant Chalk Point, LLC (“Mirant Chalk Point”), Mirant Potomac River and Mirant Peaker. The Mirant Debtors anticipate that the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases will dispute such conclusions.

In connection with entry of the confirmation order with respect to the proposed Plan, the Mirant Debtors intend to seek from the Bankruptcy Court certain findings of fact and conclusions of law, as appropriate, providing that (i) the Dickerson leases constitute a single integrated transaction, (ii) the Morgantown leases constitute a single integrated transaction, (iii) the above referenced sections of the relevant participation agreement in respect of the leases are unenforceable against Mirant Mid-Atlantic or MD Leaseco, as assignee, pursuant to sections 365 (b) (2), (e) (1) and/or (f) (1) of the Bankruptcy Code, (iv) upon assignment of the leases, Mirant Chalk Point, Mirant Peaker and Mirant Potomac River or any other entity other than a wholly owned subsidiary of MD Leaseco shall not be considered “designated subsidiaries” or “subsidiaries” as such terms are used in the relevant participation agreement in respect of the leases, and (v) any failure of Mirant Mid-Atlantic and/or MD Leaseco to comply with the unenforceable covenants shall not constitute a default or event of default under any of the leases. Further, the Mirant Debtors would seek an order from the Bankruptcy Court providing that all parties to the Mirant Mid-Atlantic leases are permanently enjoined from taking any action or exercising any remedies against any other party to the leases on account of the Mirant Debtors’ and/or MD Leaseco’s failure to comply with the unenforceable covenants.

During the pendency of the chapter 11 cases, Mirant Mid-Atlantic has not made any distributions or other restricted payments and, thus, has not been required to determine and report the fixed charge coverage ratio (“FCCR”) under the Mirant Mid-Atlantic leases. The restricted payments test under the Mirant Mid-Atlantic lease documentation, described above under “Restricted Payments”, includes a historical look-back of actual business performance as well as a look forward component of projected performance. Pursuant to the terms of the lease documentation, Mirant Mid-Atlantic is, subject to certain conditions, permitted to reserve EBITDA in a current period and treat such cash as available for the payment of capital expenditures in a future period. In the event that the Bankruptcy Court determines that the restricted payments provisions are enforceable against Mirant Mid-Atlantic or MD Leaseco on and after the effective date of the proposed Plan, for the purposes of determining the historical FCCR under the restricted payments test, Mirant Mid-Atlantic intends to treat EBITDA generated and not distributed during the chapter 11 cases as being reserved in such period for the payment of capital expenditures in future periods. Furthermore, ambiguity exists as to whether certain sources of income (or loss), such as unrealized mark-to-market gains and losses, should be considered in determining “consolidated EBITDA,” which is a component of the FCCR under the participation agreements. The Mirant Debtors believe that the phrase “similar non-cash charges and reserves” as used in the definition of “consolidated EBITDA” is intended to deduct all non cash income (or loss) when calculating consolidated EBITDA under the participation agreement. The inclusion or exclusion of these non-cash charges materially impacts the calculated EBITDA. As of September 30, 2005, Mirant Mid-Atlantic would be unable to make distributions and other restricted payments if certain non-cash charges were included in the calculation. It is a condition of the commitment of the lenders for the proposed revolving credit facility for Mirant North America that such lenders shall have received certification that Mirant Mid-Atlantic is not prohibited and not projected to be prohibited from making distributions or dividends. The Mirant Debtors are seeking a determination of the Bankruptcy Court in connection with the entry of the confirmation order that the interpretations set forth in this paragraph are fair and appropriate. In the event that the restricted payments test is not revised and continues to apply to Mirant Mid-Atlantic, the Bankruptcy Court does not make the requested determinations and the unrealized losses are included in the calculation of the restricted payments tests, the Mirant Debtors may not be able to emerge from bankruptcy under the proposed Plan.

The Mirant Debtors and the owner lessors have engaged in active discussions regarding the settlement of all disputes between the parties, including all issues relating to the assumption and assignment of the Mirant Mid-Atlantic leases by Mirant Mid-Atlantic to MD Leaseco, the enforceability of the unenforceable covenants and Mirant Mid-Atlantic’s cure obligations and obligations to provide adequate assurance of future performance. To the extent the parties are unable to reach an affirmative agreement, to avoid the expense and risk associated with litigation of these complicated issues, the proposed Plan constitutes an offer of settlement by the Mirant Debtors, which, in light of the non-voting status of the owner lessors, will be deemed to have been accepted and consented to by the owner lessors unless confirmation of the proposed Plan is affirmatively objected to by any of the owner lessors. The terms of the proposed settlement include adequate assurance of future performance with respect to the Mirant Mid-Atlantic leases, (A) in lieu of assigning the leases to MD Leaseco, Mirant Mid-Atlantic will assume, affirm and agree to be bound from and after the effective date by the leases, including each section identified as an unenforceable covenant, except for (I) the restricted payments provisions shall be deemed to be unenforceable under sections 365(b)(2), (e)(1) and/or (f)(1) of the Bankruptcy Code, provided that in lieu thereof Mirant Mid-Atlantic will agree to be bound by the provisions thereof subject to (aa) the threshold of the “fixed charge coverage ratio” being lowered, (bb) “consolidated EBITDA” as used therein shall have the same meaning as set forth in the relevant documentation, except that the word “similar” shall be deleted, (cc) Mirant Mid-Atlantic may treat “consolidated EBITDA” generated and not distributed during the chapter 11 cases as being specifically reserved in such period for the payment of “capital expenditures” in future periods, and (dd) Mirant Mid-Atlantic may make restricted payments based upon the “fixed charge coverage ratios” for the most recently ended four full fiscal quarters for which financial statements are available, and (II) the provisions with respect to qualifying credit support in the lease documentation, shall be deemed to be unenforceable under sections 365(b)(2), (e)(1) and/or (f)(1) of the Bankruptcy Code, provided that in lieu thereof Mirant Mid-Atlantic will agree to be bound by the provisions thereof except that an irrevocable, unconditional, collateralized stand by letter of credit shall also constitute “qualifying credit support” as such term is used therein; and (B) as set forth in the proposed Plan, the Mirant Americas Series A Preferred Shares will be contributed to Mirant Mid-Atlantic.

If an affirmative agreement is reached, which agreement may differ materially from the proposed settlement set forth herein, Mirant Mid-Atlantic will seek appropriate approval of such agreement at or before the confirmation hearing and such agreement shall be deemed to be incorporated into the proposed Plan. Mirant Mid-Atlantic reserved the right to alter the structure of the proposed settlement, provided that such alteration does not have a material negative economic impact on the owner lessors as compared with the current proposed settlement structure, including providing for Mirant Mid-Atlantic to assume and assign the leases to MD Leaseco and to contribute all of its assets to MD Leaseco, including all of Mirant Mid-Atlantic’s equity interests in Mirant Chalk Point, Mirant Potomac River and Mirant Peaker and providing for each to be considered a “designated subsidiary” or “subsidiary” under the leases.

The owner lessors and indenture trustee for the leases have not consented to, and oppose the proposals for assuming and assigning the leases under the proposed Plan. Such parties contend that, pursuant to section 365 of the Bankruptcy Code, the leases cannot be assumed and assigned in accordance with the Mirant Debtors’ proposal. The owner lessors and indenture trustee for the leases believe that the subject power plants are a critical component of the proposed Plan in that the proposed Plan assumes that the power plants will continue to be operated by Mirant Mid-Atlantic or its assignee post-confirmation. Further, the owner lessors and indenture trustee for the leases contend that Mirant Mid-Atlantic can perform all of its obligations under the leases pursuant to their present terms, including the terms and provisions which Mirant Mid-Atlantic seeks pursuant to the proposed Plan to eliminate or otherwise preclude the owner lessors and indenture trustee for the leases from enforcing pursuant to the proposed Plan. If the Bankruptcy Court does not permit Mirant Mid-Atlantic to assume and assign the leases pursuant to the terms and conditions proposed in the proposed Plan, or the Mirant Debtors and the owner lessors and indenture trustee for the leases do not reach an agreement on the terms and conditions of assumption, or assumption and assignment of the leases, confirmation of the proposed Plan may not be possible.

G. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. Some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and, therefore, has not made any material provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, Accounting for Contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On September 9, 2004 the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing and subsidiaries of the Company, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. Mirant Americas Energy Marketing and other parties have filed a petition for rehearing with the Ninth Circuit.

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

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective. On April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to that agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties have filed motions for rehearing with the FERC, which motions remain pending.

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

In December 2003, Lehman Commercial Paper Inc. (“Lehman”), as agent for various lenders under certain pre-petition credit agreements, filed a claim against the Company in the bankruptcy proceedings. In December 2003, Wells Fargo Bank, N.A. (“Wells Fargo”) also filed claims in the bankruptcy proceedings as successor indenture trustee for bond indebtedness under a certain indenture against the Company. In addition to their original claims, Lehman and Wells Fargo filed contingent, unliquidated supplemental claims against the Company, Mirant and a number of other subsidiaries of Mirant (the “Supplemental Claims”) seeking recovery of principal, interest, fees, and costs under the Company loan documents and bond documents, respectively. In their Supplemental Claims, Lehman and Wells Fargo essentially seek to preserve whatever rights and remedies they may have, if any, based upon the claims previously sought to be asserted by the Mirant Americas Generation Creditor Committee or other claims identified through discovery.

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against the Company and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against the Company and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn without prejudice, (B) the date set by the Bankruptcy Court by which claims against the Mirant Debtors must be filed not to be barred is extended for the Supplemental Claims, to the extent that they are not property of the estates of or derivative of a Mirant Debtor (the “Withdrawn Claims”), through the date of confirmation of a plan in the Mirant Debtors’ Chapter 11 proceedings, (C) to the extent the Supplemental Claims are derivative, the rights of Lehman, Wells Fargo or any other party in interest to assert the Supplemental Claims or any issue relating thereto in connection with the confirmation of a plan of reorganization would be preserved and (D) the rights of Lehman, Wells Fargo and the Mirant Americas Generation Committee to seek leave to assert the Supplemental Claims would be preserved.

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

The Company and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against the Company that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for the Company and an allowed, unsecured claim for $2 million against Mirant, subordinated to the claims of its other unsecured creditors. On September 6, 2005 the district court entered an order approving the settlement and dismissing the action.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Mid-Atlantic’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Potomac River’s or Mirant Mid-Atlantic’s ownership or lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to Mirant Potomac River’s or Mirant Mid-Atlantic’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Mirant entity acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) have objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. The Owners/Lessors argue that the consent decree unjustly imposes financial hardships on them and significantly affects the economic value of the Morgantown and Dickerson plants by requiring capital investments to install pollution control equipment and imposing significant operating limitations.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserts that emissions from the Potomac River plant exceed national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contends based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emission standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. In response to a directive from the Virginia DEQ, Mirant Potomac River temporarily shut down the Potomac River plant on August 24, 2005 pending identification and implementation of modifications to the plant or its operations, which modifications could be material. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, fly ash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees.

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

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC) and to pay a civil penalty in the amount of $100,000. On August 1, 2005, Mirant NY-Gen and the NYSDEC entered into a consent order regarding the remediation of the pipeline leak. That consent order requires Mirant NY-Gen to (1) determine to what extent, if any, the leak impacted the groundwater in the area of the Hillburn facility and (2) design and install equipment to remediate impacted soil and groundwater. Mirant NY-Gen and the NYSDEC entered into a second consent order on September 15, 2005 to address penalties and cost reimbursement to the NYSDEC relating to the remediation of the pipeline leak. Under the September 15, 2005 consent order, Mirant NY-Gen will (1) pay a penalty of $50,000, (2) reimburse the NYSDEC for costs to date and future costs in an amount not to exceed $20,000 and (3) pay costs associated with an independent, third-party environmental audit of the Hillburn facility, which is expected to cost approximately $35,000. The consent orders were approved on September 22, 2005.

Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the off-site contamination, the exact cost of remediation is unknown at this time. Mirant NY-Gen may remain in Chapter 11 until these matters are resolved.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violates Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

PEPCO Assertion of Breach of Local Area Support Agreement

Following the shut down of the Potomac River plant on August 24, 2005, Mirant Potomac River notified PEPCO on August 30, 2005 that it considered the circumstances resulting in the shut down of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000 between PEPCO and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give PEPCO several years advance notice of any indefinite or permanent shutdown of the plant, and to pay all or a portion of certain costs incurred by PEPCO for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, PEPCO notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Mirant Potomac River disputes PEPCO’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use”

to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and seek to limit the period for which it could continue to operate.

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until the final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits. The City of Alexandria and Mirant Potomac River have submitted to the court for its approval another consent order that would further extend that time period to January 31, 2006.

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

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, and approximately $45 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005 and September 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

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

Other Governmental Proceedings

Department of Justice Inquiries:   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about the activities of Mirant and its subsidiaries, including the Company and its subsidiaries, for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held preliminary discussions with DOJ regarding the disposition of this matter. The DOJ could decide that further action against Mirant is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. At this time, the Company believes that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company and its subsidiaries. Mirant has cooperated fully with the DOJ and intends to continue to do so.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response to finding the sinkhole, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level by 40 feet, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, but is in need of additional repairs before lake levels can be restored to normal. Mirant NY-Gen currently expects to spend approximately $11 million in order to properly repair the dam, but the cost of the repairs could be in excess of this amount. It expects these repairs to be complete by the second quarter of 2006. Mirant NY-Gen currently expects to recover insurance proceeds equal to a significant portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a greater than the maximum capacity event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. Mirant NY-Gen is evaluating the results of the flood study and determining what modifications may be warranted to its hydro facilities based on those results. The costs of such modifications, if any are necessary, are unknown at this time, but could be significant. Mirant NY-Gen may remain in Chapter 11 until these matters are resolved.

H. Income Taxes

The Company is a limited liability company and is treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas, the Company’s ultimate parent, has sole direct liability for the federal and state income taxes related to the Company’s operations, except for the Company’s subsidiaries that are separate taxpayers. The Company allocates current and deferred taxes to each tax regarded member of its consolidated group as if each member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company has not recorded current period tax benefits based on a member’s ability to carry back its separate company current period net operating loss as the realization of such current period tax benefits are dependent on reimbursements from Mirant, at Mirant’s discretion under the tax sharing agreement. If the Company were to be allocated income taxes attributable to all its operations, the pro forma income tax (benefit) expense attributable to income before tax is $(7) million and $(5) million for the three and nine months ended September 30, 2005, respectively, and $6 million and $17 million for the same periods in 2004. The pro forma balance of the Company’s deferred income taxes is zero as of September 30, 2005.

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

On January 19, 2005, we filed our initial proposed plan of reorganization with the Bankruptcy Court, which we amended on March 25, 2005. On September 7, 2005 the Mirant Debtors reached an agreement with a number of the key constituencies in their Chapter 11 case, including all three Statutory Committees, regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005, which was subsequently updated on September 30, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan. At this time, we are unable to predict the timing of our emergence from bankruptcy protection.

Our financial results for the three and nine months ended September 30, 2005 reflect the impact of sharply higher energy prices, particularly during the third quarter when hurricane activity and above normal temperatures in the Eastern United States caused fuel prices and power prices to rise drastically. Specifically, for the quarter our results included $470 million of unrealized losses, primarily attributable to forward economic hedge positions of our generating assets. As forward power prices increased in the third quarter, we recognized losses on short power positions used to hedge the expected output of our power plants. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in these future periods.

Excluding the above described financial effect of unrealized economic hedges, we performed better in the third quarter of 2005 compared to the same period in 2004. We achieved a $56 million increase in realized gross margin that stems from higher energy prices, increased generation volumes and above normal temperatures in the Eastern United States in the summer of 2005.

In the third quarter of 2005, we recognized $560 million of interest expense on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. We determined that it was probable that contractual interest on liabilities subject to compromise from the Petition Date would be incurred for certain claims expected to be allowed under the Plan. The interest amount was calculated based on the provisions of the proposed Plan.

In the third quarter of 2005, our strong operating performance reversed the trend of the first six months of 2005 related to our cash from operations. While our cash flow from operations for the first six months of 2005 reflected a decrease compared to 2004, our third quarter cash flow was a large enough increase to improve our cash flow from operations for the nine months ended September 30, 2005 as compared to the same period of 2004.

Results of Operations

Our gross margin and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
Gross Margin
Affiliate	$(168)	$231	$(399)	$240	$527	$(287)
Nonaffiliate	(6)	28	(34)	(12)	108	(120)
Total gross margin	(174)	259	(433)	228	635	(407)
Operating Expenses:
Generation facilities rent	24	30	(6)	75	78	(3)
Depreciation and amortization	23	23	—	68	67	1
Operations and maintenance
Affiliate	56	65	(9)	177	203	(26)
Nonaffiliate	65	44	21	192	166	26
Loss (gain) on sales of assets, net	—	65	(65)	(1)	65	(66)
Total operating expenses	168	227	(59)	511	579	(68)
Operating (Loss) Income	(342)	32	(374)	(283)	56	(339)
Other (Expense) Income , net	(563)	(1)	(562)	(566)	(3)	(563)
Reorganization items, net	37	23	14	(98)	67	(165)
Provision for income taxes	4	2	2	10	3	7
Net (Loss) Income	$(946)	$6	$(952)	$(761)	$(17)	$(744)

The following table summarizes gross margin by region (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
Mid-Atlantic	$(99)	$107	$(206)	$120	$298	$(178)
Northeast	(113)	101	(214)	8	202	(194)
West and other	38	51	(13)	100	135	(35)
Total	$(174)	$259	$(433)	$228	$635	$(407)

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
Mid-Atlantic	57%	48%	9%	44%	46%	(2)%
Northeast	40%	30%	10%	34%	35%	(1)%
West	21%	22%	(1)%	14%	20%	(6)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
Mid-Atlantic	5,331	4,530	801	12,420	12,976	(556)
Northeast	2,712	2,062	650	6,843	7,089	(246)
West	1,322	1,394	(72)	2,583	3,782	(1,199)

Three Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $433 million for the three months ended September 30, 2005 compared to the same period for 2004. The following table details gross margin by realized and unrealized margin for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$174	$(273)	$(99)	$135	$(28)	$107
Northeast	81	(194)	(113)	55	46	101
West	41	(3)	38	50	1	51
Total	$296	$(470)	$(174)	$240	$19	$259

The following table summarizes the change in realized and unrealized gross margin for the three months ended September 30, 2005 compared to same period in 2004 (in millions):

	Increase/(Decrease) for Three Months Ended September 30, 2005 versus 2004
	Realized	Unrealized	Total
Mid-Atlantic	$39	$(245)	$(206)
Northeast	26	(240)	(214)
West	(9)	(4)	(13)
Total	$56	$(489)	$(433)

During the three months ended September 30, 2005, most of our generating facilities had increased realized gross margin primarily due to higher energy prices, which contributed to wider conversion spreads. In addition, our volumes increased due to warmer weather in the third quarter of 2005 that increased demand. This increase in energy demand allowed certain cycling and peaking generating units to run more in 2005.

We also recorded significant unrealized losses on power sales contracts for future periods used to economically hedge our future generation primarily due to large forward price increases on short power positions during the period. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in future periods. For forward contracts physically settled, the unrealized loss will be reversed and we will also recognize and receive revenue based on the fixed price of the forward contract in the period that we deliver the power. For contracts financially settled, we will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that we realize the fixed price for which we previously contracted (through the use of a financial instrument to provide an economic hedge of our expected generation output).

•       Mid-Atlantic operations gross margin decreased $206 million primarily due to the following:

•        An increase of $39 million in realized gross margin primarily due to higher commodity prices and 18% higher generation volumes. Conversion spreads were wider in 2005 due to warmer weather in this region and the impact of hurricane activity on natural gas prices used to fuel power plants. Significant components of the $39 million increase are as follows:

•       An increase of $267 million related to higher spot market prices for electricity. Average peak prices in the Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) market increased by 116% and off-peak prices increased by 82%.

•       An increase of $17 million due to higher prices for ancillary services.

•       An increase of $7 million due to higher generation volumes.

•       A decrease of $182 million related to the settlement of electricity contracts used to economically hedge our generation output during this period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $61 million related to higher unit prices for fuel. This includes the impact of a change in the mix of generation, with the wider conversion spreads resulting in gas and oil fired generation increasing in greater proportion than coal fired generation.

•       A decrease of $6 million due to realized economic hedging of gas and oil.

•       A decrease of $3 million due to lower prices for capacity.

•        A decrease of $245 million related to unrealized losses from derivative instruments utilized to economically hedge expected generation in future periods.

•       Our Northeast operations gross margin decreased by $214 million primarily due to the following:

•        An increase of $26 million in realized gross margin primarily due to higher power prices, net of losses on power hedges, exceeding the impact of higher fuel prices, net of gains on fuel hedges. Significant components of the $26 million increase were as follows:

•       An increase of $135 million related to higher spot market prices for electricity. Peak prices in the spot markets for power increased an average of 92% and off-peak power prices increased by an average of 75%.

•       An increase of $29 million due to settlements on contracts to economically hedge our fuel costs during the period.

•       An increase of $5 million related to adjustments received from the ISO in the current period related to 2000-2003.

•       An increase of $5 million due to the receipt of insurance proceeds related to an outage at the Bowline facility in 2004.

•       An increase of $4 million related to capacity income earned under a new reliability-must-run (“RMR”) contract for our Kendall facility.

•       A decrease of $80 million related to the settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our generation.

•       A decrease of $69 million related to higher unit prices for fuel. This includes the impact of a change in the mix of generation, with the wider conversion spreads resulting in gas and oil fired generation increasing in greater proportion than coal fired generation.

•       A decrease of $5 million due to lower capacity prices.

•        A decrease of $240 million related to net unrealized losses on derivative instruments utilized to economically hedge expected generation in future periods.

•       Our West and other operations gross margin decreased by $13 million primarily due to the following:

•        A decrease of $9 million in realized gross margin which includes the following significant components:

•        An increase of $4 million in tolling revenue in Texas due to the full quarter impact in 2005 of a tolling agreement entered into in August 2004.

•        A decrease of $11 million due to the expiration of an RMR contract for one of our California generation facilities and a reduction in the amounts received for the remaining facilities, partially offset by capacity income received under a new tolling agreement.

•        A decrease of $3 million as a result of lower gains on settlements of power hedges and merchant generation activity.

•        A decrease of $4 million related to net unrealized losses on derivative instruments.

Operating Expenses.   Our operating expenses decreased $59 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily due to the loss on sales of assets of $65 million in 2004, a reduction in generation rent expense of $6 million and reductions in allocated corporate costs from Mirant Services of $5 million, Mirant Americas Energy Marketing of $2 million and a reduction in labor and severance costs of $2 million, reflected in operations and maintenance-affiliate, partially offset by an increase in operations and maintenance-nonaffiliate of $21 million. The major components of the increase in operations and maintenance-nonaffiliate were an increase of $8 million due to property tax settlements for New York and California in 2004, an expense of $5 million recorded in 2005 for additional costs related to the repairs at Swinging Bridge, an increase of $3 million in third party maintenance costs in New England and an increase of $3 million in third party operations costs in New England.

Interest Expense.   Interest expense increased by $564 million primarily due to the recognition in 2005 of $560 million of interest on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Nine Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $407 million for the nine months ended September 30, 2005 compared to the same period for 2004. The following table details gross margin by realized and unrealized margin for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$383	$(263)	$120	$393	$(95)	$298
Northeast	189	(181)	8	154	48	202
West	102	(2)	100	133	2	135
Total	$674	$(446)	$228	$680	$(45)	$635

The following table summarizes the change in realized and unrealized gross margin for the nine months ended September 30, 2005 compared to same period in 2004 (in millions):

	Increase/(Decrease) for Nine Months Ended September 30, 2005 versus 2004
	Realized	Unrealized	Total
Mid-Atlantic	$(10)	$(168)	$(178)
Northeast	35	(229)	(194)
West	(31)	(4)	(35)
Total	$(6)	$(401)	$(407)

During the nine months ended September 30, 2005 we recognized significant unrealized losses on power sales contracts for future periods used to economically hedge our expected future generation primarily due to large forward price increases on short power positions during the period, partially offset by the recognition of the fair value of certain coal contracts in the second quarter of 2005. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in future periods. For forward contracts physically settled, the unrealized loss will be reversed and we will also recognize and receive revenue based on the fixed price of the forward contract in the period that we deliver the power. For contracts financially settled, we will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that we realize the fixed price for which we previously contracted (through the use of a financial instrument to provide an economic hedge of our expected generation output).

•       Mid-Atlantic operations gross margin decreased $178 million primarily due to the following:

•        A decrease of $10 million in realized gross margin primarily due to narrower conversion spreads in the first two quarters and the consequent reduction in generation volumes, partially offset by the widening of the conversion spread and the increased generation volumes in the third quarter. Overall for the nine months ended September 30, 2005, generation volumes were 4% less than for the same period in 2004. Significant components of the $10 million decrease are as follows:

•       An increase of $329 million related to higher spot market prices for electricity. Average peak prices in the PJM market increased by an average of 44% and off-peak prices increased by an average of 36%.

•       An increase of $26 million due to higher prices for ancillary services.

•       An increase of $13 million due to a net settlement with a coal supplier related to rail car transportation schedule issues that resulted in lower fuel expense.

•       An increase of $6 million due to the 2005 sale of a power option for 2006.

•       A decrease of $250 million related to settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $84 million related to higher unit prices for fuel.

•       A decrease of $27 million due to lower generation volumes.

•       A decrease of $10 million related to the settlement of fuel contracts used to economically hedge some of our fuel purchase requirements.

•       A decrease of $7 million resulting from increased emissions prices for SO2 and NOx emissions allowances.

•       A decrease of $5 million due to lower capacity prices.

•        A decrease of $168 million related to higher unrealized losses from derivative instruments of $263 million in 2005 compared to unrealized losses of $95 million in 2004. The $263 million loss in 2005 includes a $6 million loss due to the sale of a power option for 2006.

•       Our Northeast operations gross margin decreased by $194 million primarily due to the following:

•        An increase of $35 million in realized gross margin primarily due to higher power prices, net of losses on power hedges, exceeding the impact of higher fuel prices, net of gains on fuel hedges and the effects of a 3% reduction in generation volumes. Significant components are as follows:

•       An increase of $178 million related to higher spot market prices for electricity. Peak prices in the spot markets for power increased an average of 38% and off-peak power prices increased by an average of 36%.

•       An increase of $45 million due to settlements on contracts to economically hedge our fuel costs.

•       An increase of $8 million related to capacity income earned under a new RMR contract for our Kendall facility.

•       An increase of $5 million related to ISO adjustments from 2000-2003.

•       An increase of $5 million due to the receipt of insurance proceeds related to an outage at the Bowline facility in 2004.

•       An increase of $3 million due to a reduction in gas transport costs.

•       A decrease of $114 million related to higher unit prices for fuel.

•       A decrease of $66 million related to settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $13 million due to lower generation volumes.

•       A decrease of $10 million due to lower net gains on gas sales in 2005 compared to 2004.

•       A decrease of $8 million due to lower capacity prices.

•        A decrease of $229 million related to net unrealized losses on derivative instruments.

•       Our West and other operations gross margin decreased by $35 million primarily due to the following:

•        A decrease of $31 million in realized gross margin which includes the following significant components:

•       An increase of $8 million due to the elimination of intercompany emissions allowance purchases.

•       A decrease of $21 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by capacity income received under a new tolling agreement for that unit and one other California generating unit.

•       A decrease of $17 million due to the effect on RMR income of an extended planned outage of one of our California units, as well as lower contractual prices being received under the 2005 RMR agreement.

•       A decrease of $1 million as a result of lower gains on settlements of power hedges and merchant generation activity.

•        A decrease of $4 million related to net unrealized losses on derivative instruments utilized to economically hedge expected generation in future periods.

Operating Expenses.   Our operating expenses decreased by $68 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the loss on sales of assets of $65 million in 2004, a reduction in generation facilities rent of $3 million and reductions in allocated corporate costs from Mirant Services of $12 million and Mirant Americas Energy Marketing of $9 million and a reduction in labor and severance costs of $5 million reflected in operations and maintenance-affiliate, partially offset by an increase in operations and maintenance-nonaffiliate of $26 million. The major components of the increase in operations and maintenance-nonaffiliate are an expense of $7 million recorded in 2005 for repairs at Swinging Bridge, environmental remediation costs of $5 million recorded in New York in 2005, an increase of $4 million for third party maintenance costs at Mirant Mid-Atlantic, an increase of $8 million due to property tax settlements for New York and California in 2004, and an increase of $3 million in New England third party operations costs.

Interest Expense.   Interest expense increased by $566 million primarily due to the recognition in 2005 of $560 million of interest on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities, including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

The Company and its subsidiaries continue to participate in the intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and to be parties to the debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). Under the intercompany cash management program, the Bankruptcy Court imposed borrowing limits for intercompany loans among the respective subsidiary sub-groups. In December 2004, the Bankruptcy Court amended the intercompany cash management program to exclude from the intercompany borrowing limits amounts borrowed by Mirant Americas Energy Marketing from the non-Mirant Americas Energy Marketing sub-groups to fund cash collateral posted and cash prepayments made to third parties on account of transactions entered into by Mirant Americas Energy Marketing for the benefit of the members of the non-Mirant Americas Energy Marketing sub-groups. All intercompany transfers by such Mirant entities are recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group. As of September 30, 2005, Mirant Americas Energy

Marketing had borrowed $482 million from us under the collateral borrowings. The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of September 30, 2005. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January 2005 and decreased another $37 million in September 2005, following the consummation of sales of certain assets of Mirant. In addition, the Company estimates that the reserve for property taxes that decreases the borrowing base has increased by $14 million. The effect of the changes since December 31, 2004 resulted in a borrowing base of $625 million at September 30, 2005. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or the Company, to remove the Company and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers. In October 2005, the Bankruptcy Court approved an extension of the DIP facility through January 31, 2006.

We and, upon formation, our Mirant North America subsidiary, are holding companies and as a result, we are dependent upon dividends, distributions and other payments from our subsidiaries to generate the funds necessary to meet our obligations. The ability of certain of our subsidiaries to pay dividends and distributions is restricted under the terms of their debt or other agreements. In particular, a substantial portion of the cash provided by operating activities is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases as currently constituted contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under its leveraged leases, Mirant Mid-Atlantic is not permitted to pay any dividends or make any distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. The projected fixed charge coverage ratios are based on projections that are not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and are not audited, reviewed or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. In the event of a default under the leveraged leases or if the restricted payments test is not satisfied, the cash of Mirant Mid-Atlantic would not be able to be distributed. The calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA,” as defined in the lease agreements, of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. Based on our calculation of the fixed charge coverage ratios under the leveraged leases as of September 30, 2005 and December 31, 2005, Mirant Mid-Atlantic would fail to meet the required 1.7 to 1.0 ratio for restricted payments if certain non-cash charges are included in the calculation. It is a condition to the commitments of the lenders for the proposed revolving credit facility for Mirant North America that such lenders shall have received certification that Mirant Mid-Atlantic is not prohibited, and is not projected to be prohibited, from making distributions or dividends. The Mirant Debtors are seeking a determination of the Bankruptcy Court in connection with the entry of the confirmation order that the interpretations set forth in Note F with respect to the calculation of the FCCR in connection with the restricted payments test are fair and appropriate. In the event that the restricted payments test is not revised and continues to apply to Mirant Mid-Atlantic, the Bankruptcy Court does not make the requested determinations and the unrealized losses are included in the calculation of the restricted payments test, the Mirant Debtors may not be able to emerge from bankruptcy under the proposed Plan.

The proposed Plan provides for the organization of Mirant North America as an intermediate holding company that would be our subsidiary and the parent of our indirect subsidiaries, including Mirant Mid-Atlantic. The proposed Plan provides for Mirant North America to incur certain indebtedness to be issued in connection with the Plan and to enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries other than Mirant Mid-Atlantic and its subsidiaries. We expect that any such revolving credit facility will include certain covenants typical in such credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, we expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America and on its ability to make distributions to us. The availability of the Mirant North America revolving credit facility, an important source of liquidity for our subsidiaries post-bankruptcy, and our ability to pay our obligations, and the ability of Mirant North America to pay its obligations, may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America.

Cash Flows

Operating Activities.   Cash provided by operating activities increased $11 million for the nine months ended September 30, 2005 compared to the same period in 2004. Net cash provided by operating activities excluding the changes in operating assets and liabilities decreased by $15 million for the nine months ended September 30, 2005 compared to the same period in 2004. Our gross margin, excluding unrealized gains and losses was $674 million in 2005 compared to $680 million in 2004. The decrease in cash related to lower realized gross margin in the first six months of 2005 was partially offset for the nine months ended September 30, 2005 by our substantial increase in realized gross margin in the third quarter of 2005 compared to the same period in 2004.

During the nine months ended September 30, 2005, changes in operating assets and liabilities provided $112 million in cash compared to $86 million for the same period in 2004. In both periods, we had favorable net changes in our payable to affiliates, offset substantially by increases in our receivables from affiliates due generally to higher gross margin accruals in September of each period as compared to the preceding December. Prepaid rent on our leases also provided a favorable change of $8 million in 2005 compared to $11 million for the same period in 2004. As of September 30, 2005, $61 million had been drawn on letters of credit arranged by the Company and is reflected in liabilities subject to compromise.

Investing Activities.   In the nine months ended September 30, 2005, capital expenditures increased $22 million and notes receivable from Mirant Americas Energy Marketing increased $449 million compared to the same period in 2004 due to collateral borrowings of $482 million in 2005. Proceeds from the sale of assets provided $4 million cash in 2005.

Financing Activities.   There were no financing activities for the nine months ended September 30, 2005 and 2004.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. On September 7, 2005 the Mirant Debtors reached an agreement with a number of the key constituencies in their Chapter 11 case, including all three Statutory Committees, regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005 and subsequently updated on September 30, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan. Subsequently, the Mirant Debtors mailed solicitation materials to all known holders of impaired claims and equity interests against the Mirant Debtors entitled to vote on the Plan. In addition, the Bankruptcy Court fixed December 1, 2005 as the date for the hearing to consider confirmation of the Plan and related matters. Properly executed ballots and any objections to the confirmation of the Plan are due by November 10, 2005. Until such time as the Plan is confirmed by the Bankruptcy Court, we are unable to predict the timing of our emergence from bankruptcy protection.

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

U.S. Energy Legislation

The Energy Policy Act of 2005 (“Energy Policy Act”) was passed by the U.S. Congress in July 2005 and was signed into law in August 2005. This comprehensive legislation, in pertinent part, repeals the Public Utilities Holding Company Act (“PUHCA”) effective six months after enactment of the Energy Policy Act, establishes transmission reliability standards, offers incentives for transmission grid improvements and renewables, and prohibits market manipulation. The law does not contain provisions that would prevent or otherwise significantly impair the continuation of competitive markets. Mirant does not believe the legislation will have a demonstrable impact on Mirant’s business, but would eliminate limitations imposed by PUHCA, such as limitations currently imposed on Mirant’s exempt wholesale generator subsidiaries and foreign utility companies. In addition, the repeal of PUHCA would remove limitations on the ability of a public utility or any other entity to acquire public utility assets.

Tolling Arrangement for California Plants

We are currently seeking proposals for a one-, two- or three-year tolling arrangement and/or resource adequacy capacity sale on two of our California natural gas fired generating facilities, Pittsburg 7 and Contra Costa 6. Pittsburg 7’s capacity is 682 MW; Contra Costa 6’s capacity is 337 MW.

Consent Decree with State of New York

On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree to resolve alleged violations of New Source Review requirements under the Clean Air Act by the prior owner of the Lovett facility. Under the consent decree, Mirant Lovett committed to install on Lovett’s two coal fired units by 2007 through 2008: (1) emission control technology consisting of selective catalytic reduction technology to reduce NOx emissions; (2) alkaline in-duct injection technology to reduce SO2 emissions, and (3) a baghouse. The consent decree allows Mirant Lovett to shut down or convert one of the units to burning natural gas only rather than install the prescribed emission controls on the unit. For one of the units, Mirant Lovett also has the option to convert the unit to operate exclusively as a gas fired boiler and limit the hours of operation rather than install the prescribed emission controls. The consent decree required Mirant Lovett to notify the state of its selected option by August 1, 2004, which date was extended by the State of New York to August 1, 2005. On November 2, 2005, the State of New York extended the deadline to December 23, 2005. Based on Mirant Lovett’s expected compliance technology, if Mirant Lovett elects to install the prescribed environmental controls, the cost is expected to exceed $200 million.

Environmental

Regional Greenhouse Gas Initiative.   Nine Northeast and Mid-Atlantic states have created a cooperative known as the Regional Greenhouse Gas Initiative (“RGGI”) to develop a template for a regional cap and trade program for carbon dioxide emissions from power plants of 25 MW or greater. Similar to the northeast NOx Budget Rule, this initiative envisions participating states executing a memorandum of understanding and then promulgating implementing regulations substantially the same as the RGGI template. The RGGI, released in August 2005, proposes that the memorandum of understanding requires that aggregate carbon dioxide emissions in the region be capped at current levels from 2009 through 2015, followed by a second phase reduction of 10% that would be implemented between 2015 and 2020. The recommended allocation scheme calls for allocation of 20% of allowances to a public benefit purpose and 5% to a regional strategic carbon fund, thereby further reducing allowances available to affected facilities. In the future, the RGGI may include other sources of greenhouse gas emissions and greenhouse gases other than carbon dioxide. If the RGGI results in mandatory regulations in states where Mirant has affected generating units, the costs of implementation could be material.

Clean Air Interstate Rule.   On March 10, 2005, the EPA promulgated the Clean Air Interstate Rule (“CAIR”), which establishes a year-round cap and allowance trading program primarily applicable to electric power plants in 28 eastern states and Washington, D.C. The EPA has established a federal framework for the CAIR program that will be administered by the states through their state implementation plans, due in 2006. These cap and trade programs will be implemented in two phases, with the first NOx phase going into effect in 2009, SO2 in 2010 and more stringent caps going into effect in 2015 for both NOx and SO2. On August 1, 2005, to ensure emissions reductions required under the CAIR are achieved, the EPA proposed a federal implementation plan to utilize in the event subject states do not submit appropriate State Implementation Plans. Mirant will monitor the implementation of this rulemaking and develop compliance plans as necessary.

Clean Air Mercury Rule.   On March 15, 2005, the EPA promulgated the Clean Air Mercury Rule (“CAMR”) to reduce mercury emissions from coal fired plants. The EPA withdrew its earlier finding that it was necessary and appropriate to regulate coal fired power plants under the Clean Air Act (“CAA”) Section 112 hazardous air pollutant rules and opted instead to utilize its authority under the CAA Sections 110 and 111 to establish a federal framework for what will ultimately be a mercury cap and trade program administered by states through their state implementation plans. The CAMR establishes a first phase of mercury reductions required by 2010. These reductions are anticipated to occur as “co-benefits” of the reductions in NOx and SO2 that will result from pollution controls added to meet the requirements of the CAIR rule, discussed above. The second phase of the CAMR cap and trade program for mercury emissions will require substantial further reductions from power plants by 2018. When fully implemented, the CAMR will require a 70% reduction in mercury emissions from power plants. In addition to the cap and trade program, the CAMR establishes standards of performance limiting mercury emissions from new, reconstructed and modified power plants. The EPA announced on October 21, 2005 that it has granted several petitions to reconsider seven issues in the CAMR rulemaking. The EPA is also proposing to reconsider certain aspects of its decision not to regulate electric utility steam generating units under the CAA Section 112 hazardous air pollution rules.

New Source Review.   The Clean Air Act provides for a major source permitting program, known as “New Source Review” (“NSR”). For the past several years, the EPA has pursued an enforcement policy that resulted in approximately 50 civil suits challenging physical changes made at power plants across the country on the theory that a major source permit was required but not obtained. Among other defenses, the power plant owners asserted that these changes were exempt from the permit requirements because they constituted routine maintenance, repair and replacement of old equipment. If the EPA were to prevail in these cases, the NSR permit would require the addition of state-of-the-art pollution controls at affected power plants as well as penalties. Since the inception of these cases, the EPA has promulgated rules that help clarify what constitutes routine maintenance, repair and replacement and has recently proposed a clarifying standard for assessing whether the NSR permit requirement would apply to physical changes at a power plant. In light of these actions and the CAIR rulemaking, the EPA recently announced that in the future it will focus on cases that violate the proposed, clarified rule and not pursue its earlier theories except that it will conclude the already pending cases.

Regulations under the Federal Water Pollution Control Act.   The EPA has issued new regulations under section 316(b) of the Federal Water Pollution Control Act, establishing performance standards reflecting the “best technology available” for cooling water intake structures to minimize adverse environmental impacts. These regulations apply to all existing steam electric power plants that withdraw more than 50 million gallons per day of cooling water from surface waters of the United States. The EPA’s new section 316(b) rules for existing facilities are intended to reduce the losses of aquatic organisms inadvertently impinged (i.e., trapped against) or entrained (i.e., pulled into) by cooling water intake structures at existing facilities, as compared to a “baseline” condition. The performance standard the EPA has adopted requires exiting facilities to reduce impingement mortality by 80 to 95 percent, and entrainment by 60 to 90 percent.

The section 316(b) regulations for existing facilities give power plants flexibility to choose among different compliance alternatives for meeting the performance standards. Potential compliance alternatives can include using existing technologies, selecting additional fish protection technologies, using restoration measures or demonstrating that alternative standards are warranted. Over the next few years, our power plants subjected to this cooling water intake regulation (Lovett, Bowline, Canal, Kendall, Pittsburg, Contra Costa, Potrero, Chalk Point, Morgantown and Dickerson) will be in the process of evaluating and implementing the requirements of the section 316 (b) existing facility regulations by completing impingement and entrainment studies, evaluating technologies, operational measures, restoration measures and collecting other required information. At this time, and until the aquatic studies and evaluation of compliance options are completed, the costs to comply with the 316(b) existing facility regulations are not known. The regulatory deadline for completing those studies and presenting a proposal for compliance (known as a Compliance Demonstration Study or “CDS”) varies depending on the duration of the current National Pollutant Discharge Elimination System permit. Facilities whose permits expire before January 9, 2008 are entitled to request an extension until January 7, 2008 to submit the CDS, while those with four or more years remaining must submit the CDS as part of the normal permit renewal process.

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

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities-affiliate in our unaudited condensed consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

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

The fair value of price risk management assets-affiliate and price risk management liabilities-affiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenues-affiliate and as cost of fuel, electricity and other products-affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not currently qualify for cash flow or fair value hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our financial statements-including gross margin, operating income and balance sheet ratios-are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. We plan to implement cash flow hedge accounting during 2006 and expect reduced gross margin volatility related to commodity contracts.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to September 30, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of September 30, 2005:

	Total Number of Claims	Total Claims Exposure
Total Claims Filed	1,108	$91,263
Less:
Redundant claims	5	—
Claims with basis for objection	758	88,193
Total Claims	345	3,070
Additional scheduled liabilities		4
Remaining Claims		$3,074

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $3 billion, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of September 30, 2005. The $1.2 billion of estimated liabilities is mainly related to our operating leases.

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

During the current period, market prices of natural gas have increased substantially in most markets. The prices were mainly influenced by fuel supply shortages that resulted from hurricane activity and by abnormally warm weather in the Eastern half of the United States. As a result of the increases in our cost of fuel for our natural gas and oil fired generation facilities, we considered these long-lived assets for potential impairment. While our estimated cost of fuel in future periods has increased, at this time we do not view that the spark spreads in the markets in which we operate have narrowed significantly in the long-term. In addition, our natural gas fired generation facilities have remaining useful lives that are long enough such that the undiscounted expected cash flows on these assets would need to decrease dramatically for the amounts to be less than the carrying value of these assets.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in “Part II Item 1. Legal Proceedings” and Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note E to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of September 30, 2005.

For a further discussion of market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                        Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures and our control over financial reporting (discussed in the next paragraph).

Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2005. Based upon this evaluation, our management concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2004 and the Company’s Form 10-Qs for the quarters ended March 31, 2005 and June 30, 2005. Also see Note G “Litigation and Other Contingencies” to the unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

California Litigation by Governmental Units and Certain Other Parties

FERC Show Cause Proceeding Relating to Trading Practices.   On June 27, 2005, the FERC approved the settlement agreement entered into between certain Mirant entities and the FERC Trial Staff filed with the FERC for its approval on September 30, 2003 (as amended in the filing made by the Mirant entities and the FERC Trial Staff on December 19, 2003 to include issues related to the selling of ancillary services) (the “Trading Settlement Agreement”). The Bankruptcy Court approved the Trading Settlement Agreement on August 24, 2005. Certain parties have filed motions for rehearing with the FERC, which motions remain pending.

California Settlement.   Under the California Settlement, PG&E and Mirant Delta, LLC were to negotiate by September 30, 2005 (extended by the parties from the original date of April 30, 2005) an agreement (the “Option Agreement”) under which PG&E would have separate options to purchase each of Mirant Delta’s existing Contra Costa generating plant and its existing Pittsburg generating plant, in both cases once no unit at the plant has operated for a certain period of years. The Option Agreement was not finalized, and Mirant Delta and the other Mirant parties to the California Settlement have no further obligations to PG&E with respect to the Option Agreement or the rights it was to provide to PG&E.

Rate Payer Litigation

California Rate Payer Litigation.   Various lawsuits were filed in 2000 through 2003 that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and several Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. With respect to the six such suits that were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts, on October 3, 2005 the California state court dismissed the six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. The period within which the plaintiffs may appeal that dismissal has not yet expired.

Shareholder-Bondholder Litigation

Mirant Americas Generation Securities Class Action.   On September 6, 2005, the district court entered an order approving the settlement entered into by Mirant Americas Generation and the plaintiff in the Wisniak suit, certifying a settlement class, and dismissing the action.

City of Alexandria Zoning Action

On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit filed on January 18, 2005 by Mirant Potomac River and Mirant Mid-Atlantic against the City of Alexandria and the City Council. The consent order extends through October 17, 2005, the period within which Mirant Potomac River may file an application for such special use permits as may be necessary as a result of the actions taken by the City Council for the City of Alexandria on December 18, 2004 changing the zoning status of the Potomac River plant and revoking certain special use permits issued to Mirant Potomac River in 1989. The City of Alexandria and

Mirant Potomac River have submitted to the court for its approval another consent order that would further extend that time period to January 31, 2006.

Environmental Proceedings

New York Opacity.   On June 8, 2005, the New York State Department of Environmental Conservation (“NYSDEC”) entered an order agreed to by the Mirant defendants that set penalty amounts for future violations of opacity standards by Mirant Bowline and Mirant Lovett and required the Mirant defendants to pay a penalty of $44,100 for emissions violations occurring prior to January 1, 2005. The Bankruptcy Court approved the agreed to order on August 17, 2005.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) have objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. The Owners/Lessors argue that the consent decree unjustly imposes financial hardships on them and significantly affects the economic value of the Morgantown and Dickerson plants by requiring capital investments to install pollution control equipment and imposing significant operating limitations.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary

Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserts that emissions from the Potomac River plant exceed national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contends based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emission standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. In response to a directive from the Virginia DEQ, Mirant Potomac River temporarily shut down the Potomac River plant on August 24, 2005 pending identification and implementation of modifications to the plant or its operations, which modifications could be material. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, fly ash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury, and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees.

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

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC), and to pay a civil penalty in the amount of $100,000. On August 1, 2005, Mirant NY-Gen and the NYSDEC entered into a consent order regarding the remediation of the pipeline leak. That consent order requires Mirant NY-Gen to (1) determine to what extent, if any, the leak impacted the groundwater in the area of the Hillburn facility and (2) design and install equipment to remediate impacted soil and groundwater. Mirant NY-Gen and the NYSDEC entered into a second consent order on September 15, 2005 to address penalties and cost reimbursement to the NYSDEC relating to the remediation of the pipeline leak. Under the September 15, 2005 consent order, Mirant NY-Gen will (1) pay a penalty of $50,000, (2) reimburse the NYSDEC for costs to date and future costs in an amount not to exceed $20,000 and (3) pay costs associated with an independent, third-party environmental audit of the Hillburn facility, which is expected to cost approximately $35,000. The consent orders were subject to the approval of the Bankruptcy Court, which was obtained on September 22, 2005.

Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the off-site contamination, the exact cost of remediation is unknown at this time. Mirant NY-Gen may remain in Chapter 11 until these matters are resolved.

New York Oil Storage Assessment.   Mirant Bowline and Mirant Lovett have undertaken a program to review compliance with federal and state regulations applicable to oil storage at the Bowline and Lovett plants. Results of the Lovett assessment indicate the secondary containment capacity may not be adequate for the design capacity of the tanks, although it is sufficient for the working volume. Additionally, approximately 10% of the liner may need repair. At Bowline, the secondary containment is adequate; however, an evaluation of the liner permeability is currently being undertaken. The cost of any repairs of the facilities is unknown at this time.

New York Tax Proceedings

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, and approximately $45 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005 and September 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

Other Governmental Proceedings

Department of Justice Inquiries:   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about the activities of Mirant and its subsidiaries, including the Company and its subsidiaries, for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held preliminary discussions with DOJ regarding the disposition of this matter. The DOJ could decide that further action against Mirant is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. At this time, the Company believes that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company and its subsidiaries. Mirant has cooperated fully with the DOJ and intends to continue to do so.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant Americas Generation’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Form 10-Qs for the quarters ended March 31, 2005 and June 30, 2005.

Item 6.                        Exhibits

(a)   Exhibits.

2.1	*

Second Amendment to the Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Exhibit A to the Second Amended Disclosure Statement Relating to the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization Designated on Form 8-K filed October 7, 2005 as Exhibit 99.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2005.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ DAN STREEK
Vice President and Controller (Principal Accounting Officer)