Form 10-Q
period 2006-03-31
MIRANT AMERICAS GENERATING LLC
filed 2006-05-11
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	51-0390520
(State or other jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia		30338
(Address of Principal Executive Offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

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

•       our implementation of business strategies, including the acquisition of additional assets or the disposition or alternative utilization of existing assets;

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

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

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

•       our ability to negotiate favorable terms from suppliers, counterparties and others and to retain customers because we were previously subject to bankruptcy protection; and

•       the disposition of the pending litigation described in this Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2005.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant Americas Generation, LLC’s unaudited condensed consolidated and combined financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Americas Generation” refer to Mirant Americas Generation, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

MARCH 31, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
and
MARCH 31, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Operating revenues—affiliate	$3	$35
Operating revenues—nonaffiliate	973	556
Total operating revenues	976	591
Cost of fuel, electricity and other products—affiliate	16	30
Cost of fuel, electricity and other products—nonaffiliate	307	366
Total cost of fuel, electricity and other products	323	396
Gross Margin	653	195
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges of $2 in 2005	70	78
Operations and maintenance—nonaffiliate	73	61
Depreciation and amortization	32	33
Generation facilities rent	24	25
Gain on sales of assets, net	—	(1)
Total operating expenses	199	196
Operating Income (Loss)	454	(1)
Other Expense (Income), net:
Interest expense—affiliate	—	3
Interest expense—nonaffiliate	75	1
Interest income—nonaffiliate	(7)	(1)
Other, net	(3)	(1)
Total other expense (income), net	65	2
Income (Loss) before Reorganization Items and Income Taxes	389	(3)
Reorganization items, net	—	30
Provision for income taxes	—	6
Net Income (Loss)	$389	$(39)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$335	$424
Funds on deposit	512	1,540
Receivables:
Affiliate	27	21
Customer accounts, less allowance for uncollectibles of $3 for 2006 and 2005, respectively	341	577
Price risk management assets—affiliate	17	—
Price risk management assets—nonaffiliate	608	604
Prepaid rent and other payments	127	147
Inventory	314	278
Assets held for sale	7	7
Investment in securities available for sale	55	30
Other current assets	2	6
Total Current Assets	2,345	3,634
Property, Plant and Equipment, net	2,807	2,808
Noncurrent Assets:
Other intangible assets, net	219	221
Price risk management assets—affiliate	4	—
Price risk management assets—nonaffiliate	127	105
Prepaid rent	184	208
Funds on deposit	5	5
Accounts receivable, less allowance for uncollectibles of $3 for 2006 and 2005	6	2
Debt issuance costs, net	66	37
Deferred income taxes	5	—
Total Noncurrent Assets	616	578
Total Assets	$5,768	$7,020
LIABILITIES AND EQUITY
Current Liabilities:
Note payable—affiliate	$5	$21
Current portion of long-term debt	10	3
Claims payable and estimated claims accrual	102	1,831
Accounts payable and accrued liabilities	320	486
Payable to affiliate	65	305
Price risk management liabilities—affiliate	4	5
Price risk management liabilities—nonaffiliate	557	791
Accrued property taxes	200	186
Deferred income taxes	5	—
Total Current Liabilities	1,268	3,628
Noncurrent Liabilities:
Long-term debt	3,281	2,590
Price risk management liabilities—nonaffiliate	28	27
Asset retirement obligations	34	33
Other noncurrent liabilities	4	5
Total Noncurrent Liabilities	3,347	2,655
Liabilities Subject to Compromise	34	34
Commitments and Contingencies Equity:
Member’s interest	1,390	995
Preferred stock in affiliate	(324)	(319)
Accumulated other comprehensive income	53	27
Total Equity	1,119	703
Total Liabilities and Equity	$5,768	$7,020

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

			Accumulated
		Preferred	Other
	Member’s	Stock in	Comprehensive	Comprehensive
	Interest	Affiliate	Income	Income
Balance, December 31, 2005	$995	$(319)	$27
Net Income	389	—	—	$389
Amortization of discount on preferred stock in affiliate	5	(5)	—	—
Capital contribution pursuant to the Plan of Reorganization	1	—	—	—
Other comprehensive income	—	—	26	26
Comprehensive Income				$415
Balance, March 31, 2006	$1,390	$(324)	$53

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

MARCH 31, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

and

MARCH 31, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Cash flows from operating activities:
Net income (loss)	$389	$(39)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34	33
Unrealized losses (gains) on price risk management assets and liabilities	(281)	57
Deferred income taxes	—	1
Non-cash charges for reorganization items	—	19
Gain on sales of assets and investments	—	(1)
Changes in certain assets and liabilities:
Affiliate accounts receivable	(6)	(53)
Customer accounts receivable	237	70
Prepaid rent	24	25
Inventory	(36)	7
Other assets	198	(85)
Accounts payable and accrued liabilities	(171)	4
Claims payable and estimated claims	(739)	—
Payable to affiliate	9	(20)
Accrued taxes, affiliate	—	21
Accrued taxes, nonaffiliate	14	(17)
Accrued property taxes, nonaffiliate	—	12
Other liabilities	18	1
Total adjustments	(699)	74
Net cash provided by (used in) operating activities	(310)	35
Cash flows from investing activities:
Capital expenditures	(21)	(23)
Repayments on notes receivable from affiliate	—	8
Proceeds received from the sales of assets, net	2	4
Net cash used in investing activities	(19)	(11)
Cash flows from financing activities:
Proceeds from issuance of debt-nonaffiliate	2,015	—
Repayment of debt-affiliate	(16)	(1)
Repayment of debt-nonaffiliate	(468)	—
Settlement of debt under the Plan	(990)	—
Payment to affiliate under the Plan	(250)	—
Debt issuance cost	(51)	—
Net cash provided by (used in) financing activities	240	(1)
Net increase (decrease) in cash and cash equivalents	(89)	23
Cash and cash equivalents, beginning of the period	424	636
Cash and cash equivalents, end of the period	$335	$659
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$19	$4
Cash paid for reorganization items	$1,737	$16
Financing Activity:
Capital contribution—non-cash	$1	$—

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A.   Description of Business

Overview

Mirant Americas Generation, LLC, including its subsidiaries (collectively, the “Company” or “Mirant Americas Generation”), is a national independent power provider and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Mirant was incorporated in Delaware on September 23, 2005, and is the successor to a corporation of the same name that was formed in Delaware on April 3, 1993. This succession occurred by virtue of the transfer of substantially all of old Mirant’s assets to new Mirant in conjunction with old Mirant’s emergence from bankruptcy protection on January 3, 2006. Old Mirant was then renamed and transferred to a trust which is not affiliated with new Mirant. As used in this report “Mirant” refers to old Mirant prior to January 3, 2006, and to new Mirant on or after January 3, 2006.

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

Pursuant to the Plan of Reorganization (the “Plan”), that was approved in conjunction with Mirant’s emergence from bankruptcy, in December 2005, Mirant contributed its interest in Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) to our indirect wholly- owned subsidiary Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) and its interest in Mirant Zeeland, LLC (“Mirant Zeeland”) and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) to Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary. All of the contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change in the Mirant Americas Generation reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” and accordingly the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. On January 31, 2006, the trading and marketing business of the Trading Debtors was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a wholly-owned subsidiary of Mirant North America. After these transfers took place, the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. As a result, the company now executes the affiliate transactions previously executed with the Trading Debtors with Mirant Energy Trading.

The Company has a number of service agreements for labor and administrative services with Mirant Services, LLC (“Mirant Services”). In addition, Mirant Energy Trading, and previously Mirant Americas Energy Marketing, provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and the Contributed Subsidiaries as discussed above and have been prepared from records maintained by Mirant Americas Generation, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the consolidated and combined financial statements.

New Accounting Standards Not Yet Adopted

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for exchanges of inventory with the same counterparty as one transaction. EITF 04-13 will be applied to new arrangements, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period after March 15, 2006. The Company will adopt EITF 04-13 on April 1, 2006. EITF 04-13 will impact the Company’s accounting for emissions allowances classified as inventory to the extent the allowances are exchanged in a transaction with the same counterparty.

In February 2006, the FASB issued Statement of Financial Accounting Standards Board (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46R affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company will adopt FSP FIN 46R-6 on July 1, 2006, on a prospective basis.

B.   Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

At March 31, 2006, and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash are $102 million and $1,831 million, respectively, and these amounts are recorded in claims payable and estimated claims accrual on the accompanying unaudited condensed consolidated balance sheets. These amounts do not include the portion of unresolved claims that will be settled in Mirant common stock. During the three months ended March 31, 2006, the Company paid approximately $1,729 million in cash related to bankruptcy claims. Of this amount approximately $990 million is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $739 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest.

Financial Statements of Subsidiaries in Bankruptcy

Mirant Americas Generation’s New York subsidiaries remain in bankruptcy and include the following entities: Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant NY-Gen, LLC (“Mirant NY-Gen”), Mirant New York, Inc. (“Mirant New York”) and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant Americas Generation’s New York subsidiaries are set forth below.

New York Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Operating Revenues	$118	$65
Total cost of fuel, electricity and other products	43	49
Operating Expenses	42	38
Operating Income (Loss)	33	(22)
Other expense, net	2	—
Reorganization items, net	(1)	—
Provision for income taxes	—	1
Net Income (Loss)	$32	$(23)

New York Subsidiaries

Unaudited Condensed Consolidated Balance Sheet Data

	March 31,	December 31,
	2006	2005
	(in millions)
Current Assets	$103	$31
Intercompany receivables	97	149
Property, plant and equipment, net	498	502
Other	8	4
Total Assets	$706	$686
Liabilities not subject to compromise
Current liabilities	$173	$168
Intercompany payables	19	36
Noncurrent liabilities	9	9
Liabilities subject to compromise-affiliate	62	62
Liabilities subject to compromise-nonaffiliate	18	18
Member’s equity	425	393
Total Liabilities and Member’s Equity	$706	$686

New York Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months ended March 31,
	2006	2005
	(in millions)
Net cash provided by (used in):
Operating activities	$(2)	$5
Investing activities	74	(6)
Financing activities	2	1
Net increase in cash and cash equivalents	74	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$75	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise are $34 million and $34 million at March 31, 2006, and December 31, 2005, respectively, and relate to its New York subsidiaries that remain in bankruptcy.

The amounts subject to compromise at March 31, 2006, and December 31, 2005, consisted of the following items (in millions):

	March 31, 2006	December 31, 2005
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities—affiliate	$16	$16
Accounts payable and accrued liabilities—nonaffiliate	18	18
	$34	$34

Reorganization Items, Net

For the three months ended March 31, 2006, reorganization items, net were less than $1 million and relate to the New York subsidiaries. For the three months ended March 31, 2005, reorganization items, net represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

The following were the significant items within this category (in millions):

Three Months Ended March 31,
2005
Estimated claims and losses on rejected and amended contracts	$19
Professional fees and administrative expenses	16
Interest income, net	(5)
Total	$30

C.   Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Americas Generation reporting entity at December 31, 2005.

The following table and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Americas Generation’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2005:

	For the Three Months March 31, 2005
	As Previously
	Reported	Adjustments	Combined
	(in millions)
Operating Revenues:
Affiliate	$381	$(346)	$35
Nonaffiliate	50	506	556
Total operating revenues	431	160	591
Cost of fuel, electricity and other products—affiliate	210	(180)	30
Cost of fuel, electricity and other products—nonaffiliate	54	312	366
Total cost of fuel, electricity and other products	264	132	396
Gross Margin	167	28	195
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	62	16	78
Operations and maintenance—nonaffiliate, including restructuring	57	4	61
Depreciation and amortization	23	10	33
Generation facilities rent	25	—	25
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	166	30	196
Operating Income (loss)	1	(2)	(1)
Other Expense, net	1	1	2
Loss before Reorganization Items and Income Taxes	—	(3)	(3)
Reorganization items, net	15	15	30
Provision for income taxes	6	—	6
Net loss	$(21)	$(18)	$(39)

Historically, the Company’s operating subsidiaries were party to services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing was responsible for marketing the output of the Company’s facilities and procurement of fuel for the Company’s facilities, as well as for executing contracts, including economic hedges, to reduce price risk. Transactions between the operating subsidiaries and Mirant Americas Energy Marketing were included in operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, in the previously reported Mirant Americas Generation statements of operations. Because Mirant Americas Energy Marketing is part of the combined Mirant Americas Generation financial statements, these affiliate transactions are now eliminated. In addition, Mirant Americas Energy Marketing’s sales and purchase transactions with nonaffiliates are now reflected in Mirant Americas Generation unaudited condensed combined statements of operations.

The following table summarizes the effects of the Contributed Subsidiaries on the previously reported Mirant Americas Generation’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005:

	For the Year ended March 31, 2005
	As Previously
	Reported	Adjustments	Combined
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(21)	$(18)	$(39)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23	10	33
Unrealized losses on price risk management assets and liabilities	45	12	57
Deferred income taxes	1	—	1
Noncash charges for reorganization items	3	16	19
Gain on sales of assets and investments	(1)	—	(1)
Changes in certain assets and liabilities:
Affiliate accounts receivable	(4)	(49)	(53)
Customer accounts receivable	13	57	70
Prepaid rent	25	—	25
Inventory	7	—	7
Other assets	10	(95)	(85)
Accounts payable and accrued liabilities	—	4	4
Payable to affiliate	(18)	(2)	(20)
Accrued taxes, affiliate	31	(10)	21
Accrued taxes, nonaffiliate	(15)	(2)	(17)
Accrued property taxes, nonaffiliate	—	12	12
Other liabilities	—	1	1
Total adjustments	120	(46)	74
Net cash provided by operating activities	99	(64)	35
Cash Flows from Investing Activities:
Capital expenditures	(18)	(5)	(23)
Repayments on notes receivable from affiliate	—	8	8
Proceeds from the sale of assets, net	4	—	4
Net cash used in investing activities	(14)	3	(11)
Cash Flows from Financing Activities:
Repayment of debt—affiliate	—	(1)	(1)
Net cash provided by (used in) financing activities	—	(1)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	85	(62)	23
Cash and Cash Equivalents, beginning of the period	414	222	636
Cash and Cash Equivalents, end of the period	$499	$160	$659

D.   Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three months ended March 31, 2006 and 2005 as follows (in millions):

	2006	2005
Cost of fuel, electricity and other products—affiliate	$2	$3
Operations and maintenance expense—affiliate	38	42
Total	$40	$45

Services and Risk Management Agreements with Affiliates

For the three months ended March 31, 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, LLC, Mirant Sugar Creek, LLC, Mirant Shady Hills, LLC, Mirant West Georgia, LLC and Mirant Wichita Falls, LP. For the three months ended March 31, 2005, these services were provided by Mirant Americas Energy Marketing. Amounts due from each affiliate under their respective services agreements are recorded as a net accounts payable-affiliate or accounts receivable-affiliate because of each subsidiary’s legal right to offset. For the three months ended March 31, 2006 and 2005, the Company earned approximately $1 million and $2 million, respectively, under these agreements with affiliates which are included in operating revenue—affiliate in Mirant Americas Generation’s unaudited condensed consolidated and combined statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2006 and 2005, the Company incurred approximately $32 million and $36 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Payable to Affiliate

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program approved by the Bankruptcy Court, pursuant to which cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. At March 31, 2006, and December 31, 2005, the Company had current notes payable to affiliate of $5 million and $21 million, respectively. For the three months ended March 31, 2006 and 2005, the Company incurred less than $1 million and $3 million, respectively, of interest expense under this arrangement, which are recorded in interest expense—affiliate in the accompanying unaudited consolidated and combined financial statements.

Payable to Mirant Americas Pursuant to the Plan

Pursuant to the Plan, the Company was required to pay $250 million to Mirant Americas, Inc. (“Mirant Americas”) within five days of the effective date of the Plan in return for Mirant’s contribution of the Trading Debtors. This amount is included in payable to affiliate at December 31, 2005, in the consolidated balance sheet and was paid in January 2006.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of Mirant Mid-Atlantic to provide for the rent payment reserve required in connection with Mirant Mid-Atlantic’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement and the Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover debt service reserve obligations on Mirant Mid-Atlantic’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP (“Mirant Texas”), as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities. The letter of credit expires in June 2006.

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

Preferred Stock in Mirant Americas

For the three months ended March 31, 2006, the Company recorded $5 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The New York DIP Borrowers have posted $21.6 million cash collateral with Mirant Energy Trading in accordance with the March 31, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers.

Contemporaneous with their entry into the Primary New York DIP Agreement, the New York DIP Borrowers also entered into an agreement for secured financing with Mirant (the “Secondary New York DIP Agreement”). The Secondary New York DIP Agreement permits Mirant to make secured debtor-in-possession financing in the maximum amount of $50 million to the New York DIP Borrowers, and the borrowings are available solely for cash collateral postings by any one or more of the New York DIP Borrowers.

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $4.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

For further discussion see “Item 2. Management Discussion and Analysis—Financial Condition.”

E.   Price Risk Management Assets and Liabilities

The fair values of Mirant Americas Generation’s price risk management assets and liabilities, net of credit reserves, at March 31, 2006, are included in the following table (in millions):

	Assets	Assets	Liabilities	Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$547	$108	$(512)	$(14)	$129
Natural gas	52	11	(44)	(13)	6
Oil	13	—	—	—	13
Residual/other	13	12	(5)	(1)	19
Total	$625	$131	$(561)	$(28)	$167

Of the $167 million net fair value asset at March 31, 2006, a $63 million net price risk management asset relates to the remainder of 2006, a net price risk management asset of $46 million relates to 2007 and a net price risk management asset of $58 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2006, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at March 31, 2006, was a net short position of approximately 25 million equivalent megawatt-hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts in the first quarter of 2006 (in millions):

	Proprietary Trading	Asset Management	Total
Net fair value of portfolio at December 31, 2005	$40	$(154)	$(114)
Gains (losses) recognized in the period, net	17	211	228
Contracts settled during the period, net	(5)	58	53
Net fair value of portfolio at March 31, 2006	$52	$115	167

F.   Assets Held for Sale

Current assets held for sale as of March 31, 2006 and December 31, 2005, include $7 million related to the Mirant service center building and accompanying land. The Company expects to close the sale on or before December 31, 2006.

G.   Debt

Pursuant to the Plan, the Company reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031.

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of the Company entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available as cash or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the quarter. The senior secured term loan was fully drawn at closing and will amortize in nominal quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Loans under the senior secured credit facilities are available at either of the following rates: (i) a fluctuating rate of interest per annum equal to, on any given day, the greater of (a) the interest rate per annum publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City on that day, and (b) the federal funds rate in effect on that day plus 0.50%, plus the applicable margin described below (the “base rate”), or (ii) a fixed rate determined for selected interest periods of one, two, three or six months equal to U.S. dollar London InterBank Offered Rate (“LIBOR”), plus the applicable margin described below (the “Eurodollar rate”).

The applicable margin with respect to loans under the senior secured revolving credit facility is 1.25% in the case of base rate loans or 2.25% in the case of Eurodollar rate loans. The applicable margin is subject to a reduction of up to 0.50% based on the achievement and maintenance of certain leverage ratios by Mirant North America. The applicable margin with respect to the senior secured term loan is 0.75% in the case of base rate loans or 1.75% in the case of Eurodollar rate loans.

Senior Notes

In December 2005, Mirant North America issued senior notes in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006.

The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant from bankruptcy. The proceeds were released from escrow in connection with Mirant’s emergence from bankruptcy and the closing of the senior secured credit facilities.

H.   Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated and combined financial position, results of operations or cash flows.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 21, 2003, and

September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003, bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates.

Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company, and most of the Mirant Debtors on January 3, 2006. For example, the claims filed by the California Attorney General, Pacific Gas & Electric Company (“PG&E”), various other California parties, plaintiffs in certain rate payer class action lawsuits, the plaintiffs in certain bondholder litigation, and Utility Choice, L.P., which are described in the Company’s 2004 Annual Report on Form 10-K, are among the claims that were resolved prior to confirmation of the Plan. A number of claims, however, remain unresolved.

Except for claims and other obligations not subject to discharge under the Plan and unless otherwise provided below, all claims against the Mirant Debtors’ estates representing obligations that arose prior to July 14, 2003, are subject to compromise under the Plan. This means that the claimant will receive a distribution of Mirant common stock, cash or both Mirant common stock and cash in accordance with the terms of the Plan in satisfaction of the claim. As a result, the exact amount of the claim may still be litigated, but the Company will not be required to make any payment in respect of such litigation until a resolution is obtained, through settlement, judgment or otherwise.

As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from the rejection of certain contracts with Potomac Electric Power Company (“PEPCO”), as described below in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments and with the New York State Department of Environmental Conservation (“NYSDEC”) regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a settlement is reached on property taxes, environmental controls and reliability that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Mirant Lovett and Mirant Bowline are currently in settlement discussions on all of these issues. Although negotiations are continuing, settlements may not be reached in the near future, or at all. Until such settlements are reached and the companies emerge from bankruptcy, the Company will not have access to the cash from operations generated from these subsidiaries. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is currently discussing with the Federal Energy Regulatory Commission (“FERC”) appropriate remediation for a sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. Mirant NY-Gen conducted a flood study to determine downstream consequences if the maximum capacities of the reservoirs were exceeded at its New York Swinging Bridge, Rio and Mongaup generation facilities, and Mirant NY-Gen could be requested by the FERC to remediate those dams as well. Mirant NY-Gen has initiated discussions with the FERC for surrendering its permits to operate all the hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and expects to begin that formal process soon. It is not possible at this point to determine the cost of remediation of the dam at Swinging Bridge and surrendering the permits, but such costs may be substantial.

PEPCO Litigation

In 2000, Mirant purchased power generating facilities and other assets from PEPCO, including certain power purchase agreements (“PPAs”) between PEPCO and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and PEPCO entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Ohio Edison PPA terminated in December 2005 and the Panda PPA runs until 2021. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that typically are higher than the market prices for power.

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

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries are subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits have been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they have not filed to dismiss certain of our subsidiaries that are also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suit to the superior court. The plaintiffs have filed a request for voluntary dismissal of the remaining Mirant defendants before the superior court, which remains pending. The plaintiffs in the six consolidated suits did not file claims in the Chapter 11 proceedings, and it is the Company’s view that their claims are in any event barred by the Plan now that it has become effective.

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

On January 14, 2005, Mirant and certain of its subsidiaries, including the Company, entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement settled a number of disputed lawsuits and regulatory proceedings that were pursued originally in state and federal courts and before the FERC. The Mirant entities that are parties to the California Settlement (collectively, the “Mirant Settling Parties”) include Mirant Corporation, Mirant Americas Energy Marketing, the Company, and Mirant North America (as the successor to Mirant California Investments, Inc.). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and (3) in any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

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

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held preliminary discussions with DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, it is the Company’s view that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (“Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If the Mirant Debtors succeed in rejecting the APSA as described above in PEPCO Litigation, PEPCO may assert that it has no obligation to reimburse Mirant for any fines or penalties imposed upon Mirant for periods prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and Confirmation Order.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (“DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances.. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River facility. The facility, in accordance with the operating plan submitted to the DOE, is currently operating at reduced capacity except when one or both of the transmission lines serving the central Washington, D.C. area are out of service. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. The Company is working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007. The financial and operational implications of the discontinued or limited operation of the Potomac River plant are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

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

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Company and its subsidiaries that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between itself and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 4 and 5 of the Lovett facility or shut down those units by 2007 to 2008. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. The State of New York and the NYSDEC have executed a stipulated order with the Company and its New York subsidiaries to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council’s action, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

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

Asbestos Cases

As part of the PEPCO purchase, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, the Company does not anticipate that these suits will have a material adverse effect on its financial position, results of operations or cash flows. Under the Plan these indemnity obligations arising under the APSA with PEPCO became the obligations of Mirant Power Purchase. As a result, the Company recognized a non-cash capital contribution of $1 million in the first quarter of 2006.

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

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, but is in need of additional repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a “greater than the maximum capacity” event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. Mirant NY-Gen is evaluating the results of the flood study and determining what modifications may be warranted to its hydro facilities based on those results. The costs of such modifications, if any are necessary, are unknown at this time, but could be significant. Mirant NY-Gen currently remains in Chapter 11. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $4.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

I.   Income Taxes

The Company is a limited liability company treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to the Company’s operations. Through December 31, 2005, the Company has allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement.

Several significant changes to the Company’s tax posture occurred as a result of the Plan including the conversion of certain of the Company’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes, and certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result eliminates the Company’s recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005.

Certain of the Company’s other subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those corporate regarded entities, the Company allocates current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent the Company provides tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If the Company were to be allocated income taxes attributable to all its operations, there would be no pro forma income tax expense attributable to income before tax for the period ended March 31, 2006. The pro forma income tax expense attributable to income before tax would be $1 million for the three months ended March 31, 2005. The pro forma balance of the Company’s deferred income taxes is zero as of March 31, 2006.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company’s accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a national independent power provider whose revenues and gross margin primarily are generated through the production of electricity in the United States. We emerged from Chapter 11 on January 3, 2006. As of March 31, 2006, we have total cash, cash equivalents and credit facility availability of approximately $1.1 billion.

Our gross margin for the three months ended March 31, 2006, was $653 million, including $281 million of unrealized gains from hedging activities primarily due to declining forward power prices. The primary factors impacting the realized gross margin and cash flows of our operations are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions. Weather in the first quarter of 2006 was milder than normal and power and natural gas prices declined from December 31, 2005 levels. Therefore, our intermediate and peaking generation volumes generally were lower in the first quarter of 2006 than in the first quarter of 2005. However, prior to the first quarter of 2006, we hedged a substantial portion of our Mid-Atlantic baseload coal fired generation and our New England intermediate oil fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the three months ended March 31, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this quarter than for the same period in 2005.

In January 2006, our Mirant Mid-Atlantic subsidiary entered into financial swap transactions with a counterparty pursuant to which Mirant Mid-Atlantic economically hedged approximately 80%, 50% and 50% of its expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Our cash flows from operations for the first quarter of 2006, were a net use of $310 million primarily due to $739 million paid for bankruptcy claims and interest. Our cash flows from financing activities reflect our exit financing as part of our bankruptcy emergence and the payment of approximately $990 million of bankruptcy claims related to outstanding indebtedness.

Results of Operations

Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

	For the Three Months Ended March 31,
	2006	2005	Increase/ (Decrease)
Gross Margin
Affiliate	$(13)	$5	$(18)
Nonaffiliate	666	190	476
Total gross margin	653	195	458
Operating Expenses:
Operations and maintenance
Affiliate	70	78	(8)
Nonaffiliate	73	61	12
Depreciation and amortization	32	33	(1)
Generation facilities rent	24	25	(1)
Gain on sales of assets, net	—	(1)	1
Total operating expenses	199	196	3
Operating income (loss)	454	(1)	455
Other expense (income), net
Affiliate	—	3	(3)
Nonaffiliate	65	(1)	66
Reorganization items, net	—	30	(30)
Provision for income taxes	—	6	(6)
Net Income (Loss)	$389	$(39)	$428

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Lovett, Bowline, Grahamsville, Hillburn, Mongaup, Rio, Shoemaker, Swinging Bridge, Canal, Kendall, Martha’s Vineyard and Wyman facilities. The West and Mid-Continent region includes our Contra Costa, Pittsburg, Potrero, Bosque and Zeeland facilities. Energy Trading includes proprietary trading and Eliminations include the elimination of intercompany transactions between Mirant Americas Generation subsidiaries.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005	Decrease
Mid-Atlantic	35%	38%	(3)%
Northeast	15%	40%	(25)%
West and Mid-Continent	7%	9%	(2)%

The following table summarizes power generation volumes by region for the three months ended March 31, 2006 and 2005 (in gigawatt hours):

	March 31,
	2006	2005	Decrease
Mid-Atlantic	4,081	4,439	(358)
Northeast	977	2,607	(1,630)
West and Mid-Continent	564	748	(184)
Total	5,622	7,794	(2,172)

Gross Margin.

Our gross margin increased by $458 million for the three months ended March 31, 2006, compared to the same period for 2005. The following table details gross margin by realized and unrealized margin for the three months ended March 31, 2006 and 2005 (in millions):

	2006			2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$191	$226	$417	$140	$(56)	$84
Northeast	146	34	180	60	9	69
West and Mid-Continent	35	—	35	28	4	32
Energy Trading	18	21	39	21	(15)	6
Eliminations	(18)	—	(18)	3	1	4
Total	$372	$281	$653	$252	$(57)	$195

The $458 million increase in gross margin is detailed as follows (in millions):

	For the Three Months Ended March 31, 2006
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$137	$55	$—	$—	$(18)	$174
Contracted and capacity(2)	3	4	35	—	—	42
Incremental realized value of hedges(3)	40	79	—	—	—	119
Unrealized gains/losses(4)	226	34	—	21	—	281
Other(5)	11	8	—	18	—	37
Total	$417	$180	$35	$39	$(18)	$653

	For the Three Months Ended March 31, 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy	$145	$48	$—	$—	$—	$193
Contracted and capacity	6	8	31	—	—	45
Incremental realized value of hedges	(30)	4	(3)	—	—	(29)
Unrealized gains/losses	(56)	9	4	(15)	1	(57)
Other	19	—	—	21	3	43
Total	$84	$69	$32	$6	$4	$195

	For the Three Months Ended March 31, 2006 vs. 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy	$(8)	$7	$—	$—	$(18)	$(19)
Contracted and capacity	(3)	(4)	4	—	—	(3)
Incremental realized value of hedges	70	75	3	—	—	148
Unrealized gains/losses	282	25	(4)	36	(1)	338
Other	(8)	8	—	(3)	(3)	(6)
Total	$333	$111	$3	$33	$(22)	$458

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales and steam sales.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains/losses reflect the unrealized portion of our derivative hedging contracts.

(5)          Other includes revenues from ancillary services.

Mid-Atlantic operations gross margin increased by $333 million primarily due to the following:

•       an increase of $70 million in incremental realized value of hedges primarily related to the settlement of power hedging contracts at higher than market prices; and

•       an increase of $282 million related to unrealized gains from hedging activities of $226 million for the three month period ending March 31, 2006, primarily due to declining forward prices. Unrealized losses from hedging activities were $56 million for the same period in 2005 primarily due to increasing power prices.

Northeast operations gross margin increased by $111 million primarily due to the following:

•       an increase of $75 million in incremental realized value of hedges primarily related to the settlement of power hedging contracts at higher than market, prices; and

•       an increase of $25 million related to unrealized gains from hedging activities of $34 million for the three month period ending March 31, 2006, compared to $9 million for the same period in 2005.

West and Mid-Continent operations gross margin increased by $3 million primarily due to an increase of $3 million in RMR capacity margin primarily due to an outage at one of our California generating units in 2005.

Energy Trading gross margin increased $33 million primarily due to an increase in unrealized gains from derivative trading instruments of $36 million.

Eliminations gross margin decreased by $22 million due primarily to a decrease of $18 million related to the elimination of intercompany emissions allowances transactions.

Operating Expenses.

Our operating expenses increased by $3 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to an increase of approximately $4 million related to higher maintenance on one of our generating facilities.

Other expense, net.

Our other expense, net increased by $63 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America, LLC (“Mirant North America”) and Mirant Americas Generation.

Reorganization items, net.

Our reorganization items, net decreased by $30 million due to our emergence from Chapter 11.

Financial Condition

Emergence from Bankruptcy

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013. The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Debtor-in-Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Inc. (“Mirant New York”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant Lovett, LLC (“Mirant Lovett”) and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The financing under the Primary New York DIP Agreement can be utilized through borrowings by the New York DIP Borrowers, the issuance of letters of credit for the account of any of the New York DIP Borrowers or in support of commercial transactions entered into by Mirant Energy Trading for the benefit of the New York DIP Borrowers, the posting of cash in respect of obligations incurred for the benefit of any of the New York DIP Borrowers, including the making of prepayments for fuel and other commodities for the benefit of any of the New York DIP Borrowers. Under the Primary New York DIP Agreement, the amount which represents the excess on the effective date of the Plan of (x) credit support posted for the benefit of the New York DIP Borrowers by the lenders in respect of transactions entered into on their behalf over (y) the amount of cash collateral posted by the New York DIP Borrowers to the lenders is deemed to be a loan made to the New York DIP Borrowers on such date. The New York DIP Borrowers have posted $21.6 million cash collateral with Mirant Energy Trading in accordance with the March 31, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers. The financing under the Primary New York DIP Agreement has a stated maturity of 180 days, subject to renewal or extension, and is available until the earlier of (x) the expiration of such period or (y) with respect to each of the New York DIP Borrowers, the effective date of a confirmed plan of reorganization for such New York DIP Borrower in its Chapter 11 case. Subject to the authorization of the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), the

obligations of the New York DIP Borrowers under the Primary New York DIP Agreement, pursuant to Section 364(c) of the Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended, the “Bankruptcy Code”), (i) constitutes a claim having priority over any or all administrative expenses of the kind specified in sections 503(b) or 507(b) of Bankruptcy Code, (ii) is secured by a lien on property of the estates of the New York DIP Borrowers that is not otherwise subject to a lien and (iii) is secured by a junior lien on property of the estates of the New York DIP Borrowers that is subject to a lien. The financing bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Primary New York DIP Agreement contains certain events of default, and the ability of the New York DIP Borrowers to borrow thereunder is subject to certain conditions precedent. In addition, the Primary New York DIP Agreement contains covenants that, among other things, restrict the ability of the New York DIP Borrowers to engage in mergers, acquisitions and asset sales, to make investments and to incur indebtedness.

Contemporaneous with their entry into the Primary New York DIP Agreement, the New York DIP Borrowers also entered into an agreement for secured financing with Mirant (the “Secondary New York DIP Agreement”). The Secondary New York DIP Agreement permits Mirant to make secured debtor-in-possession financing in the maximum amount of $50 million to the New York DIP Borrowers, and the borrowings are available solely for cash collateral postings by any one or more of the New York DIP Borrowers. The terms of the Secondary New York DIP Agreement are substantially similar to the terms of the Primary New York DIP Agreement. However, (i) the rights of the Primary DIP Lenders to payment out of cash collateral posted by the New York DIP Borrowers pursuant to the Primary New York DIP Agreement as may be repaid shall at all times rank senior to the rights of Mirant under the Secondary New York DIP Agreement and (ii) certain claims and liens granted under the Primary New York DIP Agreement in respect of cash collateral posted by the New York DIP Borrowers shall at all times be senior to similar claims and liens granted under the Secondary New York DIP Agreement.

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $4.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

Cash Flows

Operating Activities.   Cash used by operating activities decreased by $345 million for the three months ended March 31, 2006, compared to the same period in 2005. Our cash provided by operating activities is volatile as a result of seasonality, changes in energy prices and fluctuations in our working capital requirements. The change for the three months ended March 31, 2006, and 2005 is detailed as follows (in millions):

	March 31,		Increase
	2006	2005	(Decrease)
Cash provided by operating activities excluding working capital and other assets and liabilities	$142	$70	$72
Cash used in working capital and other assets and liabilities	(452)	(35)	(417)
Net cash provided by (used in) operating activities	$(310)	$35	$(345)

Net cash provided by operating activities excluding the effects of working capital increased $72 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to:

•       an increase of $120 million in gross margin excluding unrealized gains and losses on derivative financial instruments;

•       a decrease of $15 million related to increased interest payments; and

•       a decrease of $4 million related to increased operations and maintenance expense.

During the three months ended March 31, 2006, changes in operating assets and liabilities required $452 million in cash. Our largest uses of working capital are related to the payment of $739 million of bankruptcy claims and interest included in cash from operating activities for the period and the $200 million drawn under the senior secured term loan that was deposited into a cash collateral account to support the issuance of letters of credit. Payments of bankruptcy claims related to financing arrangements are included in financing activities below. The largest sources of working capital for the period are the $381 million decrease in the amount of cash collateral posted to support energy trading and marketing activities and the return of $56 million posted with the Mirant Mid-Atlantic lease trustee. The decrease in cash collateral is a result of lower power prices and the settlement of contracts during the period. All other changes in operating assets and liabilities provided net cash of $50 million for the three months ended March 31, 2006.

During the three months ended March 31, 2005, changes in operating assets and liabilities required $35 million in cash. We posted additional net cash collateral of $36 million due to changes in commodity prices. All other changes in operating assets and liabilities provided net cash of $1 million for the three months ended March 31, 2005.

Investing Activities.   Net cash used by investing activities was $19 million for the three months ended March 31, 2006, compared to $11 million for the same period in 2005. This difference was primarily due to the following:

•       In 2006, we had capital expenditures of $21 million compared to capital expenditures of $23 million in 2005. We received proceeds of $2 million from the sale of assets.

•       In 2005, we received proceeds of $4 million from the 2004 sale of the Bowline gas turbines and $8 million from the repayment of notes receivable from affiliate.

Financing Activities.   Net cash provided by financing activities was $240 million for the three months ended March 31, 2006, compared to cash used in financing activities of $1 million for the same period in 2005.This difference was primarily due to the following:

•       In 2006, proceeds from the issuance of debt were approximately $2 billion. The debt proceeds in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility. We also incurred $51 million in debt issuance costs associated with these debt facilities.

•       In 2006, we repaid debt of $1.5 billion, which included the $465 million drawn on the Mirant North America senior secured revolving credit facility and approximately $990 million of principal payments for debt settled under the plan. We also made a payment of $250 million to Mirant Americas, Inc. (“Mirant Americas”) under the Plan.

•       In 2005, we repaid debt of $1 million.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Cash and Cash Equivalents:
Mirant Americas Generation	$14	$129
Mirant Mid-Atlantic	77	276
Mirant North America	244	19
Total cash and cash equivalents	335	424
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	75	1
Total available cash and cash equivalents	260	423
Available under credit facilities	854	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$1,114	$672

We expect to incur capital expenditures of approximately $300 million in 2006. Approximately $200 million of this amount relates to capital expenditures for environmental compliance.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2006, our outstanding issued letters of credit totaled $147 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2006, and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$238	$619
Cash collateral posted—debt service and rent reserves	—	56
Cash collateral posted—other operating activities	7	10
Letters of credit—energy trading and marketing	64	51
Letters of credit—debt service and rent reserves	75	—
Letters of credit—other operating activities	8	5
Total	$392	$741

(1)          The amount includes approximately $198 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of March 31, 2006.

Other Developments

Locational Installed Capacity Proposal

Our New England plants participate in a market administered by the Independent System Operator-New England (“ISO-NE”). Mirant Energy Trading is a member of the New England Power Pool (“NEPOOL”), which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, and which functions as an advisory organization to ISO-NE. The Federal Energy Regulatory Commission (“FERC”) approved ISO-NE as the Regional Transmission Organization (“RTO”) for the New England region effective on February 1, 2005, making ISO-NE responsible for market rule filings at the FERC. In addition, ISO-NE is responsible for the operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model, with a price mitigation method similar to the New York Independent System Operator’s (“NYISO”) Automated Mitigation Procedure, although it is implemented via manual processes rather than the automated process employed in New York. In 2004, the FERC approved a locational installed capacity market for ISO-NE (the ‘‘LICAP proposal’’) based on the demand curve concept used by the NYISO to be implemented in January 2006. Demand curves are administrative mechanisms used to establish electricity generation capacity prices. A hearing on the demand curve parameters was held in February and March 2005, and an initial decision issued by the presiding administrative law judge ruled in favor of many of the suppliers’ issues in the hearing. A subsequent FERC order issued on October 21, 2005, pushed back the LICAP implementation date to no sooner than October 1, 2006, and put in place procedures to pursue a settlement on alternatives to the LICAP mechanism. Any such alternatives were to be submitted to the FERC by January 31, 2006. On January 31, 2006, a FERC settlement judge reported that an agreement in principle had been reached among the majority of the parties in the LICAP proceeding and requested an extension of the January 31, 2006, deadline so that a final settlement could be filed with the FERC by March 6, 2006. On March 6, 2006, a comprehensive settlement proposal was filed with the FERC on behalf of numerous parties to the LICAP proceeding. The settlement requests that FERC approve the settlement without modification by June 30, 2006. The settlement will go into effect upon approval, without modification, by the FERC. We cannot predict whether the FERC will accept the settlement without modification or will act by the requested date. If ultimately approved by the FERC without modification, the settlement would result in increased opportunities for our New England generators to receive more revenues for their capacity.

Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), sulfur dioxide (“SO2”) and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”) will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will range from $1 billion to $1.5 billion from 2006 through 2011. We currently expect that cash flows from operations will be sufficient to fund our capital expenditures.

Faulkner Ash Storage Zoning Matter

On April 11, 2006, at a public hearing, the Board of Zoning Appeals for Charles County, Maryland ruled on Mirant MD Ash Management LLC’s application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The Board has not yet issued its written ruling, but we understand the conditions imposed will include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. We expect the written Special Exception with the new conditions to be issued within 30 days of the hearing. The economic impact of this requirement is not known at this time.

Notice of Intent to Shut Down Pittsburg Unit 7 and Contra Costa Unit 6

On May 4, 2006, we filed a 90-day notice of our intent to shut down Pittsburg Unit 7 and Contra Costa Unit 6 with the California Public Utilities Commission and the California Independent System Operator (the “CAISO”) in accordance with California law and agreements governing operations with the CAISO. We intend to continue to negotiate during the 90-day notice period to reach an agreement that will allow us to operate the units economically. If these negotiations are not successful, we do not expect that the retirement of these units will have a material impact on our results of operations or financial condition.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed combined and consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. It is our view that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

Accounting for Price Risk Management Activities

Our business uses derivatives and other energy contracts to economically hedge our electricity generation assets and to engage in proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps, forwards and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. The fair value of such contracts is included in price risk management assets and liabilities—affiliate and price risk management assets and liabilities—nonaffiliate in our unaudited condensed consolidated balance sheets. A limited number of transactions do not meet the definition of a derivative or are considered normal purchases or normal sales, a permissible scope exception under SFAS No. 133. Thus, such transactions qualify for the use of accrual accounting.

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

The fair value of price risk management assets and liabilities—affiliate and price risk management assets and liabilities—nonaffiliate in our unaudited condensed consolidated balance sheets also are impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the LIBOR. In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

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

See Note E to our condensed unaudited consolidated financial statements for further information on financial instruments related to energy trading and marketing activities.

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

Estimated Useful Lives

The estimated useful lives of our long-lived assets are used to compute depreciation expense, future asset retirement obligations and are also used in impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly. Estimated lives could be impacted by such factors as future energy prices, environmental regulations, various legal factors and competition. If the useful lives were found to be shorter than originally estimated, depreciation expense may increase, liabilities for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Income Taxes

We are a limited liability company treated as a branch for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating our operations. Through December 31, 2005, we have allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, we did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net tax operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enacted change.

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

In December 2005, pursuant to the Plan, Mirant rejected and thereby eliminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution, with the exception of income tax payables and receivables related to Mirant New York, Inc. which continues to remain in bankruptcy at March 31, 2006.

For those subsidiaries that continue to exist as corporate regarded entities, we allocate current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent we provide tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

Asset Impairments

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

Revenue Recognition

We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by accounting principles generally accepted in the United States of America (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model historically has been used to account for affiliate and nonaffiliate revenue when electric power is delivered, capacity is made available or ancillary services are provided to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements, and collection of such revenue is probable. Some sales of energy are based on economic dispatch, or “as-ordered” by the Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), based on member participation agreements, but without an underlying contractual commitment. Independent system operator (“ISO”) revenues and revenues for sales of energy based on economic-dispatch, are recorded on the basis of megawatt hour (“MWh”) delivered, at the relevant day-ahead or real-time prices. When a long-term electric power agreement conveys the right to use the generating capacity of our plant to the buyer of the electric power, that agreement is evaluated to determine if it is a lease of the generating facility rather than the sale of electric power. The Company also recognizes affiliate and nonaffiliate revenue when ancillary services have been performed and collection of such revenue is probable.

The fair value model historically has been used for derivatives and other energy contracts to economically hedge our electricity generation assets and to engage in non-asset trading activities by our businesses. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings,” and Note H to the unaudited condensed consolidated and combined financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note E to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy, and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2006. Based upon this assessment, our management concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.   Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan of Reorganization (the “Plan”) that became effective for Mirant , the Company and certain of the other Mirant Debtors on January 3, 2006, have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from the rejection of certain contracts with PEPCO, as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved.

California and Western Power Markets

California Rate Payer Litigation.   On April 14, 2006, the California Court of Appeal dismissed the appeal of the six consolidated suits as to the remaining Mirant defendants pursuant to the stipulation of the plaintiffs and the Mirant defendants and remanded the suit to the superior court. The plaintiffs have filed a request for voluntary dismissal of the remaining Mirant defendants before the superior court, which remains pending.

Environmental Matters

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, LLC (“Mirant Potomac River”) alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the Environmental Protection Agency (“EPA”) issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the United States Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005 approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

New York Dissolved Oxygen.   An Order on Consent dated March 7, 2006, embodying the settlement reached between Mirant NY-Gen, LLC and the New York State Department of Environmental Conservation (“NYSDEC”) has been executed by the parties.

New York Major Oil Storage Facility Licenses.   The NYSDEC continues to review Mirant Bowline’s pending application for a renewal of its major oil storage facilities license for the Bowline facility. A Consent Order dated March 29, 2006, entered into between Mirant Bowline, LLC and the NYSDEC has extended the current major oil storage facilities license held by Mirant Bowline for sixty days through May 30, 2006.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.   Risk Factors

There have been no material changes in risk factors since those reported in Mirant Americas Generation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Name
2.1*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
10.1*

Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A. (designated in Mirant Corporation Form 10-K for the year ended December 31, 2005 as Exhibit 10.33)

10.2*

Administrative Services Agreement dated as of January 3, 2006 between Mirant Americas Generation, Inc. and Mirant Services, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.5)

10.3*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.6)

10.4*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.7)

10.5*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.8)

10.6*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.9)

10.7*

Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.10)

10.8*

Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Texas, LP (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.11)

10.9*

Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (designated in Form 10-K for the year ended December 31, 2005 as Exhibit 10.12)

10.10	Form of Employment Agreement dated January 3, 2006 between Mirant Corporation, Mirant Services LLC and Robert E. Driscoll
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2006.

MIRANT AMERICAS GENERATION, Llc
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Principal Accounting Officer)