Form 10-K/A
period 2005-12-31
MIRANT AMERICAS GENERATING LLC
filed 2006-06-09
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

TABLE OF CONTENTS

		Page
	PART II
Item 6.	Selected Financial Data	4
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

EXPLANATORY NOTE

Mirant Americas Generation, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), to correct certain errors in the 2002 and 2001 columns of the table in Item 6 of Part II of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 6 of Part II, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing.

The following items have been amended as a result of the correction described above:

•                    Part II — Item 6 — Selected Financial Data.

•                    Part IV — Item 15(a)(3) — Exhibits and Financial Statement Schedules.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Operating revenues	$3,049	$3,568	$4,057	$3,611	$6,651
Net (loss) income	(779)	106	(3,209)	227	754
Balance Sheet Data:
Total assets	7,020	6,157	6,296	11,752	12,980
Total long-term debt	2,593	50	55	3,581	3,213
Liabilities subject to compromise	34	5,366	5,350	—	—
Equity (deficit)	$703	$(326)	$(439)	$2,338	$1,948

At December 31, 2004 and 2003 certain long-term debt amounts were included in liabilities subject to compromise.

PART IV

Item 15.                   Exhibits and Financial Statements

(a)(3)                         Exhibit Index

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of June, 2006.

MIRANT AMERICAS GENERATION, LLC

By:	/s/ ROBERT E. DRISCOLL
Robert E. Driscoll
President and Chief Executive Officer
(Principal Executive Officer)

MIRANT AMERICAS GENERATION, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 9, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ ROBERT E. DRISCOLL	President and Chief Executive Officer of
Robert E. Driscoll	Mirant Americas Generation, LLC
(Principal Executive Officer)

/s/ J. WILLIAM HOLDEN III	Senior Vice President, Chief Financial Officer and
J. William Holden III	Treasurer of Mirant Americas Generation, LLC
(Principal Financial Officer)

/s/ THOMAS E. LEGRO	Senior Vice President, Controller and Principal Accounting
Thomas E. Legro	Officer of Mirant Americas Generation, LLC

/s/ ROBERT M. EDGELL	Chairman of the Board of Managers of
Robert M. Edgell	Mirant Americas Generation, LLC

/s/ EDWARD R. MULLER	Manager of
Edward R. Muller	Mirant Americas Generation, LLC

/s/ JAMES V. IACO	Manager of
James V. Iaco	Mirant Americas Generation, LLC