Form 10-Q
period 2006-06-30
MIRANT AMERICAS GENERATING LLC
filed 2006-08-14
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

•       our ability to divest some of our intermediate and peaking gas fired assets at prices and on terms that we would be willing to accept, and any adverse impact on our debt rating that may result from such sales;

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

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
and
JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues—affiliate	$27	$25	$30	$60
Operating revenues—nonaffiliate	654	643	1,627	1,199
Total operating revenues	681	668	1,657	1,259
Cost of fuel, electricity and other products—affiliate	35	35	51	65
Cost of fuel, electricity and other products—nonaffiliate	265	402	572	768
Total cost of fuel, electricity and other products	300	437	623	833
Gross Margin	381	231	1,034	426
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges of $2 in 2005	70	73	140	151
Operations and maintenance—nonaffiliate	83	80	156	141
Depreciation and amortization	35	32	67	65
Generation facilities rent	24	26	48	51
Gain on sales of assets, net	(6)	—	(6)	(1)
Total operating expenses	206	211	405	407
Operating Income	175	20	629	19
Other Expense (Income), net:
Interest expense—affiliate	—	3	—	6
Interest expense—nonaffiliate	68	2	143	3
Interest income—affiliate	(1)	—	(1)	—
Interest income—nonaffiliate	(9)	—	(16)	(1)
Gain on sale of investments	(2)	—	(2)	—
Other, net	3	(1)	—	(2)
Total other expense, net	59	4	124	6
Income Before Reorganization Items and Income Taxes	116	16	505	13
Reorganization items, net	(1)	(23)	(1)	7
Provision (benefit) for income taxes	2	(1)	2	5
Net Income	$115	$40	$504	$1

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30,	At December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$377	$424
Funds on deposit	429	1,540
Receivables:
Affiliate	16	21
Nonaffiliate, less allowance for uncollectibles of $6 and $10 for 2006 and 2005, respectively	328	583
Price risk management assets—affiliate	13	—
Price risk management assets—nonaffiliate	655	604
Prepaid rent and other payments	118	147
Inventories	377	278
Assets held for sale	—	7
Investment in securities available for sale	44	30
Total current assets	2,357	3,634
Property, Plant and Equipment, net	2,819	2,808
Noncurrent Assets:
Intangible assets, net	216	221
Price risk management assets—affiliate	3	—
Price risk management assets—nonaffiliate	116	105
Prepaid rent	220	208
Funds on deposit	4	5
Accounts receivable, less allowance for uncollectibles of $3 for 2006 and 2005	5	2
Debt issuance costs, net	64	37
Other	9	—
Total noncurrent assets	637	578
Total assets	$5,813	$7,020
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$7	$21
Current portion of long-term debt	74	3
Claims payable and estimated claims accrual	97	1,831
Accounts payable and accrued liabilities	306	486
Payable to affiliate	70	305
Price risk management liabilities—affiliate	3	5
Price risk management liabilities—nonaffiliate	494	791
Accrued property taxes	216	186
Other	8	—
Total current liabilities	1,275	3,628
Noncurrent Liabilities:
Long-term debt	3,216	2,590
Price risk management liabilities—nonaffiliate	28	27
Asset retirement obligations	37	33
Other	—	5
Total noncurrent liabilities	3,281	2,655
Liabilities Subject to Compromise	34	34
Commitments and Contingencies
Equity:
Member’s interest	1,510	995
Preferred stock in affiliate	(329)	(319)
Accumulated other comprehensive income	42	27
Total equity	1,223	703
Total liabilities and equity	$5,813	$7,020

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

			Accumulated
		Preferred	Other
	Member’s	Stock in	Comprehensive	Comprehensive
	Interest	Affiliate	Income	Income
Balance, December 31, 2005	$995	$(319)	$27
Net Income	504	—	—	$504
Amortization of discount on preferred stock in affiliate	10	(10)	—	—
Capital contribution pursuant to the Plan of Reorganization	1	—	—	—
Other comprehensive income	—	—	15	15
Comprehensive Income				$519
Balance, June 30, 2006	$1,510	$(329)	$42

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$504	$1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	72	65
Price risk management activities, net	(376)	(67)
Deferred income taxes	—	2
Non-cash charges for reorganization items	—	(17)
Gain on sales of assets and investments	(8)	(1)
Other, net	—	1
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	5	(5)
Customer accounts receivable, net	344	91
Prepaid rent	(12)	(17)
Inventories	(99)	20
Other assets	199	(29)
Accounts payable and accrued liabilities	(219)	(110)
Settlement of claims payable	(744)	—
Payable to affiliate	15	8
Property taxes accrued, affiliate	—	(5)
Property taxes accrued, nonaffiliate	30	18
Other liabilities	48	5
Total adjustments	(745)	(41)
Net cash used in operating activities	(241)	(40)
Cash Flows from Investing Activities:
Capital expenditures	(63)	(62)
Repayments on notes receivable from affiliate	—	11
Proceeds from the sales of assets and investments, net	16	4
Net cash used in investing activities	(47)	(47)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,015	1
Repayment of debt-affiliate	(13)	—
Repayment of long-term debt-nonaffiliate	(470)	(1)
Settlement of debt under the Plan	(990)	—
Payment to affiliate under the Plan	(250)	—
Debt issuance cost	(51)	—
Net cash provided by financing activities	241	—
Net Decrease in Cash and Cash Equivalents	(47)	(87)
Cash and Cash Equivalents, beginning of period	424	636
Cash and Cash Equivalents, end of period	$377	$549
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$111	$9
Cash paid for claims and professional fees from bankruptcy	$1,742	$33
Financing Activity:
Capital contribution—non-cash	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

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

The Company produces and sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company and owns or leases approximately 12,035 megawatts (“MW”) of electric generation capacity in the United States. The Company operates 72 generating units at 21 plants serving customers located near major metropolitan load centers in Maryland, California, New York, Massachusetts, Michigan, Virginia and Texas.

Pursuant to the Plan of Reorganization (the “Plan”), that was approved in conjunction with Mirant’s emergence from bankruptcy, in December 2005 Mirant contributed its interest in Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) to our indirect wholly-owned subsidiary Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) and its interest in Mirant Zeeland, LLC (“Mirant Zeeland”) and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) to Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary. All of the contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change in the Mirant Americas Generation reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” which was replaced by Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” and accordingly the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. On January 31, 2006, the trading and marketing business of the Trading Debtors was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a wholly-owned subsidiary of Mirant North America. After these transfers took place, the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. As a result, the Company now executes the affiliate transactions previously executed with the Trading Debtors with Mirant Energy Trading. On August 9, 2006, Mirant announced the planned sales of our Zeeland (837 MW) and Bosque (532 MW) plants.

The Company has a number of service agreements for labor and administrative services with Mirant Services, LLC (“Mirant Services”). In addition, Mirant Energy Trading, and previously Mirant Americas

Energy Marketing, provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and the Contributed Subsidiaries as discussed above and have been prepared from records maintained by Mirant Americas Generation, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the condensed consolidated and combined financial statements. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Impairment of Long-Lived Assets

Mirant Americas Generation evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are separately presented in the accompanying condensed consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying condensed consolidated balance sheets.

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The Mirant Americas Generation assets to be sold include the Zeeland (837 MW) and Bosque (532MW) intermediate and peaking gas fired plants. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impairment loss has not yet been determined, the Company currently estimates the total impairment loss for these two plants will range from $100 million to $200 million and will be reflected as a loss from discontinued operations in the Company’s condensed consolidated statements of operations for the third quarter of 2006.

Recently Adopted Accounting Standard

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s statements of operations, financial position or cash flows during the quarter.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to measure subsequently those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to transactions occurring after the adoption of this statement. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no impact on the Company’s statements of operations, financial position or cash flows.

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of the Interpretation. The Company has not yet determined the impact of FIN 48 on its statements of operations, financial position or cash flows.

B.               Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

At June 30, 2006 and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash are $97 million and $1.831 billion, respectively, and these amounts are recorded in claims payable and estimated claims accrual on the accompanying unaudited condensed consolidated balance sheets. These amounts do not include unresolved claims that will be settled in Mirant common stock. During the six months ended June 30, 2006, the Company paid approximately $1.734 billion in cash related to bankruptcy claims. Of this amount approximately $990 million is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $744 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest.

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

New York Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues	$71	$85	$189	$150
Cost of fuel, electricity and other products	41	70	84	119
Operating expenses	53	48	95	86
Operating income (loss)	(23)	(33)	10	(55)
Other expense, net	—	1	2	1
Reorganization items, net	(1)	(1)	(2)	(1)
Provision for income taxes	—	—	—	1
Net income (loss)	$(22)	$(33)	$10	$(56)

New York Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	At June 30, 2006	At December 31, 2005
	(in millions)
Current assets	$99	$31
Receivables—affiliate	102	149
Property, plant and equipment, net	494	502
Other	12	4
Total assets	$707	$686
Liabilities not subject to compromise
Current liabilities	$192	$168
Affiliate payables	23	36
Other noncurrent liabilities	10	9
Liabilities subject to compromise—affiliate	61	62
Liabilities subject to compromise—nonaffiliate	18	18
Member’s equity	403	393
Total Liabilities and Member’s Equity	$707	$686

New York Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(in millions)
Net cash provided by (used in):
Operating activities	$(7)	$—
Investing activities	73	(3)
Financing activities	5	3
Net increase in cash and cash equivalents	71	—
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$72	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise were $34 million at both June 30, 2006 and December 31, 2005, and relate to its New York subsidiaries that remain in bankruptcy.

The amounts subject to compromise at June 30, 2006, and December 31, 2005, consisted of the following items (in millions):

	At June 30, 2006	At December 31, 2005
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities—affiliate	$16	$16
Accounts payable and accrued liabilities—nonaffiliate	18	18
	$34	$34

Reorganization Items, net

For the three and six months ended June 30, 2006, reorganization items, net were $1 million, and relate to the New York subsidiaries. For the three and six months ended June 30, 2006 and 2005, reorganization items, net represent amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. The following were the significant items within this category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated claims and losses on rejected and amended contracts	$—	$(36)	$—	$(17)
Professional fees and administrative expense	—	19	—	35
Interest income, net	(1)	(6)	(1)	(11)
Total	$(1)	$(23)	$(1)	$7

C.               Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Americas Generation reporting entity at December 31, 2005.

The following tables and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Americas Generation’s unaudited condensed combined statements of operations for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustments	Combined
	(in millions)
Operating revenues—affiliate	$452	$(427)	$25
Operating revenues—nonaffiliate	32	611	643
Total operating revenues	484	184	668
Cost of fuel, electricity and other products—affiliate	215	(180)	35
Cost of fuel, electricity and other products—nonaffiliate	34	368	402
Total cost of fuel, electricity and other products	249	188	437
Gross Margin	235	(4)	231
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	59	14	73
Operations and maintenance—nonaffiliate, including restructuring	70	10	80
Depreciation and amortization	22	10	32
Generation facilities rent	26	—	26
Total operating expenses	177	34	211
Operating Income	58	(38)	20
Other Expense, net	2	2	4
Income before Reorganization Items and Income Taxes	56	(40)	16
Reorganization items, net	(150)	127	(23)
Benefit for income taxes	—	(1)	(1)
Net income	$206	$(166)	$40

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	Combined
	(in millions)
Operating revenues—affiliate	$833	$(773)	$60
Operating revenues—nonaffiliate	82	1,117	1,199
Total operating revenues	915	344	1,259
Cost of fuel, electricity and other products—affiliate	425	(360)	65
Cost of fuel, electricity and other products—nonaffiliate	88	680	768
Total cost of fuel, electricity and other products	513	320	833
Gross Margin	402	24	426
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	121	30	151
Operations and maintenance—nonaffiliate, including restructuring	127	14	141
Depreciation and amortization	45	20	65
Generation facilities rent	51	—	51
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	343	64	407
Operating Income	59	(40)	19
Other Expense, net	3	3	6
Income before Reorganization Items and Income Taxes	56	(43)	13
Reorganization items, net	(135)	142	7
Provision for income taxes	6	(1)	5
Net income	$185	$(184)	$1

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

The following table summarizes the effects of the Contributed Subsidiaries on the previously reported Mirant Americas Generation’s unaudited condensed combined statements of cash flows for the six months ended June 30, 2005:

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	Combined
	(in millions)
Cash Flows from Operating Activities:
Net income	$185	$(184)	$1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45	20	65
Unrealized losses on price risk management assets and liabilities	(24)	(43)	(67)
Deferred income taxes	2	—	2
Non-cash charges for reorganization items	(164)	147	(17)
Gain on sales of assets and investments	(1)	—	(1)
Other, net		1	1
Changes in certain assets and liabilities:
Affiliate accounts receivable	(42)	37	(5)
Customer accounts receivable	15	76	91
Prepaid rent	(17)	—	(17)
Inventories	14	6	20
Other assets	20	(49)	(29)
Accounts payable and accrued liabilities	18	(128)	(110)
Payable to affiliate.	(4)	12	8
Property taxes accrued, affiliate	(5)	—	(5)
Property taxes accrued, nonaffiliate	19	(1)	18
Other liabilities	—	5	5
Total adjustments	(124)	83	(41)
Net cash provided by (used in) operating activities	61	(101)	(40)
Cash Flows from Investing Activities:
Capital expenditures	(50)	(12)	(62)
Repayments on notes receivable from affiliate	—	11	11
Proceeds from the sale of assets, net	4	—	4
Net cash used in investing activities	(46)	(1)	(47)
Cash Flows from Financing Activities:
Proceeds from issuance of debt—affiliate	—	1	1
Repayment of debt—nonaffiliate	—	(1)	(1)
Net cash provided by financing activities	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	15	(102)	(87)
Cash and Cash Equivalents, beginning of period	414	222	636
Cash and Cash Equivalents, end of period	$429	$120	$549

D.              Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three and six months ended June 30, 2006 and 2005 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$5
Operations and maintenance expense—affiliate	40	45	78	87
Total	$42	$47	$82	$92

Services and Risk Management Agreements with Affiliates

For the three and six months ended June 30, 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, LLC, Mirant Sugar Creek, LLC, Mirant Shady Hills, LLC, Mirant West Georgia, LLC and Mirant Wichita Falls, LP. For the three and six months ended June 30, 2005, these services were provided by Mirant Americas Energy Marketing. Amounts due from each affiliate under their respective services agreements are recorded as a net accounts payable-affiliate or accounts receivable-affiliate because of each subsidiary’s legal right to offset. For the three and six months ended June 30, 2006, the Company earned approximately $2 million and $3 million, respectively, compared to $2 million and $4 million, respectively, for the same periods in 2005, under these agreements with affiliates which are recorded as a reduction to operations and maintenance in Mirant Americas Generation’s unaudited condensed consolidated and combined statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2006, the Company incurred approximately $32 million and $65 million, respectively, compared to $30 million and $68 million, respectively, for the same periods in 2005, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Payable to Affiliate

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program approved by the Bankruptcy Court, pursuant to which cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. At June 30, 2006, and December 31, 2005, the Company had current notes payable to affiliate of $7 million and $21 million, respectively. For the three and six months ended June 30, 2006, the Company incurred less than $1 million of interest expense under this arrangement, compared to $3 million and $6 million, for the same periods in 2005, which are recorded in interest expense—affiliate in the accompanying unaudited condensed consolidated and combined financial statements.

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

Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities, which expires on February 28, 2007.

Prior to 2005, Mirant entered into pre-petition letters of credit to support the Company’s asset management activities. In September 2005, several of these letters of credit were drawn in the amount of $39 million. In January 2006, the remaining pre-petition letter of credit of $7 million was drawn in full. In addition, Mirant entered into post-petition letters of credit to support its asset hedging activities. In January 2006, letters of credit from the Mirant North America senior secured credit facilities replaced the eleven post-petition letters of credit outstanding at December 31, 2005. See “Financial Condition, Cash Collateral and Letters of Credit” for details on letters of credit outstanding at June 30, 2006.

Preferred Stock in Mirant Americas

For the six months ended June 30, 2006, the Company recorded $10 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The New York DIP Borrowers have posted $18.3 million cash collateral with Mirant Energy Trading in accordance with the June 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers.

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

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

For further discussion see “Item 2. Management’s Discussion and Analysis—Financial Condition.”

E.               Price Risk Management Assets and Liabilities

The fair values of Mirant Americas Generation’s price risk management assets and liabilities, net of credit reserves, at June 30, 2006, are included in the following table (in millions):

	Net Price Risk Management Assets(Liabilities)
	Assets Current	Assets Noncurrent	Liabilities Current	Liabilities Noncurrent	Net Fair Value
Electricity	$603	$106	$(449)	$(16)	$244
Natural gas	43	6	(37)	(8)	4
Oil	16	—	(1)	(3)	12
Coal/other	6	7	(10)	(1)	2
Total	$668	$119	$(497)	$(28)	$262

Of the $262 million net fair value asset at June 30, 2006, a net price risk management asset of $96 million relates to the remainder of 2006, a net price risk management asset of $109 million relates to 2007 and a net price risk management asset of $57 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2006, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at June 30, 2006, was a net short position of approximately 28 million equivalent megawatt-hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2006 (in millions):

	Proprietary Trading	Asset Management	Total
Net fair value of portfolio at December 31, 2005	$40	$(154)	$(114)
Gains recognized in the period, net	23	284	307
Contracts settled during the period, net	(10)	79	69
Net fair value of portfolio at June 30, 2006	$53	$209	$262

F.                Assets Held for Sale

No assets were held for sale as of June 30, 2006. Assets held for sale as of December 31, 2005, included $7 million related to the Mirant Service Center building and accompanying land. The sale of the Mirant Service Center closed on June 30, 2006, and the Company recognized a gain of approximately $6 million.

Planned Asset Dispositions

On August 9, 2006, Mirant announced the planned sale of various gas fired assets including the Company’s Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. See Note A “Impairment of Long-Lived Assets” for discussion of impairment losses related to these plants.

The planned sales will result in the reclassification of the revenues and expenses of these assets to discontinued operations and the reclassification of the related assets and liabilities to assets held for sale and liabilities held for sale, respectively, in the third quarter of 2006. The following table presents a pro forma summary of the operating results for these assets for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$13	$21	$22	$31
Operating expenses, including other (expense) income, net	11	24	20	37
Income (loss) before income taxes	2	(3)	2	(6)
Provision for income taxes	—	—	—	—
Net income (loss)	$2	$(3)	$2	$(6)

G.              Debt

Long-term debt at June 30, 2006 and December 31, 2005, was as follows (in millions):

Long-term debt:	At June 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt discount	(3)	(4)
Mirant North America:
Term loan, due 2006 to 2013(1)	696	—	LIBOR + 1.75%	Secured
Senior note, due 2013	850	850	7.375%	Unsecured
Mirant Zeeland capital lease, due 2006 to 2012	12	11	9.50%	—
Other :
Mirant Peaker capital lease, due 2006 to 2015	35	36	8.19%	—
Total	3,290	2,593
Less: current portion of long-term debt	(74)	(3)
Total long-term debt, excluding current portion	$3,216	$2,590

       (1) Under the senior secured term loan, $200 million was deposited into a cash collateral account to support issuance of up to $200 million of letters of credit.

Pursuant to the Plan, the Company reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031.

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of the Company entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant Americas Generation entities.

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

The applicable margin with respect to loans under the senior secured revolving credit facility is 1.25% in the case of base rate loans or 2.25% in the case of Eurodollar rate loans. The applicable margin is subject to a reduction of up to 0.50% based on the achievement and maintenance of certain leverage ratios by Mirant North America. This reduction became effective June 7, 2006. The applicable margin with respect to the senior secured term loan is 0.75% in the case of base rate loans or 1.75% in the case of Eurodollar rate loans.

Mirant North America is required to prepay a portion of the outstanding principal balance of the senior secured term loan once a year, in addition to the regularly scheduled principal payments, based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation to determine excess free cash flows, as defined in the loan agreement. At June 30, 2006, the current estimate of the mandatory principal prepayment of the term loan in April 2007 is approximately $63 million. This amount has been reclassified from long-term debt to current portion of long-term debt as of June 30, 2006.

Senior Notes

In December 2005, Mirant North America issued senior notes (the “Old Notes”) in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The senior notes were issued in a private placement and were not registered with the Securities and Exchange Commission. Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006. The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities. The senior notes are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant Americas Generation entities.

In connection with the issuance of the Old Notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the Old Notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of $850 million of 7.375% senior notes due 2013 (the “New Notes”) and initiated an offer to exchange all of the outstanding Old

Notes for the New Notes (the “Exchange Offer”). The Exchange Offer was completed on August 4, 2006, with $849.965 million of the outstanding Old Notes being tendered for the New Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

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

Chapter 11 Proceedings

On July 14, 2003 (the “Petition Date”), and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company, and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a resolution is reached on property taxes and environmental controls that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, the Company will not have access to the cash from operations generated from these subsidiaries.

The Company’s other subsidiaries related to its New York business operations, Mirant New York, Hudson Valley Gas Corporation and Mirant NY-Gen also remain in bankruptcy. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is proceeding with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

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

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it by the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries have been subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits had been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they had not filed to dismiss certain of the Company’s subsidiaries that were also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

FERC Refund Proceedings.   On July 25, 2001, the Federal Energy Regulatory Commission (the “FERC”) issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (“CAISO”) or the California Power Exchange (“Cal PX”) from October 2, 2000, through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. On August 2, 2006, the Ninth Circuit issued an opinion addressing some of the issues raised by these appeals. The Ninth Circuit remanded to the FERC for further proceedings the FERC’s denial of relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust and directed the FERC to address the parties’ request for a market-wide remedy for tariff violations that may have occurred prior to October 2, 2000. In addition, the Ninth Circuit found that the FERC had not adequately supported its decision to exclude from the FERC Refund Proceedings (i) sales made in the CAISO and Cal PX that had a term of greater than 24 hours, and (ii) energy exchange transactions, and remanded these issues to the FERC for further proceedings. The Ninth Circuit affirmed the FERC’s decision to exclude bilateral sales to the DWR from the FERC Refund Proceeding. If the FERC grants the parties’ requested relief with respect to the issues remanded by the Ninth Circuit, any expansion of the Refund Period to include periods prior to October 2, 2000, or of the types of sales of electricity potentially subject to refund could increase the refund exposure of Mirant Americas Energy Marketing in this proceeding.

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

The Company’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

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

Mirant Americas Energy Marketing Contract Dispute with Southern California Water.   On December 21, 2001, Southern California Water Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, Western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. The contract with Southern California Water Company continues through 2006. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or a fine. Mirant’s current assessment is that the amount of any such fine would not be material. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, the Company’s view is that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Mirant Debtors that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 4 and 5 of the Lovett facility or shut down those units by 2007 to 2008. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. The State of New York and the NYSDEC have executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005, approving the Plan.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the

DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

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

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties, will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. The New York state court has indicated its intention to issue a ruling by that date.

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

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, and Mirant NY-Gen is performing additional remediation repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the downstream consequences of a rain event resulting in a “greater than the maximum capacity” event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated cost to remediate the dam at Swinging Bridge is approximately $20 million of which approximately $12 million had been incurred through June 30, 2006. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

California Settlement.   The California Settlement described above in California and Western Power Markets—FERC Refund Proceedings included a provision that either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration of $70 million (the “CC8 Alternative Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta, LLC (Mirant Delta”) that received a distribution of cash and Mirant common stock with a value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provides that if the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta. In the period that the CC8 Assets are transferred to PG&E and the $70 million escrow account is paid to Mirant Delta, the Company expects to recognize a gain for the amount by which the escrow account exceeds the carrying amount of the CC8 Assets. The transfer is expected to be completed before the end of 2006. The estimated amount of that gain is approximately $24 million and will be included in other income in the Company’s consolidated statement of operations.

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

If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax is $2 million for the three and six months ending June 30, 2006, respectively, compared to $1 million and $2 million for the same periods in 2005. The pro forma balance of the Company’s deferred income taxes is zero as of June 30, 2006.

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company’s accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a national independent power provider whose revenues and gross margin primarily are generated through the production of electricity in the United States. We are an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”), which emerged from Chapter 11 on January 3, 2006.

On July 11, 2006, Mirant announced the commencement of auction processes to sell its Philippines and Caribbean businesses and a modified “Dutch Auction” tender offer to repurchase Mirant common stock. On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. These sales are expected to close by mid-2007.

In the tender offer, Mirant is offering to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. Mirant intends to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries. The tender offer will expire on August 21, 2006.

Our gross margin for the six months ended June 30, 2006, was $1.034 billion. This amount included $376 million of unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005 levels. The primary factors impacting the realized gross margin and cash flows of our operations are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions.

Prior to 2006, we hedged a substantial portion of our Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) baseload coal fired generation and our New England intermediate oil fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the six months ended June 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the six months ended June 30, 2006, than in the same period of 2005, primarily due to mild weather and higher oil prices.

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

Cash flows from operations for the six months ended June 30, 2006, were a net use of $241 million, which includes $744 million paid for bankruptcy claims and interest on bankruptcy claims. Our cash flows from financing activities reflect our exit financing as part of our bankruptcy emergence and the payment of approximately $990 million of bankruptcy claims related to outstanding indebtedness.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Gross margin
Affiliate	$(8)	$(10)	$2	$(21)	$(5)	$(16)
Nonaffiliate	389	241	148	1,055	431	624
Total gross margin	381	231	150	1,034	426	608
Operating expenses:
Operations and maintenance
Affiliate	70	73	(3)	140	151	(11)
Nonaffiliate	83	80	3	156	141	15
Depreciation and amortization	35	32	3	67	65	2
Generation facilities rent	24	26	(2)	48	51	(3)
Gain on sales of assets, net	(6)	—	(6)	(6)	(1)	(5)
Total operating expenses	206	211	(5)	405	407	(2)
Operating income	175	20	155	629	19	610
Other expense (income), net
Affiliate	(1)	3	(4)	(1)	6	(7)
Nonaffiliate	60	1	59	125	—	125
Reorganization items, net	(1)	(23)	22	(1)	7	(8)
Provision (benefit) for income taxes	2	(1)	3	2	5	(3)
Net Income	$115	$40	$75	$504	$1	$503

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

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Mid-Atlantic	28%	31%	(3)%	32%	35%	(3)%
Northeast	17%	23%	(6)%	16%	31%	(15)%
West and Mid-Continent	10%	9%	1%	9%	9%	—%

The following table summarizes power generation volumes by region for the three and six months ended June 30, 2006 and 2005 (in gigawatt hours):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Mid-Atlantic	3,236	3,603	(367)	7,319	8,042	(723)
Northeast	1,169	1,523	(354)	2,164	4,130	(1,966)
West and Mid-Continent	863	772	91	1,427	1,520	(93)
Total United States	5,268	5,898	(630)	10,910	13,692	(2,782)

Gross Margin

The following tables detail gross margin by realized and unrealized margin for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$139	$99	$238	$102	$66	$168
Northeast	69	(1)	68	47	4	51
West and Mid-Continent	39	—	39	30	—	30
Energy Trading	30	(3)	27	(26)	7	(19)
Eliminations	9	—	9	2	(1)	1
Total	$286	$95	$381	$155	$76	$231

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$330	$325	$655	$242	$10	$252
Northeast	215	33	248	107	13	120
West and Mid-Continent	74	—	74	58	4	62
Energy Trading	48	18	66	(53)	40	(13)
Eliminations	(9)	—	(9)	5	—	5
Total	$658	$376	$1,034	$359	$67	$426

Three Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased by $150 million for the three months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Three Months Ended June 30, 2006
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$76	$46	$1	$30	$9	$162
Contracted and capacity(2)	10	11	39	—	—	60
Incremental realized value of hedges(3)	53	12	(1)	—	—	64
Unrealized gains (losses)(4)	99	(1)	—	(3)	—	95
Total	$238	$68	$39	$27	$9	$381

	Three Months Ended June 30, 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$105	$33	$—	$(6)	$2	$134
Contracted and capacity(2)	21	9	36	(20)	—	46
Incremental realized value of hedges(3)	(24)	5	(6)	—	—	(25)
Unrealized gains (losses)(4)	66	4	—	7	(1)	76
Total	$168	$51	$30	$(19)	$1	$231

	Three Months Ended June 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$(29)	$13	$1	$36	$7	$28
Contracted and capacity(2)	(11)	2	3	20	—	14
Incremental realized value of hedges(3)	77	7	5	—	—	89
Unrealized gains (losses)(4)	33	(5)	—	(10)	1	19
Total	$70	$17	$9	$46	$8	$150

(1)       Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

(2)       Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement in 2005.

(3)       Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)       Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $70 million primarily due to the following:

•       a decrease of $29 million in energy primarily related to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value and a reduction in power prices;

•       an increase of $77 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $33 million related to unrealized gains from hedging activities primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the adverse impact of changes in fuel prices relative to the changes in the previous year.

Northeast operations gross margin increased by $17 million primarily due to an increase of $13 million in energy, which includes an $8 million increase in intercompany sales of surplus emissions allowances to our Mid-Atlantic operations.

West and Mid-Continent operations gross margin increased by $9 million primarily due to an increase of $5 million in incremental realized hedges primarily related to the expiration of unfavorable load deals in 2005.

Energy Trading gross margin increased $46 million primarily due to an increase in energy of $36 million in realized margin in our proprietary trading. Contracted and capacity included $20 million in realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase, LLC (“Mirant Power Purchase”).

Eliminations gross margin increased by $8 million due primarily to an increase of $6 million related to the elimination of intercompany emissions allowances transactions.

Operating Expenses

Our operating expenses decreased by $5 million for the three months ended June 30, 2006, compared to the same period in 2005 primarily due to a $6 million gain on sales of assets, net, related to the sale of the Mirant Service Center which closed on June 30, 2006.

Other Expense, net

Our other expense, net increased by $55 million for the three months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America, LLC (“Mirant North America”) and Mirant Americas Generation.

Reorganization Items, net

The net favorable effect of reorganization items, decreased by $22 million due to our emergence from Chapter 11.

Six Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased $608 million for the six months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Six Months Ended June 30, 2006
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$213	$106	$1	$48	$(9)	$359
Contracted and capacity(2)	24	18	74	—	—	116
Incremental realized value of hedges(3)	93	91	(1)	—	—	183
Unrealized gains (losses)(4)	325	33	—	18	—	376
Total	$655	$248	$74	$66	$(9)	$1,034

	Six Months Ended June 30, 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$250	$81	$—	$(5)	$5	$331
Contracted and capacity(2)	46	17	67	(48)	—	82
Incremental realized value of hedges(3)	(54)	9	(9)	—	—	(54)
Unrealized gains (losses)(4)	10	13	4	40	—	67
Total	$252	$120	$62	$(13)	$5	$426

	Six Months Ended June 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$(37)	$25	$1	$53	$(14)	$28
Contracted and capacity(2)	(22)	1	7	48	—	34
Incremental realized value of hedges(3)	147	82	8	—	—	237
Unrealized gains (losses)(4)	315	20	(4)	(22)	—	309
Total	$403	$128	$12	$79	$(14)	$608

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement in 2005.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $403 million primarily due to the following:

•       a decrease of $37 million in energy primarily due to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value as well as a higher average cost for sulfur dioxide (“SO2”) allowances as compared to the previous year and higher oil prices;

•       an increase of $147 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $315 million related to unrealized gains from hedging activities of $325 million for the six months ended June 30, 2006, as compared to $10 million for the same period in 2005 due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

Northeast operations gross margin increased by $128 million primarily due to the following:

•       an increase of $25 million in energy which included $40 million in increased intercompany sales of emissions allowances, offset by a decrease in generation volumes due to increased oil prices;

•       an increase of $82 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices; and

•       an increase of $20 million related to unrealized gains from hedging activities of $33 million for the six months ended June 30, 2006, as compared to $13 million for the same period in 2005, primarily due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

West and Mid-Continent operations gross margin increased by $12 million primarily due to an increase of $8 million in incremental realized value of hedges primarily related to the expiration of unfavorable load deals in 2005.

Energy Trading gross margin increased $79 million primarily due to an increase in energy of $53 million in realized margin in our proprietary trading business. Contracted and capacity includes $48 million in realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase. Unrealized gains on the Back-to-Back Agreement decreased by $45 million and unrealized gains on our proprietary trading increased by $23 million.

Eliminations gross margin decreased by $14 million due primarily to a decrease of $15 million related to the elimination of intercompany emissions allowances transactions.

Other Expense, net

Our other expense, net increased by $118 million for the six months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America and

Mirant Americas Generation offset by increased interest income due to higher cash balances and lower collateral requirements.

Reorganization Items, net

The net favorable effect of reorganization items, decreased by $8 million due to our emergence from Chapter 11.

Financial Condition

Senior Notes and Senior Secured Credit Facilities

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013 (the “Old Notes”). These notes were issued in a private placement and were not registered with the Securities and Exchange Commission. The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On August 4, 2006, Mirant North America completed an exchange offer for the Old Notes, whereby $849.965 million of senior notes registered under the Securities Act (the “New Notes”) were exchanged for an equal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Debtor-in-Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Inc. (“Mirant New York”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant Lovett, LLC (“Mirant Lovett”) and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The financing under the Primary New York DIP Agreement can be utilized through borrowings by the New York DIP Borrowers, the issuance of letters of credit for the account of any of the New York DIP Borrowers or in support of commercial transactions entered into by Mirant Energy Trading for the benefit of the New York DIP Borrowers, the posting of cash in respect of obligations incurred for the benefit of any of the New York DIP Borrowers, including the making of prepayments for fuel and other commodities for the benefit of any of the New York DIP Borrowers. Under the Primary New York DIP Agreement, the amount which represents the excess on the effective date of the Plan of (x) credit support posted for the benefit of the New York DIP Borrowers by the lenders in respect of transactions entered into on their behalf over (y) the amount of cash collateral posted by the New York DIP Borrowers to the lenders is deemed to be a loan made to the New York DIP Borrowers on such date. The New York DIP Borrowers have posted $18.3 million cash collateral with Mirant Energy Trading in accordance with the June 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers. The financing under the Primary New York DIP Agreement has a stated maturity of 180 days, subject to renewal or extension, and is available until the earlier of (x) the expiration of such period or (y) with respect to each of the New York DIP Borrowers, the effective date of a confirmed Plan of

Reorganization (the “Plan”) for such New York DIP Borrower in its Chapter 11 case. The loan was extended for an additional 180 days in July 2006. Subject to the authorization of the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), the obligations of the New York DIP Borrowers under the Primary New York DIP Agreement, pursuant to Section 364(c) of the Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended, the “Bankruptcy Code”), (i) constitutes a claim having priority over any or all administrative expenses of the kind specified in sections 503(b) or 507(b) of Bankruptcy Code, (ii) is secured by a lien on property of the estates of the New York DIP Borrowers that is not otherwise subject to a lien and (iii) is secured by a junior lien on property of the estates of the New York DIP Borrowers that is subject to a lien. The financing bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Primary New York DIP Agreement contains certain events of default, and the ability of the New York DIP Borrowers to borrow thereunder is subject to certain conditions precedent. In addition, the Primary New York DIP Agreement contains covenants that, among other things, restrict the ability of the New York DIP Borrowers to engage in mergers, acquisitions and asset sales, to make investments and to incur indebtedness.

Contemporaneous with their entry into the Primary New York DIP Agreement, the New York DIP Borrowers also entered into an agreement for secured financing with Mirant (the “Secondary New York DIP Agreement”). The Secondary New York DIP Agreement permits Mirant to make secured debtor-in-possession financing in the maximum amount of $50 million to the New York DIP Borrowers, and the borrowings are available solely for cash collateral postings by any one or more of the New York DIP Borrowers. The terms of the Secondary New York DIP Agreement are substantially similar to the terms of the Primary New York DIP Agreement. However, (i) the rights of the Primary DIP Lenders to payment out of cash collateral posted by the New York DIP Borrowers pursuant to the Primary New York DIP Agreement as may be repaid shall at all times rank senior to the rights of Mirant under the Secondary New York DIP Agreement and (ii) certain claims and liens granted under the Primary New York DIP Agreement in respect of cash collateral posted by the New York DIP Borrowers shall at all times be senior to similar claims and liens granted under the Secondary New York DIP Agreement. The loan was extended for an additional 180 days in July 2006.

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen, LLC (“Mirant NY-Gen”) from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam. The loan was extended for an additional 180 days in July 2006.

Use of Proceeds from Planned Dispositions

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. Proceeds from the sales of the Zeeland and Bosque units will be utilized pursuant to the covenants contained in our Mirant North America debt instruments.

Cash Flows

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities decreased $201 million for the six months ended June 30, 2006, compared to the same period in 2005 and reflected the payment of $744 million in bankruptcy claims. Net cash used in operating activities for the six months ended June 30, 2006, was $241 million and included the following:

Sources of Cash

•       realized gross margin of $658 million; and

•       a decrease of $464 million in the amount of cash collateral posted to support energy trading and marketing activities due to the settlement of contracts and a decline in power prices during the period.

Uses of Cash

•       bankruptcy claims payments of $744 million;

•       operations and maintenance expenses of $296 million, partially offset by $30 million accrued for New York property taxes but not paid;

•       interest payments of $111 million; and

•       $200 million drawn under the senior secured term loan that was deposited into a cash collateral account to support the issuance of letters of credit.

Net cash used in operating activities for the six months ended June 30, 2005, was $40 million and included the following:

Sources of Cash

•       realized gross margin of $359 million; and

•       a decrease of $5 million in the amount of cash collateral posted to support energy trading and marketing activities.

Uses of Cash

•       operations and maintenance expenses of $292 million partially offset by $27 million accrued for New York property taxes but not paid;

•       interest payments of $9 million;

•       payments of claims and professional fees related to bankruptcy of $33 million; and

•       payment to Pepco of $57 million related to suspended payments under the Back-to-Back Agreements.

Investing Activities.   Net cash used by investing activities was $47 million for the six months ended June 30, 2006 and 2005 and included the following:

•       in 2006, we had capital expenditures of $63 million compared to capital expenditures of $62 million in 2005;

•       in 2006, we received proceeds of $16 million from the sale of assets and investments, and in 2005, we received proceeds of $4 million from the 2004 sale of the Bowline gas turbines; and

•       in 2005, we received $11 million from the repayment of notes receivable from affiliate.

Capital Expenditures.   We expect to incur capital expenditures of approximately $300 million in 2006. Approximately $200 million of our 2006 capital expenditures are for environmental compliance. See “ Environmental Regulation” for additional discussion of expected environmental capital expenditures

Financing Activities.   Net cash provided by financing activities was $241 million for the six months ended June 30, 2006, compared to $0 for the same period in 2005. This difference was primarily due to the following:

•       in 2006, proceeds from issuance of debt were approximately $2 billion. The debt proceeds in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility. We also incurred $51 million in debt issuance costs associated with these debt facilities; and

•       in 2006, we repaid debt of $1.5 billion, which included $465 million on the Mirant North America senior secured revolving credit facility and approximately $990 million of principal payments for debt settled under the plan. We also made a payment of $250 million to Mirant Americas, Inc. (“Mirant Americas”) under the Plan.

Total Cash, Cash Equivalents and Credit Facility Availability

As of June 30, 2006, we have total cash, cash equivalents, and credit facility availability of approximately $1.1 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries as of June 30, 2006 and December 31, 2005 (in millions):

	At June 30, 2006	At December 31, 2005
Cash and Cash Equivalents:
Mirant Americas Generation	$4	$129
Mirant Mid-Atlantic	72	276
Mirant North America	301	19
Total cash and cash equivalents	377	424
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	81	1
Total available cash and cash equivalents	296	423
Available under credit facilities	818	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$1,114	$672

Tender Offer.   On July 11, 2006, Mirant announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. Mirant intends to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries of Mirant Corporation.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2006, our outstanding issued letters of credit totaled $182 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2006 and December 31, 2005 (in millions):

	At June 30, 2006	At December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$155	$619
Cash collateral posted—debt service and rent reserves	—	56
Cash collateral posted—other operating activities	7	10
Letters of credit—energy trading and marketing	100	51
Letters of credit—debt service and rent reserves	75	—
Letters of credit—other operating activities	7	5
Total	$344	$741

(1)          The amount includes approximately $130 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of June 30, 2006.

On July 13, 2006, Moody’s Investors Service reduced Mirant’s credit rating to “B2.” Our debt ratings and our subsidiaries debt ratings were also lowered. Standard and Poor’s announced that they also might reduce Mirant’s credit rating and our debt ratings as well as those of our subsidiaries.

Other Developments

Locational Installed Capacity Proposal

Our New England plants participate in a market administered by the Independent System Operator-New England (“ISO-NE”). Mirant Energy Trading, LLC (“Mirant Energy Trading”) is a member of the New England Power Pool (“NEPOOL”), which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont and which functions as an advisory organization to ISO-NE. The Federal Energy Regulatory Commission (“FERC”) approved ISO-NE as the Regional Transmission Organization (“RTO”) for the New England region effective on February 1, 2005, making ISO-NE responsible for market rule filings at the FERC. In addition, ISO-NE is responsible for the operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model, with a price mitigation method similar to the New York Independent System Operators (“NYISO”) Automated Mitigation Procedure, although it is implemented via manual processes rather than the automated process employed in New York. In 2004, the FERC approved a locational installed capacity market for ISO-NE (the ‘‘LICAP proposal’’) based on the demand curve concept used by the NYISO to be implemented in January 2006. Demand curves are administrative mechanisms used to establish electricity generation capacity prices. A hearing on the demand curve parameters was held in February and March 2005, and an initial decision issued by the presiding administrative law judge ruled in favor of many of the suppliers’ issues in the hearing. A subsequent FERC order issued on October 21, 2005, pushed back the LICAP implementation date to no sooner than

October 1, 2006, and put in place procedures to pursue a settlement on alternatives to the LICAP mechanism. Any such alternatives were to be submitted to the FERC by January 31, 2006. On January 31, 2006, a FERC settlement judge reported that an agreement in principle had been reached among the majority of the parties in the LICAP proceeding and requested an extension of the January 31, 2006 deadline so that a final settlement could be filed with the FERC by March 6, 2006. On March 6, 2006, a comprehensive settlement proposal was filed with the FERC on behalf of numerous parties to the LICAP proceeding. The settlement would replace the LICAP proposal with a Forward Capacity Market (“FCM”) under which annual capacity auctions would be conducted for supply three years in advance of delivery. In addition, the settlement provides for a four year transition period under which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, and continuing with price escalators through May 31, 2010. The settlement will go into effect upon approval, without modification, by the FERC. On June 16, 2006, the Commission issued a decision accepting the proposed FCM settlement without modification. The FCM will result in increased opportunities for our New England generators to receive more revenues for their capacity commencing in December 2006.

Reliability Pricing Model

Our Mid-Atlantic facilities sell power into the markets operated by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), which the FERC approved to operate as an independent system operator (“ISO”) in 1997 and as an RTO in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when cheaper power cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load serving entities in PJM are required to have adequate sources of capacity. PJM operates a capacity market whereby load serving entities can procure their capacity requirements through a system-wide single clearing price auction. In PJM, all capacity is assumed to be universally deliverable, regardless of its location. PJM has greatly expanded its system over the last three years to include Allegheny Power, Commonwealth Edison, American Electric Power, Inc., Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. As a result, capacity prices have significantly declined. The PJM expansions have resulted in an apparent system-wide surplus of capacity, despite the fact that certain regions in PJM, including the Mid-Atlantic area in which our Morgantown, Chalk Point, Dickerson and Potomac River Plants are located, will need capacity additions within the next few years.

On August 31, 2005, PJM filed its Reliability Pricing Model (‘‘RPM’’) with the FERC to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the Settlement Judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and will work to develop a more detailed settlement agreement to be filed by September 27, 2006. It is impossible to predict whether a final settlement agreement will be filed with the FERC by September 27, 2006. It is likewise impossible to predict the outcome of litigation, and whether RPM or a similar proposal would be adopted by FERC should settlement efforts fail. If a settlement agreement is filed and approved by FERC without conditions or modifications, or if FERC approves RPM in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), SO2 and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”) will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion in 2006 through 2009.

SO2 Emissions Reductions

On August 3, 2006, we announced a plan that will reduce SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point Generating Station located in Prince George’s County, Dickerson Generating Station located in Montgomery County, and Morgantown Generating Station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce NOx emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants.

Clean Air Mercury Rule

The Environmental Protection Agency (the “EPA”) promulgated the CAMR on March 15, 2005, which utilizes a market-based cap and trade approach under Section 111 of the Federal Clean Air Act (the “Clean Air Act”). It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. In October 2005, the EPA issued a notice of proposed rulemaking to reconsider certain aspects of the CAMR. On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant mercury. The EPA was asked to regulate electric steam generating units under Section 112 of the Clean Air Act, which would have required each coal unit to apply control technology to reduce emissions from mercury and the cap-and-trade of mercury emissions would not have been allowed. Instead, the EPA determined that regulation under Section 112 of the Clean Air Act was not appropriate. This means the allowance trading program for mercury will stay intact. For Mirant, and the Company, we will receive an allocation of mercury emissions allowances associated with our coal units nationwide and unless there are state restrictions, under the federal program, Mirant and the Company will be allowed to use and trade those allowances. The EPA also made minor technical changes to the CAMR including a recalculation of mercury allocations for the State of Alaska, which resulted in a slight recalculation of allowances for each state.

Virginia Mercury Rule

On April 19, 2006, the Governor of Virginia signed into law HB 1055, an air emissions control law implementing generally the federal rules, CAIR and CAMR. However, the state law limits Mirant Potomac River generating station’s ability to fully utilize CAMR allowances to meet compliance obligations.

The state-specific mercury law restricts our ability to use allowances allocated to the Potomac River, generating station for compliance purposes because the facility is located in a non-attainment region. The restriction specifically limits the use of allowances for compliance to credits, if any are available, allocated to Mirant Americas Generation’s Maryland facilities which are located within 200 km of Virginia’s border. Restrictions to the federal cap-and-trade programs reduce power plant flexibility in meeting compliance obligations. Potomac River generating station is not prohibited in selling allowances allocated under the CAMR; just in the use of showing compliance with the Virginia State law.

Faulkner Ash Storage Zoning Matter

On June 8, 2006, the Board of Zoning Appeals for Charles County, Maryland, ruled on Mirant MD Ash Management, LLC’s (“Mirant MD Ash Management”) application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The new conditions include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. Mirant MD Ash Management filed a Motion for the Reconsideration on June 23, 2006, which was denied by Order dated July 24, 2006. Mirant may appeal the Order. The Faulkner Ash Storage site serves the Morgantown generating facility. The economic impact of this requirement is not known at this time.

California Generation Facilities

On May 4, 2006, we filed a 90-day notice of our intent to shut down Pittsburg Unit 7 and Contra Costa Unit 6 with the California Public Utilities Commission and the California Independent System Operator (the “CAISO”) in accordance with California law and agreements governing operations with the CAISO. On August 1, 2006 we withdrew this notice, because we reached an agreement to sell approximately 2,000 MW of the output of the Pittsburg Unit 7 and the Contra Costa Unit 6 facilities to Pacific Gas & Electric Company (“PG&E”), as described below.

On July 28, 2006, we signed two tolling agreements with PG&E to provide electricity from our natural gas fired units at Pittsburg and Contra Costa, including Pittsburg Unit 7 and Contra Costa Unit 6. The agreements are for 100% of the capacity from these assets, approximately 2,000 MW. The contracts have varying tenors ranging from one to four years, beginning in 2007. We will receive monthly capacity payments with bonuses and/or penalties based on guaranteed heat rate and availability tolerances.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated results of operations or financial condition.

We have discussed the selection and application of these accounting estimates with the Board of Managers and our independent auditors. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our unaudited condensed consolidated and combined financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.   We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by United States generally accepted accounting principles (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model has historically been used to account for our generation revenue from the sale of energy and integrated utilities and also to account for distribution revenue from the sale and distribution of energy. We recognize revenue when earned and collection is probable as a result of electric power delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of megawatt hours (“MWh”) delivered, at the relevant day-ahead or real-time prices. The Company also recognizes affiliate and nonaffiliate revenue when ancillary services have been performed and collection of such revenue is probable.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets and that engage in proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques, valuation adjustments related to credit and liquidity and judgments related to the probability of completing forecasted transactions to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

Key Assumptions and Approach Used.   Determining the fair value of derivatives involves significant estimates based largely on the mid-point of quoted prices in active markets. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Fair value estimates involve uncertainties and matters of significant judgment. Our modeling techniques for fair value estimation include assumptions for market prices, supply and demand market data, correlation and volatility. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.

The fair value of price risk management assets and liabilities affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the LIBOR. In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

Effect if Different Assumptions Used.   The amounts recorded as revenues and cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note E to our unaudited condensed consolidated and combined financial statements for further information on financial instruments related to energy trading and marketing activities.

For additional information regarding accounting for derivative instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Long-Lived Assets

Estimated Useful Lives

Nature of Estimates Required.   The estimated useful lives of our long-lived assets are used to compute depreciation expense, determine the carrying value of asset retirement obligations, and estimate expected future cash flows attributable to an asset for the purposes of impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly.

Key Assumptions and Approach Used.   Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be impacted by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets.

Effect if Different Assumptions Used.   The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation is used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk-free rate. We have identified certain retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

Key Assumptions and Approach Used.   The fair value of liabilities associated with asset retirement obligations is estimated by applying a present value calculation to current engineering cost estimates of satisfying the obligations. Significant inputs to the present value calculation include current cost estimates, estimated asset retirement dates and appropriate discount rates. Where appropriate, multiple cost and/or retirement scenarios have been probability weighted.

Effect if Different Assumptions Used.   We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. However, due to changes in inflation assumptions, interest rates and asset useful lives, actual future cash flows required to satisfy asset retirement obligations could differ materially from the current recorded liabilities.

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and indefinite-lived intangible assets for impairment in accordance with applicable accounting guidance. Generally, an impairment occurs when the fair value of the asset or reporting unit is less than its carrying value. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impairment loss has not yet been determined, we currently estimate the total impairment loss for these two plants will range from $100 million to $200 million and will be reflected as a loss from discontinued operations in our condensed consolidated statements of operations for the third quarter of 2006.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Income Taxes

We are a limited liability company treated as a branch for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to our operations. Through December 31, 2005, we have allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, we did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net tax operating losses and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted change.

The determination of a valuation allowance requires significant judgment as to the generation of future taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Several significant changes to our tax posture occurred as a result of the Plan of Reorganization. Implementation of the Plan included the conversion of certain of our regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate our recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. Certain of our other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Mirant New York, Inc., Hudson Valley Gas Corporation, Mirant Kendall, LLC and Mirant Special Procurement, Inc..

Additionally, we have contingent liabilities related to tax uncertainties arising in the ordinary course of business. We periodically assess our contingent liabilities in connection with these uncertainties based on the latest information available. For those uncertainties where it is probable that a loss has occurred and the loss or range of loss can be reasonably estimated, a liability is recognized in the financial statements. The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. See Note A to our consolidated financial statements for further information on FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”)

In December 2005, pursuant to the Plan, Mirant rejected and thereby eliminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution, with the exception of income tax payables and receivables related to Mirant New York, Inc. which continues to remain in bankruptcy at June 30, 2006.

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

Loss Contingencies

Nature of Estimates Required.   We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. We currently have loss contingencies related to litigation, environmental matters, tax matters and others.

Key Assumptions and Approach Used.   The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to potential losses and probability of loss, we consider all available positive and negative evidence including the expected outcome of potential litigation. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.

Effect if Different Assumptions Used.   Revisions in our estimates of potential liabilities could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and marketing activities and see Note E to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2006. Based upon this assessment, our management concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan of Reorganization (the “Plan”) that became effective for Mirant, the Company, and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

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

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not yet expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is

rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”) that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

California and Western Power Markets

California Rate Payer Litigation.   On April 14, 2006, the California Court of Appeal dismissed the appeal of the six consolidated suits as to the remaining Mirant defendants pursuant to the stipulation of the plaintiffs and the Mirant defendants and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on

Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or a fine. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, the Company’s view is that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public

Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the

ACO in order to ensure adequate electric reliability to the District of Columbia On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

Morgantown Emissions Observation NOV.   On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Morgantown SO2 Exceedances.   Mirant Mid-Atlantic has received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emission limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emission limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Mirant Lovett Coal Ash Management Facility.   On July 8, 2004, the New York State Department of Environmental Conservation (“NYSDEC”) issued an NOV for improper closure of the coal ash management facility (“CAMF”) at the Lovett plant. On June 1, 2006, the NYSDEC and Mirant Lovett, LLC (“Mirant Lovett”) entered into an Order on Consent that will resolve the NOV. The Order on Consent requires the approval of the Bankruptcy Court in order to become effective. It provides for payment by Mirant Lovett of a penalty of $20,000, with $5,000 to be paid within thirty days of obtaining the Bankruptcy Court’s approval of the Order on Consent, and the remaining $15,000 to be suspended provided Mirant Lovett completes certain remedial actions specified in the Order on Consent. The Bankruptcy Court approved the Order on Consent on July 12, 2006.

Mirant Bowline Oil Storage NOV.   On January 4, 2006, the NYSDEC issued an NOV asserting various violations of regulations relating to a major oil storage facility, secondary containment, compliance report, underground storage tanks and a small oil storage facility at the Bowline plant. The NOV identified issues with labeling, maintenance and monitoring procedures and leak detection. The NOV did not seek a specific penalty amount but noted that the violations identified could each subject Mirant Bowline to a civil penalty of up to $37,500 per day. On July 20, 2006, the NYSDEC and Mirant Bowline executed a Consent Order resolving the NOV that requires Mirant Bowline to pay a civil penalty of $20,000 within sixty days of approval of the Bankruptcy Court. The Bankruptcy Court approved the Consent Order on August 1, 2006.

Pepco Assertion of Breach of Local Area Support Agreement

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. The New York state court has indicated its intention to issue a ruling by that date.

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

Item 6.   Exhibits

(a)          Exhibits.

Exhibit Number		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1	*

Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001(designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.1)

3.2	*

Limited Liability Company Agreement for Mirant Americas Generation, LLC dated October 31, 2001 (designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.2)

10.1	*	Settlement Agreement and Release dated as of May 30, 2006 by and among the Mirant Settling Parties and the Pepco Settling Parties (Designated on Form 8-K filed May 30, 2006 as Exhibit 10.1)
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2006.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)