Form 10-Q
period 2006-09-30
MIRANT AMERICAS GENERATION LLC
filed 2006-11-13
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•       our ability to divest certain of our intermediate and peaking natural gas-fired assets at prices and on terms that we would be willing to accept, as well as any adverse impact on our debt rating that may result from such sales;

•       changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

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

•       our ability to obtain adequate supply and delivery of fuel for our facilities;

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

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission organizations (“RTOs”) that reduce our revenue and may result in a failure to compensate our generation units adequately for all of their costs;

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America, LLC (“Mirant North America”) contained in its financing agreements and restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements;

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant Americas Generation, LLC’s unaudited condensed consolidated and combined financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Americas Generation” refer to Mirant Americas Generation, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
SEPTEMBER 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
and
SEPTEMBER 30, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues—affiliate	$18	$64	$47	$120
Operating revenues—nonaffiliate	1,025	482	2,630	1,650
Total operating revenues	1,043	546	2,677	1,770
Cost of fuel, electricity and other products—affiliate	50	75	101	140
Cost of fuel, electricity and other products—nonaffiliate	372	573	941	1,323
Total cost of fuel, electricity and other products	422	648	1,042	1,463
Gross Margin	621	(102)	1,635	307
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges of $1 and $3 in 2006 and 2005, respectively	72	68	210	213
Operations and maintenance—nonaffiliate	65	67	213	201
Depreciation and amortization	32	28	91	85
Generation facilities rent	24	24	72	75
Loss (gain) on sales of assets, net	(2)	2	(8)	1
Impairment loss	120	—	120	—
Total operating expenses	311	189	698	575
Operating Income (Loss)	310	(291)	937	(268)
Other Expense (Income), net:
Interest expense—affiliate	—	7	—	13
Interest expense—nonaffiliate	69	621	212	623
Interest income—affiliate	—	—	(1)	—
Interest income—nonaffiliate	(10)	(3)	(26)	(4)
Gain on sale of investments	(13)	—	(15)	—
Other, net	—	(1)	—	(3)
Total other expense, net	46	624	170	629
Income(Loss) From Continuing Operations Before Reorganization Items and Income Taxes	264	(915)	767	(897)
Reorganization items, net	(1)	46	(2)	53
Provision for income taxes	1	5	3	10
Income (Loss) From Continuing Operations	264	(966)	766	(960)
Income (Loss) From Discontinued Operations, net	(59)	9	(57)	4
Net Income (Loss)	$205	$(957)	$709	$(956)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30,	At December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$699	$424
Funds on deposit	368	1,540
Receivables:
Affiliate	12	21
Nonaffiliate, less allowance for uncollectibles of $7 and $10 for 2006 and 2005, respectively	298	578
Price risk management assets—affiliate	3	—
Price risk management assets—nonaffiliate	799	603
Prepaid rent and other payments	116	134
Inventories	290	275
Investment in securities available for sale	38	30
Assets held for sale	454	543
Total current assets	3,077	4,148
Property, Plant and Equipment, net	2,204	2,295
Noncurrent Assets:
Intangible assets, net	214	221
Price risk management assets—affiliate	2	—
Price risk management assets—nonaffiliate	191	105
Prepaid rent	196	208
Funds on deposit	5	5
Debt issuance costs, net	61	37
Other	14	1
Total noncurrent assets	683	577
Total assets	$5,964	$7,020
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$8	$21
Current portion of long-term debt	91	3
Claims payable and estimated claims accrual	97	1,831
Accounts payable and accrued liabilities	391	483
Payable to affiliate	53	305
Price risk management liabilities—affiliate	11	5
Price risk management liabilities—nonaffiliate	458	791
Accrued property taxes	234	184
Other	31	16
Total current liabilities	1,374	3,639
Noncurrent Liabilities:
Long-term debt	3,184	2,579
Price risk management liabilities—affiliate	7	—
Price risk management liabilities—nonaffiliate	41	27
Asset retirement obligations	40	33
Other	9	5
Total noncurrent liabilities	3,281	2,644
Liabilities Subject to Compromise	34	34
Commitments and Contingencies
Equity:
Member’s interest	1,572	995
Preferred stock in affiliate	(334)	(319)
Accumulated other comprehensive income	37	27
Total equity	1,275	703
Total liabilities and equity	$5,964	$7,020

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

			Accumulated
		Preferred	Other
	Member’s	Stock in	Comprehensive	Comprehensive
	Interest	Affiliate	Income	Income
Balance, December 31, 2005	$995	$(319)	$27
Net Income	709	—	—	$709
Amortization of discount on preferred stock in affiliate	15	(15)	—	—
Distribution to member	(148)	—	—	—
Capital contribution pursuant to the Plan of Reorganization	1	—	—	—
Other comprehensive income	—	—	10	10
Comprehensive income				$719
Balance, September 30, 2006	$1,572	$(334)	$37

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
SEPTEMBER 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
SEPTEMBER 30, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$709	$(956)
Income (loss) from discontinued operations	(57)	4
Income (loss) from continuing operations	766	(960)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	99	85
Impairment charges	120	—
Non-cash post-petition interest expense	—	620
Loss (gain) on sales of assets and investments	(23)	1
Non-cash charges for reorganization items	—	22
Price risk management activities, net	(593)	407
Other, net	2	(5)
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	8	(297)
Customer accounts receivable, net	368	(66)
Prepaid rent	12	7
Inventories	(15)	43
Other assets	257	(736)
Accounts payable and accrued liabilities	(92)	15
Settlement of claims payable	(744)	—
Payable to affiliate	(1)	408
Property taxes accrued, affiliate	—	(1)
Property taxes accrued, nonaffiliate	50	38
Other liabilities	8	7
Total adjustments	(544)	548
Net cash provided by (used in) operating activities of continuing operations	222	(412)
Net cash provided by operating activities of discontinued operations	27	10
Net cash provided by (used in) operating activities	249	(402)
Cash Flows from Investing Activities:
Capital expenditures	(93)	(79)
Repayments of notes receivable from affiliate	—	10
Proceeds from the sales of assets and investments, net	33	4
Net cash used in investing activities of continuing operations	(60)	(65)
Net cash used in investing activities of discontinued operations	(4)	(3)
Net cash used in investing activities	(64)	(68)
Cash Flows from Financing Activities:
Proceeds from issuance of debt-affiliate	—	90
Proceeds from issuance of long-term debt-nonaffiliate	2,015	—
Repayment of debt-affiliate	(14)	—
Repayment of long-term debt-nonaffiliate	(472)	(2)
Settlement of debt under the Plan	(990)	—
Debt issuance costs	(51)	—
Payment to affiliate under the Plan	(250)	—
Distribution to member	(148)	—
Net cash provided by financing activities of continuing operations	90	88
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	90	88
Net Increase (Decrease) in Cash and Cash Equivalents	275	(382)
Cash and Cash Equivalents, beginning of period	424	636
Cash and Cash Equivalents, end of period	$699	$254
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$124	$16
Cash paid for claims and professional fees from bankruptcy	$1,755	$47
Financing Activity:
Capital contribution—non-cash	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A.                Description of Business

Overview

Mirant Americas Generation, LLC, including its subsidiaries (collectively, the “Company” or “Mirant Americas Generation”), is a national independent power provider and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Mirant was incorporated in Delaware on September 23, 2005, and is the successor to a corporation of the same name that was formed in Delaware on April 3, 1993. This succession occurred by virtue of the transfer of substantially all of old Mirant’s assets to new Mirant in conjunction with old Mirant’s emergence from bankruptcy protection on January 3, 2006. Old Mirant was then renamed and transferred to a trust, which is not affiliated with new Mirant. As used in this report “Mirant” refers to old Mirant prior to January 3, 2006, and to new Mirant on or after January 3, 2006.

The Company produces and sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company and owns or leases approximately 12,000 megawatts (“MW”) of electric generation capacity in the United States. The Company operates 72 generating units at 21 plants serving customers located near major metropolitan load centers in Maryland, California, New York, Michigan, Texas, Massachusetts and Virginia. During the third quarter of 2006, Mirant commenced auction processes to sell certain of its natural gas-fired assets including the Company’s Mirant Zeeland, LLC (“Zeeland”) (837 MW) and Mirant Texas, LP (“Bosque”) (536 MW) plants. See Note B for additional information regarding the treatment of these assets as discontinued operations as a result of this decision.

Pursuant to the Plan of Reorganization (the “Plan”) that was approved in conjunction with Mirant’s emergence from bankruptcy, in December 2005 Mirant contributed its interest in Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) to the Company’s indirect wholly-owned subsidiary, Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) and its interest in Zeeland and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) to Mirant North America, LLC (“Mirant North America”). All of the contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change in the Mirant Americas Generation reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” which was replaced by Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” and accordingly the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. On January 31, 2006, the trading and marketing business of the Trading Debtors was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a wholly-owned subsidiary of Mirant North America. After these transfers took place, the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. As a result, the Company now executes with Mirant Energy Trading the affiliate transactions previously executed with the Trading Debtors.

The Company has a number of service agreements for labor and administrative services with Mirant Services, LLC (“Mirant Services”). In addition, Mirant Energy Trading, and previously Mirant Americas Energy Marketing, provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and the Contributed Subsidiaries as discussed above and have been prepared from records maintained by Mirant Americas Generation, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the unaudited condensed consolidated and combined financial statements.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the results of operations of the Company’s assets to be disposed of have been reclassified to discontinued operations and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. See Note B for additional information regarding discontinued operations. In addition, the accompanying unaudited condensed consolidated and combined statements of cash flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed combined statement of cash flows for the nine months ended September 30, 2005, was revised during 2006, to conform to this presentation.

Impairment of Long-Lived Assets

Mirant Americas Generation evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS No. 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are presented separately in the accompanying condensed consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying condensed consolidated balance sheets. See Note C for information on impairment charges the Company recognized in the third quarter of 2006.

Recently Adopted Accounting Standards

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on

April 1, 2006. The application of EITF 04-13 has not had a material impact on the Company’s statement of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) No. 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no material impact on the Company’s statements of operations, financial position or cash flows.

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

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. Upon initial adoption, the provisions of FIN 48 will be applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company has not yet determined the impact of FIN 48 on its statements of operations, financial position or cash flows.

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company will adopt EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

On July 13, 2006, the FASB finalized FSP FAS 13-2,“Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The Company will adopt FSP FAS 13-2 on January 1, 2007. The Company has not yet determined the impact of FSP FAS 13-2 on its statements of operations, financial position or cash flows.

On September 8, 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 permits the following methods for accounting for major maintenance activities: direct expense, built-in overhaul and deferral. It specifically prohibits accruing in advance for major maintenance. The guidance in FSP AUG AIR-1 is to be applied to the first fiscal year beginning after December 15, 2006. The Company will adopt FSP AUG AIR-1 on January 1, 2007. The adoption of FSP AUG AIR-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows given that the Company currently uses the deferral method of accounting for major maintenance activities.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff thinks that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008. At the date of adoption, the Company will evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB. The Company has not yet determined the impact of SFAS No. 157 on its statements of operations, financial position or cash flows.

B.               Dispositions

Assets and Liabilities Held for Sale

Assets and liabilities held for sale includes discontinued operations and other assets that the Company expects to dispose of in the next year. In the third quarter of 2006, Mirant commenced auction processes to sell the Company’s Zeeland (837 MW facility) and Bosque (536 MW facility) natural gas-fired intermediate and peaking plants, representing a total of 1,373 MW. The sales are expected to be complete by mid-2007. The associated assets and liabilities have been reclassified to assets and liabilities held for sale in the condensed consolidated balance sheets. Liabilities held for sale are included in other on the Company’s condensed consolidated balance sheets.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Current Assets	$20	$29
Property, Plant and Equipment	434	513
Noncurrent Assets	—	1
Total Assets	$454	$543
Current Liabilities	$7	$5
Noncurrent Liabilities	12	11
Total Liabilities	$19	$16

Assets held for sale at September 30, 2006, consisted of the planned dispositions discussed above. Assets held for sale at December 31, 2005, consisted of the planned dispositions discussed above plus $7 million related to the Mirant Service Center. The sale of the Mirant Service Center closed in the second quarter of 2006, and the Company recognized a gain of approximately $6 million.

Liabilities held for sale included $12 million and $11 million at September 30, 2006, and December 31, 2005, respectively, related to the Zeeland capital lease.

Losses on Assets Held for Sale

In accordance with SFAS No. 144, an asset classified as held for sale shall be measured at the lower of carrying value or fair value less costs to sell. As the assets described below will be sold as part of an auction process, the final selling price (fair value) will not be determined until the auction process is complete. Therefore, management developed an approach for estimating the fair value of the assets to be disposed of. The estimate will be refined in subsequent periods as the auction processes proceed and more information is known about the ultimate sales prices.

Mirant commenced auction processes to sell the Company’s Zeeland and Bosque natural gas-fired intermediate and peaking plants. The Company reviewed each asset independently for impairment through the allocation of the fair value of the portfolio of all of Mirant’s U.S. gas assets held for sale. As a result of this review, the Company recorded a loss of $71 million to write down the Zeeland asset to estimated fair value less costs to sell. The loss is included in discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or have met the required criteria for such classification at September 30, 2006. In the third quarter of 2006, Mirant commenced auction processes to sell certain of the Company’s natural gas-fired assets as discussed above in Assets and Liabilities Held for Sale.

For the three and nine months ended September 30, 2006 and 2005, income from discontinued operations relates to the Zeeland and Bosque plants. The following summarizes certain financial information for these discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$23	$32	$45	$63
Operating expenses, net(1)	82	22	101	58
Operating income (loss)	(59)	10	(56)	5
Other expense, net	—	1	1	1
Net income (loss)	$(59)	$9	$(57)	$4

(1)          Includes an impairment loss of $71 million in the three and nine months ended September 30, 2006.

C.               Impairments on Assets Held and Used

In accordance with SFAS No. 144, an asset classified as held and used shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset impairment charge must be recognized if the sum of the undiscounted expected future cash flows from a long-lived asset is less than the carrying value of that asset. The amount of any impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques.

Background

The Mirant Lovett, LLC (“Mirant Lovett”) and Mirant Bowline, LLC (“Mirant Bowline”) generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. Mirant Lovett and Mirant Bowline have been negotiating with local authorities to settle past taxes and to reach agreements on payments in lieu of taxes (“PILOT”) covering future years.

In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Until a resolution is reached on these matters that would permit economically feasible operation, Mirant Lovett and Mirant Bowline will remain in Chapter 11.

Current Period Events

On August 11, 2006, and August 28, 2006, the New York state court issued decisions addressing Mirant Bowline’s challenges to the assessed values of the Bowline facility for the years 1995 to 2003 and Mirant Lovett’s challenges to the assessed values of the Lovett facility for the years 2000 to 2003. Except for 1996, where it found that Mirant Bowline had failed to perfect its challenge to the assessed value of the Bowline facility, the New York state court concluded that the value of the Bowline facility and the Lovett facility in each year was substantially less than the assessed value set by the taxing authorities.

The Company estimates that the decisions rendered by the New York state court with respect to the tax challenges asserted by Mirant Bowline and Mirant Lovett will result in refunds that with interest will cover the majority of the unpaid taxes for the Bowline and Lovett facilities, taking into account the reduction in those unpaid taxes that would occur under the decisions. While the decisions rendered by the New York state court found that the values set by the taxing authorities for the Bowline and Lovett facilities significantly exceeded what the court concluded were the full values of those facilities for the years at issue, the values found by the court for the Bowline facility still exceeded significantly what Mirant Bowline paid in 1999 for that facility. For the Lovett facility, the decisions failed to take into account the significant capital expenditures that would have to be made to keep the facility operational after April 2008. Mirant Bowline and Mirant Lovett have appealed the decisions of the New York state court, and the relevant taxing authorities have cross-appealed. See New York Tax Proceedings in Note K—Litigation and Other Contingencies for additional information.

On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operations at units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism on environmental controls that is agreeable to the State of New York is not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company’s request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations at units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, New York Independent System Operator (“NYISO”), Orange and Rockland Utilities, Inc. (“Orange and Rockland”) and several other affected transmission and distribution utilities in New York. Mirant Lovett reserved its rights to withdraw these notices if a viable alternative environmental compliance mechanism is found. See New York State Administrative Claim in Note K—Litigation and Other Contingencies for additional information.

Asset Grouping

For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. For Bowline, the Company determined that the suspended Bowline unit 3 construction project is independent of the operating Bowline units in the current quarter. In addition, the Company’s analysis and planning around operating Bowline units 1 and 2 do not consider the suspended construction project for Bowline unit 3.

Assumptions and Results

In its impairment analysis of the Bowline and Lovett generation facilities in prior periods, the Company had assumed that the PILOT agreements would be successfully approved and implemented. The Company no longer expects those PILOT agreements to be implemented. The August 2006 decisions and the appeals that followed prompted management to test for recoverability of the asset under SFAS No. 144 because additional uncertainty now exists related to achieving property taxation levels that allow economically feasible operation of the Bowline and Lovett generation facilities. As a result of these developments, management re-reviewed the economic viability of these facilities in the third quarter of 2006.

Lovett.   In its impairment analysis of the Lovett generation facility in prior periods, the Company had considered multiple scenarios, including potential shutdown of the facility. Thus, the request for approval to discontinue operations was not viewed as a potential impairment event in the third quarter but was considered in the probability weighting of the scenarios.

The Company’s assessment of Lovett under SFAS No. 144 in the current period involved estimates related to property tax refunds and payments and assumed that property taxes are negotiated to a reasonable level for future periods. Among the multiple scenarios considered were the shut down of units 3 and 5 by April 30, 2007, and unit 4 by April 30, 2008. The Company also considered scenarios that allow operations past April 2008 because the Company continues to work with the State of New York and other parties to achieve a solution related to environmental controls and to allow Lovett to continue to contribute to the reliability of the electric system of the State of New York. The sum of the probability weighted undiscounted cash flows for the Lovett generation facility exceeded the Company’s carrying value at September 30, 2006. If a resolution is not reached on property taxes and environmental controls that would permit economically feasible operation, the Company will reassess the recoverability of Lovett’s carrying value.

Bowline Units 1 and 2.   The Company’s assessment of Bowline units 1 and 2 under SFAS No. 144 in the current period involved estimates related to property tax refunds and payments and assumed that property taxes are negotiated to levels for future periods that allow Bowline units 1 and 2 to operate until the end of their remaining economic useful lives. The sum of the undiscounted cash flows exceeded the Company’s carrying value at September 30, 2006, for Bowline units 1 and 2. If a resolution is not reached on property taxes that would permit economically feasible operation, the Company will reassess the recoverability of Bowline’s carrying value.

Bowline Unit 3.   The Company’s assessment of the Bowline unit 3 suspended construction project assumed that completion of this project is remote. A strategic review of the Company’s portfolio of assets in 2006 resulted in the conclusion that the Bowline 3 project as currently configured and permitted is not economically viable. As a result of this conclusion, the Company determined the estimated value of the equipment and project termination liabilities. At September 30, 2006, the carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows of the abandonment of the project. The Company recorded an impairment of $120 million, which is reflected in impairment losses on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

D.              Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at September 30, 2006, are included in the following table (in millions):

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities		Net
	Current	Noncurrent	Current	Noncurrent	Fair Value
Electricity	$712	$184	$(421)	$(33)	$442
Natural gas	26	3	(26)	(3)	—
Oil	54	3	(16)	(12)	29
Coal and other, including credit reserve	10	3	(6)	—	7
Total	$802	$193	$(469)	$(48)	$478

Of the $478 million net fair value asset at September 30, 2006, a net price risk management asset of $129 million relates to the remainder of 2006, a net price risk management asset of $266 million relates to 2007, and a net price risk management asset of $83 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2006, was approximately 13 months. The net notional amount of the price risk management assets and liabilities at September 30, 2006, was a net short position of approximately 24 million equivalent megawatt-hours (“MWh”).

In January 2006, Mirant Mid-Atlantic entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal-fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2006 (in millions):

	Proprietary Trading	Asset Management	Total
Net fair value of portfolio at December 31, 2005	$40	$(155)	$(115)
Gains recognized in the period, net	25	420	445
Contracts settled during the period, net	(20)	168	148
Net fair value of portfolio at September 30, 2006	$45	$433	$478

E.               Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2006 and December 31, 2005 (in millions):

	At September 30,	At December 31,
	2006	2005
Production	$2,489	$2,441
Oil pipeline	25	25
Construction work in progress	145	74
Other	88	87
Suspended construction projects(1)	55	174
Less accumulated depreciation	(598)	(506)
Total property, plant and equipment, net	$2,204	$2,295

(1)          In the third quarter of 2006, the Company recognized an impairment loss of $120 million related to Bowline unit 3. See Note C for further discussion related to impairments of long-lived assets. The remaining suspended construction at September 30, 2006, is primarily related to Contra Costa 8 in California.

Property, plant and equipment, net of $434 million and $513 million related to assets to be sold has been reclassified to assets held for sale in the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. See Note B for additional information on assets held for sale.

Depreciation of the recorded cost of property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. The Company received emissions allowances in the acquisition of the Pepco assets for both sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) emissions and the right to future allowances. The acquired allowances related to owned facilities are included in production assets above, and are depreciated over the average life of the related assets. Mirant Americas Generation does not depreciate its suspended construction project costs or property, plant and equipment that has been reclassified to assets held for sale.

F.                Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company, resulting in a change in the Mirant Americas Generation reporting entity at December 31, 2005. In the third quarter of 2006, Mirant commenced auction processes to sell the Company’s natural gas-fired Zeeland and Bosque plants. The associated assets and liabilities have been reclassified to assets and liabilities held for sale in the condensed consolidated balance sheets. See Note B for additional information on the planned dispositions.

The following tables and discussion summarize the effects of the Contributed Subsidiaries and discontinued operations on the previously reported Mirant Americas Generation’s unaudited condensed combined statements of operations for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustments	Combined	Discontinued Operations	Combined and Discontinued
	(in millions)
Operating revenues—affiliate	$292	$(228)	$64	$—	$64
Operating revenues—nonaffiliate	44	470	514	(32)	482
Total operating revenues	336	242	578	(32)	546
Cost of fuel, electricity and other products—affiliate	460	(385)	75	—	75
Cost of fuel, electricity and other products—nonaffiliate	50	536	586	(13)	573
Total cost of fuel, electricity and other products	510	151	661	(13)	648
Gross Margin	(174)	91	(83)	(19)	(102)
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	56	14	70	(2)	68
Operations and maintenance—nonaffiliate	65	5	70	(3)	67
Depreciation and amortization	23	9	32	(4)	28
Generation facilities rent	24	—	24	—	24
Loss on sales of assets, net	—	2	2	—	2
Total operating expenses	168	30	198	(9)	189
Operating Loss	(342)	61	(281)	(10)	(291)
Other Expense, net	563	62	625	(1)	624
Loss before Reorganization Items and Income Taxes	(905)	(1)	(906)	(9)	(915)
Reorganization items, net	37	9	46	—	46
Provision for income taxes	4	1	5	—	5
Loss from Continuing Operations	(946)	(11)	(957)	(9)	(966)
Income from Discontinued Operations	—	—	—	9	9
Net Loss	$(946)	$(11)	$(957)	$—	$(957)

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	Combined	Discontinued Operations	Combined and Discontinued
	(in millions)
Operating revenues—affiliate	$1,122	$(1,002)	$120	$—	$120
Operating revenues—nonaffiliate	129	1,584	1,713	(63)	1,650
Total operating revenues	1,251	582	1,833	(63)	1,770
Cost of fuel, electricity and other products—affiliate	885	(745)	140	—	140
Cost of fuel, electricity and other products—nonaffiliate	138	1,216	1,354	(31)	1,323
Total cost of fuel, electricity and other products	1,023	471	1,494	(31)	1,463
Gross Margin	228	111	339	(32)	307
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	177	40	217	(4)	213
Operations and maintenance—nonaffiliate	192	19	211	(10)	201
Depreciation and amortization	68	30	98	(13)	85
Generation facilities rent	75	—	75	—	75
Loss (gain) on sales of assets, net	(1)	2	1	—	1
Total operating expenses	511	91	602	(27)	575
Operating Loss	(283)	20	(263)	(5)	(268)
Other Expense, net	566	64	630	(1)	629
Loss before Reorganization Items and Income Taxes	(849)	(44)	(893)	(4)	(897)
Reorganization items, net	(98)	151	53	—	53
Provision for income taxes	10	—	10	—	10
Loss from Continuing Operations	(761)	(195)	(956)	(4)	(960)
Income from Discontinued Operations	—	—	—	4	4
Net Loss	$(761)	$(195)	$(956)	$—	$(956)

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

The following table summarizes the effects of the Contributed Subsidiaries and discontinued operations on the previously reported Mirant Americas Generation’s unaudited condensed combined statements of cash flows for the nine months ended September 30, 2005:

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	Combined	Discontinued Operations	Combined and Discontinued
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(761)	$(195)	$(956)	$—	$(956)
Income from discontinued operations	—	—	—	4	4
Loss from continuing operations	(761)	(195)	(956)	(4)	(960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68	30	98	(13)	85
Non-cash post-petition interest expense	561	59	620	—	620
Loss (gain) on sales of assets and investments	(1)	2	1	—	1
Non-cash charges for reorganization items	(134)	155	21	1	22
Price risk management activities, net	445	(43)	402	5	407
Other, net	3	(9)	(6)	1	(5)
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	(14)	(283)	(297)	—	(297)
Customer accounts receivable, net	7	(72)	(65)	(1)	(66)
Prepaid rent	8	(1)	7	—	7
Inventories	26	17	43	—	43
Other assets	(36)	(703)	(739)	3	(736)
Accounts payable and accrued liabilities	10	7	17	(2)	15
Payable to affiliate.	70	338	408	—	408
Property taxes accrued, affiliate	(1)	—	(1)	—	(1)
Property taxes accrued, nonaffiliate	38	—	38	—	38
Other liabilities	4	3	7	—	7
Total adjustments	1,054	(500)	554	(6)	548
Net cash provided by (used in) operating activities of continuing operations	293	(695)	(402)	(10)	(412)
Net cash provided by operating activities of discontinued operations	—	—	—	10	10
Net cash provided by (used in) operating activities	293	(695)	(402)	—	(402)
Cash Flows from Investing Activities:
Capital expenditures	(70)	(12)	(82)	3	(79)
Repayments on notes receivable from affiliate	(482)	492	10	—	10
Proceeds from the sales of assets, net	4	—	4	—	4
Net cash used in investing activities of continuing operations	(548)	480	(68)	3	(65)
Net cash used in investing activities of discontinued operations	—	—	—	(3)	(3)
Net cash provided by (used in) investing activities	(548)	480	(68)	—	(68)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt—affiliate	—	90	90	—	90
Repayment of long-term debt—nonaffiliate	—	(2)	(2)	—	(2)
Net cash provided by financing activities of continuing operations	—	88	88	—	88
Net cash provided by financing activities of discontinued operations	—	—	—	—	—
Net cash provided by financing activities	—	88	88	—	88
Net Decrease in Cash and Cash Equivalents	(255)	(127)	(382)	—	(382)
Cash and Cash Equivalents, beginning of period	414	222	636	—	636
Cash and Cash Equivalents, end of period	$159	$95	$254	$—	$254

G.              Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2006 and 2005 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of fuel, electricity and other products—affiliate	$3	$2	$7	$7
Operations and maintenance expense—affiliate	38	39	114	124
Total	$41	$41	$121	$131

Services and Risk Management Agreements with Affiliates

For the three and nine months ended September 30, 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, LLC, Mirant Sugar Creek, LLC, Mirant Shady Hills, LLC, Mirant West Georgia, LLC and Mirant Wichita Falls, LP.  For the three and nine months ended September 30, 2005, these services were provided by Mirant Americas Energy Marketing. Amounts due from each affiliate under their respective services agreements are recorded as a net accounts payable-affiliate or accounts receivable-affiliate because of each subsidiary’s legal right to offset. For the three and nine months ended September 30, 2006 and 2005, the Company recorded a reduction to operations and maintenance of approximately $1 million and $4 million, respectively, compared to $2 million and $6 million, respectively, related to these agreements.

Mirant Wichita Falls was sold by Mirant in the second quarter of 2006. Mirant has commenced auction processes to sell Mirant Las Vegas, LLC, Mirant Sugar Creek, LLC, Mirant Shady Hills, LLC and Mirant West Georgia, LLC. The sales are expected to be completed by mid-2007. Subsequent to the sale of these affiliates by Mirant, the Company will no longer recognize a reduction to operations and maintenance associated with providing services to these affiliates.

The Company’s gross margin for future periods is not expected to be materially impacted by the sale of these affiliates. However, because the Company would likely discontinue providing energy marketing and fuel procurement services to these entities, the Company would expect its operating revenues-affiliate and cost of fuel, electricity, and other products – affiliate to decrease or be eliminated subsequent to the sale of these affiliates. In addition, these decreases would result in corresponding decreases in cost of fuel, electricity, and other products –nonaffiliate and operating revenues-nonaffiliate, respectively, in the consolidated statements of operations in future periods.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and nine months ended September 30, 2006, the Company incurred approximately $35 million and $100 million, respectively, compared to $31 million and $95 million, respectively, for the same periods in 2005, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Payable to Affiliate

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program approved by the Bankruptcy Court, pursuant to which cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. At September 30, 2006, and December 31, 2005, the Company had current notes payable to affiliate of $8 million and $21 million, respectively. For the three and nine months ended September 30, 2006, the Company incurred less than $1 million of interest expense under this arrangement, compared to $7 million and $13 million, for the same periods in 2005, which are recorded in interest expense—affiliate in the accompanying unaudited condensed consolidated and combined financial statements.

Payable to Mirant Americas Pursuant to the Plan

Pursuant to the Plan, Mirant North America, the Company’s wholly-owned subsidiary, was required to pay $250 million to Mirant Americas, Inc. (“Mirant Americas”) within five days of the effective date of the Plan in return for Mirant’s contribution of the Trading Debtors. This amount is included in payable to affiliate at December 31, 2005, in the consolidated balance sheet and was paid in January 2006.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of Mirant Mid-Atlantic to provide for the rent payment reserve required in connection with Mirant Mid-Atlantic’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover rent payment reserve obligations on Mirant Mid-Atlantic’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities. The current letter of credit expires on February 28, 2007.

In July 2006, Mirant North America posted a letter of credit in the amount of $14 million on behalf of Mirant Delta, LLC related to a tolling agreement. This letter of credit expires in July 2007.

Prior to 2005, Mirant entered into pre-petition letters of credit to support the Company’s asset management activities. In September 2005, several of these letters of credit were drawn in the amount of $39 million. In January 2006, the remaining pre-petition letter of credit of $7 million was drawn in full. In addition, Mirant entered into post-petition letters of credit to support its asset hedging activities. In January 2006, letters of credit from the Mirant North America senior secured credit facilities replaced the eleven post-petition letters of credit outstanding at December 31, 2005. See Financial Condition—Cash Collateral and Letters of Credit for details on letters of credit outstanding at September 30, 2006.

Preferred Stock in Mirant Americas

Pursuant to the Plan, preferred stock in Mirant Americas, Inc (“Mirant Americas”) was issued to the Company and Mirant Mid-Atlantic to provide credit support for refinancing and environmental capital expenditures, respectively. For the nine months ended September 30, 2006, the Company recorded

$15 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Inc. (“Mirant New York”), Mirant Bowline, Mirant Lovett, and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The New York DIP Borrowers have posted $24 million cash collateral with Mirant Energy Trading in accordance with the September 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers.

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

For further discussion see Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition.

H.              Debt

Long-term debt at September 30, 2006 and December 31, 2005, was as follows (in millions):

	At September 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Long-term Debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt discount	(4)	(4)
Mirant North America:
Term loan, due 2006 to 2013(1)	695	—	LIBOR + 1.75%	Secured
Note, due 2013.	850	850	7.375%	Unsecured
Other:
Mirant Peaker capital lease, due 2006 to 2015	34	36	8.19%
Total	3,275	2,582
Less: current portion of long-term debt	(91)	(3)
Total long-term debt, excluding current portion	$3,184	$2,579

(1)          Under the senior secured term loan, $200 million was deposited into a cash collateral account to support issuance of up to $200 million of letters of credit. As of September 30, 2006, there were approximately $185 million of letters of credit outstanding.

Pursuant to the Plan, Mirant Americas Generation reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031. The reinstated senior notes are unsecured obligations of Mirant Americas Generation and are not recourse to any subsidiary or affiliate of Mirant Americas Generation. During the third quarter of 2006, approximately $12 million and $11 million for the Zeeland capital lease have been reclassified to liabilities held for sale on the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. See Note B for additional information on liabilities held for sale.

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of the Company, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant Americas Generation entity or affiliate.

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

Mirant North America is required to prepay a portion of the outstanding principal balance of the senior secured term loan once a year, in addition to the regularly scheduled principal payments, based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation to determine excess free cash flows, as defined in the loan agreement. At September 30, 2006, the current estimate of the mandatory principal prepayment of the term loan in April 2007 is approximately $81 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2006.

The sale of the Zeeland and Bosque natural gas-fired plants is subject to the terms of the Mirant North America senior secured credit facilities, including the mandatory prepayment and/or reinvestment provisions and the requirement to secure a credit rating affirmation.

Senior Notes

In December 2005, Mirant North America issued senior notes (the “Old Notes”) in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The senior notes were issued in a private placement and were not registered with the SEC. Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006. The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities. The senior notes are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant Americas Generation entity or affiliate.

In connection with the issuance of the Old Notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the Old Notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of 1933 (the “Securities Act”) of $850 million of 7.375% senior notes due 2013 (the “New Notes”) and initiated an offer to exchange all of the outstanding Old Notes for the New Notes (the “Exchange Offer”). The Exchange Offer was completed on August 4, 2006, with $849.965 million of the outstanding Old Notes being tendered for the New Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

The sale of the Zeeland and Bosque natural gas-fired plants is subject to the terms of the Mirant North America senior notes, including the provisions with respect to a mandatory offer to purchase and/or reinvest with the sale proceeds.

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

Several significant changes to the Company’s tax posture occurred as a result of the Plan, including the conversion of certain of the Company’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes, and certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result eliminates the Company’s recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005.

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

If the Company was to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be $1 million and $3 million for the three and nine months ending September 30, 2006, respectively, compared to $1 million and $3 million for the same periods in 2005. The pro forma balance of the Company’s deferred income taxes would be zero as of September 30, 2006.

J.                  Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

At September 30, 2006 and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash were $97 million and $1.831 billion, respectively, and these amounts were recorded in claims payable and estimated claims accrual on the accompanying condensed consolidated balance sheets. These amounts do not include unresolved claims that will be settled in Mirant common stock. During the nine months ended September 30, 2006, the Company paid approximately $1.734 billion in cash related to bankruptcy claims. Of this amount approximately $990 million is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $744 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest.

Financial Statements of Subsidiaries in Bankruptcy

Mirant Americas Generation’s New York subsidiaries remain in bankruptcy and include the following entities: Mirant Lovett, Mirant Bowline, Mirant NY-Gen, Mirant New York and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant Americas Generation’s New York subsidiaries are set forth below:

New York Subsidiaries
Unaudited Condensed Consolidated Statements of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues	$98	$107	$287	$257
Cost of fuel, electricity and other products	48	133	132	252
Operating expenses	167	44	262	130
Operating loss	(117)	(70)	(107)	(125)
Other expense, net	—	—	2	1
Reorganization items, net	—	—	(2)	(1)
Provision for income taxes	—	—	—	1
Net loss	$(117)	$(70)	$(107)	$(126)

New York Subsidiaries
Unaudited Condensed Consolidated Balance Sheets Data

	At September 30, 2006	At December 31, 2005
	(in millions)
Assets—nonaffiliate	$147	$32
Assets—affiliate	81	148
Property, plant and equipment, net	370	502
Other	13	4
Total assets	$611	$686
Liabilities not subject to compromise
Current liabilities—nonaffiliate	$214	$168
Liabilities—affiliate	23	36
Noncurrent liabilities	10	9
Liabilities subject to compromise—affiliate	61	62
Liabilities subject to compromise—nonaffiliate	18	18
Member’s equity	285	393
Total liabilities and member’s equity	$611	$686

New York Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows Data

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Net cash provided by (used in):
Operating activities	$28	$22
Investing activities	73	(26)
Financing activities	5	4
Net increase in cash and cash equivalents	106	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$107	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise are $34 million at both September 30, 2006 and December 31, 2005, and relate to its New York subsidiaries that remain in bankruptcy.

The amounts subject to compromise at September 30, 2006, and December 31, 2005, consisted of the following items (in millions):

	At September 30, 2006	At December 31, 2005
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities—affiliate	$16	$16
Accounts payable and accrued liabilities—nonaffiliate	18	18
	$34	$34

Reorganization Items, net

For the three and nine months ended September 30, 2006, reorganization items, net relate to the New York subsidiaries. For the three and nine months ended September 30, 2006 and 2005, reorganization items, net represent amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. The following were the significant items within this category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated claims and losses on rejected and amended contracts	$—	$39	$—	$22
Professional fees and administrative expense	—	11	—	46
Interest income, net	(1)	(4)	(2)	(15)
Total	$(1)	$46	$(2)	$53

K.              Litigation and Other Contingencies

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments, as described below in New York Tax Proceedings. The current property taxation levels of the facilities call into question whether their continued operation is economically feasible. In addition, Mirant Lovett is in discussions with the NYSDEC and the New York State Office of the Attorney General regarding environmental controls. On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility in April 2007. The discontinuance of operations at unit 5 is in accordance with the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility or shut down that unit by April 30, 2007. The 2003 Consent Decree imposes similar requirements with respect to unit 4 that have to be met by April 30, 2008. Operations at unit 3 are being discontinued because it is uneconomic to continue to run unit 3 if operations at unit 5 are discontinued. If Mirant Lovett is able to agree with the New York Attorney General’s office and the NYSDEC on alternative control technologies that would allow unit 5 to remain in operation past April 30, 2007, then Mirant Lovett may rescind the notice of its intent to discontinue operations at units 3 and 5. Until a resolution is reached on property taxes and environmental controls that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, the Company will not have access to the cash from operations generated from these subsidiaries. The cash from operations generated by these subsidiaries is not material.

The Company’s other subsidiaries related to its New York business operations, Mirant New York, Hudson Valley Gas Corporation and Mirant NY-Gen also remain in bankruptcy. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas, Inc. (“Mirant Americas”) with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is proceeding with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies.

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

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties Pepco and various of the Company’s subsidiaries causes the Company’s subsidiaries that are parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the

Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company’s subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company’s subsidiaries but any such claim would be reduced by the amount recovered by Pepco on its comparable claim against Mirant.

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

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

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. On July 31, 2006, the Ninth Circuit denied a petition for rehearing filed by Mirant Americas Energy Marketing and other parties.

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

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003, identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000, and June 20, 2001, that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to sales of ancillary services, which is discussed below. In a November 14, 2003, order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment, the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing, which the FERC denied on October 11, 2006.

Mirant Americas Energy Marketing Contract Dispute with Nevada Power.   On December 5, 2001, Nevada Power Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, Western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this complaint. Nevada Power has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. The sales made under the contract with Nevada Power have been completed, and the Company expects that any refund claim related to that contract, if not now barred, will be addressed in the Chapter 11 proceedings.

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

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings-CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or a fine. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, the Company’s view is that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company’s subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland will be installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment will not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company’s subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

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

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit to Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, described below in Environmental Matters—Mirant Potomac River Downwash Study, the City of

Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court has not yet approved the Amended Consent Decree. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and

PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol.

This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

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

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations—Environmental Integrity Project- Chesapeake Climate Action Network- Patuxent Riverkeeper and Environment Maryland Research and Policy Center—notified Mirant and Mirant Mid-Atlantic that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, MDE filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations and seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with a lower sulfur content than previously allowed under its permits. Mirant Chalk Point agreed in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to certain exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Mirant Debtors that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 5 and 4 of the Lovett facility or shut down those units by 2007 to 2008, respectively. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. On October 19, 2006, Mirant Lovett notified the New York Public Service Commission and the NYISO of its intent to discontinue operation of unit 5 of the Lovett facility in April 2007 in accordance with the requirements of the 2003 Consent Decree. If Mirant Lovett is able to agree with the State of New York and the NYSDEC on alternative control technologies that would allow unit 5 to remain in operation past April 30, 2007, then Mirant Lovett may rescind the notice of its intent to discontinue operations at unit 5. The State of New York and the NYSDEC have executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims in the bankruptcy proceedings have appealed that order, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

New York Tax Proceedings

The Company’s subsidiaries that own the Bowline and Lovett generating plants in New York are the petitioners in various proceedings (“Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments for tax years 1995 through 2006. Mirant Bowline succeeded to rights held by Orange & Rockland for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2006. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion.

Collectively, Mirant Bowline and Mirant Lovett have not paid approximately $58 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003, and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004, and January 30, 2005, approximately $59 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, and January 30, 2006, and $40 million assessed by local taxing authorities on the generating facilities for 2006 that fell due on September 30, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005, September 30, 2005, January 30, 2006, and September 30, 2006, could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. On August 11, 2006, and August 28, 2006, the New York state court issued decisions addressing Mirant Bowline’s challenges to the assessed values of the Bowline facility for the years 1995 to 2003 and Mirant Lovett’s challenges to the assessed values of the Lovett facility for the years 2000 to 2003. Except for 1996, where it found that Mirant Bowline had failed to perfect its challenge to the assessed value of the Bowline facility, the New York state court concluded that the value of the Bowline facility and the Lovett facility in each year was substantially less than the assessed value set by the taxing authorities. The Company estimates that the decisions rendered by the New York state court with respect to the tax challenges asserted by Mirant Bowline and Mirant Lovett will result in refunds that with interest will cover the majority of the unpaid taxes for the Bowline and Lovett facilities, taking into account the reduction in those unpaid taxes that would occur under the decisions. Mirant Bowline and Mirant Lovett have appealed the decisions of the New York state court, and the relevant taxing authorities have cross-appealed.

On October 3, 2006, the County of Rockland, New York, filed a motion with the Bankruptcy Court asking it to compel Mirant Bowline and Mirant Lovett to pay the real property taxes owed for 2003 through 2006 based upon the values of the Bowline and Lovett facilities for 2003 determined by the New York state court. The County of Rockland asserts that the New York state court’s determination of the value of those facilities for 2003 should also fix their assessed values for the subsequent three years under section 727 of New York Real Property Tax Law. The County asserts that the unpaid taxes total $111 million, with penalties and interest. On October 5, 2006, Mirant, Mirant New York, Mirant Bowline and Mirant Lovett filed a complaint with the Bankruptcy Court requesting that it determine the real property taxes owed by Mirant Bowline and Mirant Lovett for 2004 through 2006, that any refunds owed to Mirant Bowline and Mirant Lovett should be treated as payments of or set off against the unpaid taxes, and that the penalties and interest potentially owed on the unpaid taxes should be reduced or eliminated. The Mirant plaintiffs argue that the pending appeals of the rulings entered by the New York state court and exceptions set out in section 727 of New York Real Property Tax Law cause the rulings by the New York state court not to be determinative of the values of the plants for any year after 2003.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam from water flow through a hole in the penstock. The dam is currently stabilized, and Mirant NY-Gen is performing additional remediation repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated cost to remediate the dam at Swinging Bridge is approximately $23 million of which approximately $17 million had been incurred through September 30, 2006. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

California Settlement.   The California Settlement described above in California and Western Power Markets—FERC Refund Proceedings included a provision that either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration of $70 million (the “CC8 Alternative Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta, LLC (“Mirant Delta”) that resulted in a distribution to PG&E of cash and Mirant common stock with a value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provides that if the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta. The transfer is expected to be completed before the end of 2006. In the period that the CC8 Assets are transferred to PG&E and the $70 million escrow account is paid to Mirant Delta, the Company expects to recognize a gain for the amount by which the escrow account exceeds the carrying amount of the CC8 Assets. The estimated amount of that gain is approximately $24 million and will be included in other income in the Company’s consolidated statements of operations.

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a competitive energy company that produces and sells electricity in the United States. We are an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”), which emerged from Chapter 11 on January 3, 2006. Our operations consist of power generation facilities and our energy trading and marketing operations. During the third quarter of 2006, Mirant commenced auction processes to sell our Mirant Zeeland, LLC (“Zeeland”) (837 megawatts (“MW”) and Mirant Texas, LP (“Bosque”) (536 MW) natural gas-fired intermediate and peaking plants. These sales are expected to close by mid-2007. Our continuing business is approximately 10,700 MW located in highly concentrated markets that are characterized by low and declining reserve margins.

The sale of our Zeeland and Bosque plants is subject to the terms of the Mirant North America, LLC (“Mirant North America”) indebtedness, including provision with respect to the mandatory prepayment and/or reinvestment of the sale proceeds and the requirement to secure a credit rating affirmation.

During the third quarter of 2006, Mirant repurchased 43 million shares of its common stock for an aggregate purchase price of approximately $1.23 billion. To pay for the shares tendered in the offer and related expenses, Mirant utilized approximately $315 million of cash on hand at Mirant Corporation and approximately $915 million of distributions or repayments from its subsidiaries, including approximately $175 million and $740 million distributed or repaid from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively.

Our gross margin for the three and nine months ended September 30, 2006, was $621 million and $1.635 billion, respectively. These amounts included significant unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005 levels. Our realized gross margin for the three and nine months ended September 30, 2006, was $405 million and $1.042 billion respectively, compared to $369 million and $714 million, respectively, for the same periods in 2005.

Prior to 2006, we hedged a substantial portion of our Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) baseload coal-fired generation and our New England intermediate oil-fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the nine months ended September 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the nine months ended September 30, 2006, than in the same period of 2005, due primarily to lower generation from our oil-fired units as a result of lower power prices combined with sharply higher oil prices in 2006.

In January 2006, Mirant Mid-Atlantic entered into financial swap transactions with a counterparty pursuant to which Mirant Mid-Atlantic economically hedged approximately 80%, 50% and 50% of its expected on-peak coal-fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Cash flows from operations provided $249 million of cash for the nine months ended September 30, 2006, which was comprised of cash provided by continuing operations of $222 million and cash provided by discontinued operations of $27 million. Included in cash provided from continuing operations was $744 million paid for bankruptcy claims and interest on bankruptcy claims. Our cash flows from financing activities reflect our exit financing as part of our bankruptcy emergence and the first quarter payment of approximately $990 million of bankruptcy claims related to outstanding indebtedness.

Results of Operations

Our continuing operations consist primarily of power generation (approximately 10,700 MW of generating capacity) and energy trading and marketing activities managed as a combined business. In the third quarter of 2006, Mirant announced the planned sales of our Zeeland and Bosque natural gas-fired plants. The results of operations related to the planned dispositions have been reclassified to discontinued operations in the unaudited condensed consolidated and combined statements of operations for each period.

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross margin
Affiliate	$(32)	$(11)	$(21)	$(54)	$(20)	$(34)
Nonaffiliate	653	(91)	744	1,689	327	1,362
Total gross margin	621	(102)	723	1,635	307	1,328
Operating expenses:
Operations and maintenance
Affiliate	72	68	4	210	213	(3)
Nonaffiliate	65	67	(2)	213	201	12
Depreciation and amortization	32	28	4	91	85	6
Generation facilities rent	24	24	—	72	75	(3)
Loss (gain) on sales of assets, net	(2)	2	(4)	(8)	1	(9)
Impairment loss	120	—	120	120	—	120
Total operating expenses	311	189	122	698	575	123
Operating income	310	(291)	601	937	(268)	1,205
Other expense (income), net
Affiliate	—	7	(7)	(1)	13	(14)
Nonaffiliate	46	617	(571)	171	616	(445)
Reorganization items, net	(1)	46	(47)	(2)	53	(55)
Provision (benefit) for income taxes	1	5	(4)	3	10	(7)
Income (Loss) from Continuing Operations	264	(966)	1,230	766	(960)	1,726
Income (Loss) from Discontinued Operations	(59)	9	(68)	(57)	4	(61)
Net Income (Loss)	$205	$(957)	$1,162	$709	$(956)	$1,665

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Hillburn, Shoemaker, Grahamsville, Martha’s Vineyard, Swinging Bridge, Rio, Mongaup, and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other includes proprietary trading and the elimination of intercompany transactions between Mirant Americas Generation subsidiaries.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Decrease	2006	2005	Decrease
Mid-Atlantic	44%	51%	(7)%	36%	40%	(4)%
Northeast	22%	40%	(18)%	18%	34%	(16)%
California	8%	13%	(5)%	6%	7%	(1)%

The following table summarizes power generation volumes by region for the three and nine months ended September 30, 2006 and 2005 (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Decrease	2006	2005	Decrease
Mid-Atlantic	5,066	5,922	(856)	12,385	13,964	(1,579)
Northeast	1,476	2,713	(1,237)	3,640	6,843	(3,203)
California	414	671	(257)	943	1,147	(204)
Total	6,956	9,306	(2,350)	16,968	21,954	(4,986)

Gross Margin

The following tables detail gross margin by realized and unrealized margin for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$267	$186	$453	$215	$(273)	$(58)
Northeast	77	8	85	82	(194)	(112)
California	40	1	41	30	(3)	27
Other	21	21	42	42	(1)	41
Total	$405	$216	$621	$369	$(471)	$(102)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$597	$511	$1,108	$457	$(263)	$194
Northeast	292	41	333	189	(181)	8
California	93	2	95	79	(2)	77
Other	60	39	99	(11)	39	28
Total	$1,042	$593	$1,635	$714	$(407)	$307

Three Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased by $723 million for the three months ended September 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Three Months Ended September 30, 2006
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$239	$45	$12	$21	$317
Contracted and capacity(2)	12	14	30	—	56
Incremental realized value of hedges(3)	16	18	(2)	—	32
Unrealized gains (losses)(4)	186	8	1	21	216
Total	$453	$85	$41	$42	$621

	Three Months Ended September 30, 2005
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$368	$96	$(1)	$50	$513
Contracted and capacity(2)	21	11	30	(8)	54
Incremental realized value of hedges(3)	(174)	(25)	1	—	(198)
Unrealized gains (losses)(4)	(273)	(194)	(3)	(1)	(471)
Total	$(58)	$(112)	$27	$41	$(102)

	Three Months Ended September 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$(129)	$(51)	$13	$(29)	$(196)
Contracted and capacity(2)	(9)	3	—	8	2
Incremental realized value of hedges(3)	190	43	(3)	—	230
Unrealized gains (losses)(4)	459	202	4	22	687
Total	$511	$197	$14	$1	$723

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

Mid-Atlantic operations gross margin increased by $511 million primarily due to the following:

•       an increase of $459 million related to hedging activities as a result of $186 million of unrealized gains for the three months ended September 30, 2006, compared to unrealized losses of $273 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the settlement of power contracts for which unrealized gains had previously been recorded. Unrealized losses for the third quarter of 2005 were primarily due to increases in power prices as a result of increased gas prices;

•       an increase of $190 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $129 million in energy primarily related to lower power prices and lower generation volumes. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units’ volumes decreased slightly and our 14% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A sharp decrease in power prices combined with average oil prices that were somewhat higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Northeast operations gross margin increased by $197 million primarily due to the following:

•       an increase of $202 million related to hedging activities as a result of $8 million of unrealized gains for the three months ended September 30, 2006, as compared to unrealized losses of $194 million for the same period in 2005. Unrealized losses for the third quarter of 2005 were primarily due to increases in power prices as a result of increased gas prices;

•       an increase of $43 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher prices than market prices for the period, partially offset by less favorable results from the settlement of fuel contracts compared to the prior period; and

•       a decrease of $51 million in energy, primarily related to lower generation volumes. Our 46% decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A sharp decrease in power prices combined with average oil prices that were slightly higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

California operations gross margin increased by $14 million in energy primarily due to several days of extreme heat in July 2006, which allowed us to earn incremental gross margin on units that were under a tolling agreement for the same period in 2005.

Other gross margin increased by $1 million primarily due to the following:

•       a decrease of $29 million in energy primarily due to a decrease of $12 million in realized margin from our proprietary trading activities and a $19 million lower of cost or market adjustment on our oil inventory during the quarter due to a decline in oil prices;

•       an increase of $8 million in contracted and capacity due to realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase, LLC (“Mirant Power Purchase”); and

•       an increase of $22 million related to unrealized gains on our proprietary trading activities. For the three months ended September 30, 2006, we had unrealized gains of $21 million. For the same period in 2005, we had unrealized gains related to the Back-to-Back Agreement of $63 million and unrealized losses of $64 million from our proprietary trading activities.

Operating Expense, net

Our operating expenses increased by $122 million for the three months ended September 30, 2006, compared to the same period in 2005 primarily due to the $120 million write-down of the Bowline unit 3 suspended construction project. See Note C for further discussion of this impairment loss.

Other Expense, net

Our other expense, net decreased by $578 million for the three months ended September 30, 2006, compared to the same period in 2005 primarily due to the following:

•       interest expense decreased by $559 million primarily due to the inclusion of $620 million of interest on liabilities subject to compromise in 2005; and

•       other, net includes a gain on sale of investments of $13 million in 2006 related to the sale of a portion of our investment in InterContinental Exchange, Inc. We sold our remaining investment in InterContinental Exchange, Inc. in October 2006 for approximately $41 million and will recognize a gain of approximately $40 million in the fourth quarter of 2006.

Reorganization Items, net

Reorganization items, net of $46 million for the three months ended September 30, 2005, represented amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Discontinued Operations

During the third quarter of 2006, Mirant commenced auction processes to sell our Zeeland and Bosque intermediate and peaking natural gas-fired plants. Accordingly, the results of operations related to the planned sales were reclassified to income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.

For the three months ended September 30, 2006, we reported a loss from discontinued operations of $59 million, which includes the reclassification of the results of operations related to the planned dispositions. Included in the loss from discontinued operations was an impairment loss of $71 million to write-down the Zeeland natural gas-fired asset to estimated fair value.

For the three months ended September 30, 2005, we reported income from discontinued operations of $9 million, which includes the reclassification of the results of operations related to the planned dispositions.

See Note B for additional information related to planned dispositions and discontinued operations.

Nine Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased $1.328 billion for the nine months ended September 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Nine Months Ended September 30, 2006
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$457	$151	$13	$60	$681
Contracted and capacity(2)	31	32	82	—	145
Incremental realized value of hedges(3)	109	109	(2)	—	216
Unrealized gains (losses)(4)	511	41	2	39	593
Total	$1,108	$333	$95	$99	$1,635

	Nine Months Ended September 30, 2005
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$636	$177	$(1)	$45	$857
Contracted and capacity(2)	49	28	79	(56)	100
Incremental realized value of hedges(3)	(228)	(16)	1	—	(243)
Unrealized gains (losses)(4)	(263)	(181)	(2)	39	(407)
Total	$194	$8	$77	$28	$307

	Nine Months Ended September 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	California	Other	Total
Energy(1)	$(179)	$(26)	$14	$15	$(176)
Contracted and capacity(2)	(18)	4	3	56	45
Incremental realized value of hedges(3)	337	125	(3)	—	459
Unrealized gains (losses)(4)	774	222	4	—	1,000
Total	$914	$325	$18	$71	$1,328

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

Mid-Atlantic operations gross margin increased by $914 million primarily due to the following:

•       an increase of $774 million related to hedging activities as a result of $511 million of unrealized gains for the nine months ended September 30, 2006, compared to unrealized losses of $263 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period and the settlement of power contracts in 2006 for which unrealized losses had been recognized in prior periods. In the nine months ended September 30, 2005, increases in power prices as a result of increased gas prices were the primary driver for the unrealized losses for that period, partially offset by the settlement of power contracts for which unrealized losses had previously been recognized and an increase in the value of fuel hedges due to higher fuel prices;

•       an increase of $337 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $179 million in energy primarily related to lower power prices and lower generation volumes as well as increased expenses for sulfur dioxide (“SO2”) emissions allowances. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units’ volumes were relatively unchanged and our 11% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A slight decrease in power prices combined with average oil prices that were sharply higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Northeast operations gross margin increased by $325 million primarily due to the following:

•       an increase of $222 million related to hedging activities as a result of $41 million of unrealized gains for the nine months ended September 30, 2006, as compared to unrealized losses of $181 million for the same period in 2005. Unrealized losses for 2005 were primarily due to increases in power prices as a result of increased gas prices, partially offset by an increase in the value of fuel hedges due to higher fuel prices;

•       an increase of $125 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices for the period, compared to the settlement of power contracts at lower than market prices in 2005, partially offset by less favorable results on fuel hedges; and

•       a decrease of $26 million in energy primarily related to lower generation volumes. Our 47% decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A 12% decrease in power prices combined with average oil prices that were 21% higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period. This decrease was partially offset by a $38 million increase in intercompany sales of emissions allowances.

California operations gross margin increased by $18 million primarily due to several days of extreme heat in July 2006, which allowed us to earn incremental gross margin on units that were under a tolling agreement for the same period in 2005.

Other gross margin increased $71 million and includes the following:

•       an increase of $15 million in energy primarily consisting of 1) an increase of $27 million in realized margin from our proprietary trading activities, which includes a $19 million lower of cost or market adjustment on our oil inventory during the third quarter due to a decline in oil prices and 2) a decrease of $13 million due to the elimination of intercompany emissions allowances transactions;

•       an increase of $56 million in contracted and capacity due to realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase; and

•       unrealized gains for our proprietary trading activities for the nine months ended Septmber 30, 2006, were $39 million. For the same period in 2005, we had unrealized gains of $101 million related to the Back-to-Back Agreement and unrealized losses from our proprietary trading of $64 million.

Operating Expense, net

Our operating expenses increased by $123 million for the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to the $120 million impairment loss on the Bowline unit 3 suspended construction project. See Note C for further discussion regarding impairment losses.

Other Expense, net

Our other expense, net decreased by $459 million for the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to the following:

•       interest expense decreased by $424 million primarily due to the inclusion of $667 million of interest on liabilities subject to compromise in 2005; and

•       other net includes a gain on sale of investments of $15 million related to the sale of a portion of our investment in InterContinental Exchange, Inc. We sold our remaining investment in InterContinental Exchange, Inc. in October 2006 and will recognize a gain of approximately $40 million during the fourth quarter of 2006.

Reorganization Items, net

Reorganization items, net of $53 million for the nine months ended September 30, 2005, represented amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Discontinued Operations

During the third quarter of 2006, Mirant commenced auction processes to sell our Zeeland and Bosque intermediate and peaking natural gas-fired plants. Accordingly, the results of operations related to the planned sales were reclassified to income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.

For the nine months ended September 30, 2006, we reported a loss from discontinued operations of $57 million, which includes the reclassification of the results of operations related to the planned dispositions. Included in the loss from discontinued operations is an impairment loss of $71 million to write-down the Zeeland natural gas-fired asset to estimated fair value.

For the nine months ended September 30, 2005, we reported income from discontinued operations of $4 million, which includes the reclassification of the results of operations related to the planned dispositions.

See Note B for additional information related to planned dispositions and discontinued operations.

Financial Condition

Senior Notes and Senior Secured Credit Facilities

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013 (the “Old Notes”). These notes were issued in a private placement and were not registered with the Securities and Exchange Commission. The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On August 4, 2006, Mirant North America completed an exchange offer for the Old Notes, whereby $849.965 million of senior notes registered under the Securities Act (the “New Notes”) were exchanged for an equal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of September 30, 2006, there were approximately $185 million of letters of credit outstanding and $800 million available under the senior secured revolving credit facility.

Debtor-in-Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Inc. (“Mirant New York”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant Lovett, LLC (“Mirant Lovett”) and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The financing under the Primary New York DIP Agreement can be utilized through borrowings by the New York DIP Borrowers, the issuance of letters of credit for the account of any of the New York DIP Borrowers or in support of commercial transactions entered into by Mirant Energy Trading for the benefit of the New York DIP Borrowers, the posting of cash in respect of obligations incurred for the benefit of any of the New York DIP Borrowers, including the making of prepayments for fuel and other commodities for the benefit of any of the New York DIP Borrowers. Under the Primary New York DIP Agreement, the amount which represents the excess on the effective date of the Plan of (x) credit support posted for the benefit of the New York DIP Borrowers by the lenders in respect of transactions entered into on their behalf over (y) the amount of cash collateral posted by the New York DIP Borrowers to the lenders is deemed to be a loan made to the New York DIP Borrowers on such date. The New York DIP Borrowers have posted $24 million cash collateral with Mirant Energy Trading in accordance with the September 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers. The financing under the Primary New York DIP Agreement has a stated maturity of 180 days, subject to renewal or extension, and is available until the earlier of (x) the expiration of such period or (y) with respect to each of the New York DIP Borrowers, the effective date of a confirmed Plan of Reorganization (the “Plan”) for such New York DIP Borrower in its Chapter 11 case. The loan was extended for an additional 180 days in July 2006. Subject to the authorization of the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), the obligations of the New York DIP Borrowers under the Primary New York DIP Agreement, pursuant to Section 364(c) of the Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended, the “Bankruptcy Code”), (i) constitute a claim having priority over any or all administrative expenses of the kind specified in sections 503(b) or 507(b) of Bankruptcy Code, (ii) are secured by a lien on property of the estates of the New York DIP Borrowers that is not otherwise subject to a lien and (iii) are secured by a junior lien on property of the estates of the New York DIP Borrowers that is subject to a lien. The financing bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Primary New York DIP Agreement contains certain events of default, and the ability of the New York DIP Borrowers to borrow thereunder is subject to certain conditions precedent. In addition, the Primary New York DIP Agreement contains covenants that, among other things, restrict the ability of the New York DIP Borrowers to engage in mergers, acquisitions and asset sales, to make investments and to incur indebtedness.

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

Use of Proceeds from Planned Dispositions

During the third quarter of 2006, Mirant commenced auction processes to sell our Zeeland (837 MW) and Bosque (536 MW) intermediate and peaking natural gas-fired plants.

The sale of the Zeeland and Bosque units is subject to the terms of the Mirant North America indebtedness, including a provision with respect to the mandatory prepayment and/or reinvestment of the sale proceeds and the requirement to secure a credit rating affirmation.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $634 million for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the following:

•       an increase in realized gross margin of $328 million for the nine months ended September 30, 2006, compared to the same period in 2005. See Results of Operations for additional discussion of our improved performance in 2006 compared to the same period in 2005;

•       a change in collateral levels of $1.226 billion in the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in collateral requirements is due to the settlement of energy contracts combined with energy price declines in the nine months ended September 30, 2006, as compared to the same period in 2005. For the nine months ended September 30, 2006, $529 million of cash collateral from brokers and counterparties has been returned to us. Significant increases in energy prices in the third quarter of 2005 and the resulting large unrealized losses on our forward power sales contracts required us to post additional collateral of $697 million during the nine months ended September 30, 2005; and

•       an increase in bankruptcy related claims and expenses of $718 million. In 2006 we paid bankruptcy claims and professional fees of $765 million. Our remaining claims payable and estimated claims accrual is $97 million at September 30, 2006. We paid $47 million in the nine months ended

September 30, 2005 related to professional fees and other expenses associated with the bankruptcy proceedings.

Investing Activities.   Net cash used in investing activities from continuing operations was $60 million for the nine months ended September 30, 2006, compared to $65 million in 2005. The difference was primarily due to the following:

•       an increase of $14 million in capital expenditures for 2006 compared to 2005;

•       a decrease in the repayment of notes receivable from affiliate of $10 million compared to the same period in 2005; and

•       an increase in the proceeds from the sales of assets and investments of $29 million. In 2006, we received $6 million from the sale of the Mirant Service Center, and $16 million from the sale of a portion of our investment in InterContinental Exchange, Inc. In 2005, we received $4 million from the sale of the Bowline gas turbines.

Financing Activities.   Net cash provided by financing activities from continuing operations was $90 million for the nine months ended September 30, 2006, compared to $88 million for the same period in 2005. This difference was primarily due to the following:

•       an increase in proceeds from the issuance of long-term debt of $2.015 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, and $465 million drawn on the Mirant North America senior secured revolving credit facility.

•       in 2005, proceeds from the issuance of debt-affiliate of $90 million represented advances under the intercompany cash management program;

•       an increase in repayments of long-term debt comprised of the repayment of $465 million on the Mirant North America senior secured revolving credit facility and approximately $990 million of principal payments for debt settled under the Plan; and

•       the payment by Mirant North America of $250 million to Mirant Americas, Inc. (“Mirant Americas”) under the Plan, and the distribution of $148 million to Mirant Americas as member.

Discontinued Operations

Cash provided by operating activities from discontinued operations increased $17 million for the nine months ended September 30, 2006, compared to the same period in 2005. Net cash used in investing activities from discontinued operations increased $1 million compared to the same period in 2005. There was no financing activity related to discontinued operations.

Total Cash, Cash Equivalents and Credit Facility Availability

At September 30, 2006, we have total cash, cash equivalents, and credit facility availability of approximately $1.4 billion. The table below sets forth total cash, cash equivalents and availability of our credit facilities and our subsidiaries at September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Continuing operations
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$129
Mirant Mid-Atlantic	130	276
Mirant North America	550	19
Total cash and cash equivalents	699	424
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	115	1
Total available cash and cash equivalents	584	423
Available under credit facilities	815	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$1,399	$672

Tender Offer.   During the third quarter of 2006, Mirant repurchased 43 million shares of its common stock for approximately $1.23 billion. Mirant paid for the shares tendered in the offer and related expenses with approximately $315 million of cash on hand at Mirant Corporation and approximately $915 million of distributions from subsidiaries, including approximately $175 million and $740 million distributed or repaid from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At September 30, 2006, our outstanding issued letters of credit totaled $185 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$90	$619
Cash collateral posted—debt service and rent reserves	—	56
Cash collateral posted—other operating activities	10	10
Letters of credit—energy trading and marketing	89	51
Letters of credit—debt service and rent reserves	75	—
Letters of credit—other operating activities	16	—
Total	280	736
Discontinued operations:
Assets held for sale—letters of credit	5	5
Total	$285	$741

(1)          The amount includes approximately $47 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of September 30, 2006.

On July 13, 2006, Moody’s Investors Service reduced Mirant’s corporate credit rating to “B2” and the debt ratings of our subsidiaries debt ratings were also lowered. Standard and Poor’s also announced that they had placed Mirant’s corporate credit rating and the debt ratings of our subsidiaries on credit watch.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

In the third quarter of 2006 Mirant commenced auction processes to sell our Zeeland and Bosque natural gas-fired plants. As a result, the debt, off-balance sheet arrangements and contractual obligations of these entities are disclosed as discontinued operations in the notes to the unaudited condensed consolidated and combined financial statements.

Debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2006, are as follows (in millions):

	Total	2006	2007	2008	2009	2010	>5 years
Operating leases	$2,322	$46	$116	$124	$146	$144	$1,746
Long-term debt	5,813	68	347	263	263	264	4,608
Claims payable and estimated claims accrual	97	97	—	—	—	—	—
Purchase commitments:
Long-term service agreements	117	1	3	2	4	5	102
Fuel and transportation commitments	500	94	227	89	90	—	—
Other purchase commitments	168	168	—	—	—	—	—
Total excluding liabilities subject to compromise	9,017	474	693	478	503	413	6,456
Liabilities subject to compromise	34
Discontinued operations	149
Total debt obligations, off-balance sheet arrangements and contractual obligations	$9,200

Operating leases are off-balance sheet arrangements. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

Long-term debt includes the current portion of long-term debt and long-term debt on the condensed consolidated balance sheets. Long-term debt also includes estimated interest on debt based on a U.S. Dollar London InterBank Offered Rate (“LIBOR”) curve as of September 28, 2006.

Claims payable and estimated claims accrual primarily consists of allowed bankruptcy claims, estimated unresolved bankruptcy claims that are to be settled in cash and professional fees associated with the bankruptcy proceedings.

Long-term service agreements represent our total estimated commitments under our long-term service agreements associated with turbines installed or in storage.

Fuel and transportation commitments primarily relate to long-term coal agreements and other fuel purchase and transportation agreements. The fair value of certain contracts is included in price risk management assets or price risk management liabilities on our condensed consolidated balance sheets.

Other purchase commitments represent the open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities.

Liabilities subject to compromise on the consolidated balance sheets at September 30, 2006, relate only to our New York subsidiaries that remain in bankruptcy.

Discontinued operations include the debt and obligations related to our Zeeland and Bosque natural gas-fired assets.

Other Developments

Reliability Pricing Model

On August 31, 2005, Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) filed its Reliability Pricing Model (“RPM”) with the Federal Energy Regulatory Commission (the “FERC”) to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, the FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but the FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the settlement judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and would work to develop a more detailed settlement agreement to be filed by September 27, 2006. On September 29, 2006, a comprehensive settlement package was filed with the FERC that would replace both PJM’s RPM filing and existing capacity market. The settlement provides for a three-year forward capacity auction using a modified demand curve from the RPM filing and locational deliverability zones that will be phased in over several years. Parties to the settlement requested that the FERC approve the settlement without modification by December 22, 2006, so that it may go into effect by June 1, 2007. It is impossible to predict whether the FERC will approve the settlement without conditions or modifications. However, if the FERC approves the settlement in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act. On August 3, 2006, we announced a plan to comply with the requirements of the Maryland Healthy Air Act by reducing SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point generating station located in Prince George’s County, Dickerson generating station located in Montgomery County, and Morgantown generating station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce nitrogen oxide (“NOx”) emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion from 2006 through 2009. We expect that cash flows from operations will be sufficient to fund these capital expenditures.

Regional Greenhouse Gas Initiative and State CO2 Regulation.   Concern over climate change, deemed by many to be induced by rising levels of greenhouse gases in the atmosphere, continues to result in significant legislative and regulatory efforts to limit greenhouse gas emissions.

On August 16, 2006, a model rule was finalized and seven states in the Northeast will move forward with the implementation of a cooperative known as the Regional Greenhouse Gas Initiative. This is a multi-state regional initiative that uses a regional cap and trade program to reduce carbon dioxide (“CO2”) emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This will be followed by a 10% reduction in emissions by 2019. At this time, our assets in New York and potentially Maryland will be impacted, and we are evaluating our options to comply with the requirements of the rule.

In addition, California and Massachusetts have enacted limitations on CO2 emissions from power plants which impact our gas-fired plants in California and our Canal facility in Massachusetts, respectively. We expect that we will be able to comply with these restrictions either by reducing our emissions or purchasing emissions credits, but if we are unable to comply, we will be forced to curtail our operations at these facilities.

See Note B for other developments related to the planned dispositions.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated and combined results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated and combined results of operations or financial condition.

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

The accrual model has historically been used to account for our generation revenue from the sale of energy and to account for distribution revenue from the sale and distribution of energy. We recognize revenue when earned and collection is probable as a result of electric power delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of megawatt hours (“MWh”) delivered, at the relevant day-ahead or real-time prices. We also recognize affiliate and nonaffiliate revenue when ancillary services have been performed and collection of such revenue is probable.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

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

The fair value of price risk management assets and liabilities affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets is also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the LIBOR. In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

Effect if Different Assumptions Used.   The amounts recorded as revenues and cost of fuel, electricity and other revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note D to our unaudited condensed consolidated and combined financial statements for further information on financial instruments related to energy trading and marketing activities.

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

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk-free rate. We have identified certain retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

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

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including definite-lived intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

Property, Plant and Equipment and Definite-Lived Intangibles

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

On August 9, 2006, Mirant announced the planned sale of certain of its intermediate and peaking natural gas-fired plants including our Zeeland and Bosque which total 1,373 MW. The planned sales resulted in the reclassification of the long-lived assets related to these plants as held for sale at September 30, 2006. In determining our estimate of fair value, we utilized non-binding indicative bids as our basis for determining the impairment amount. Given the nature of the assets and the current marketplace, a best estimate of fair value was assigned to each individual asset within the portfolio of all the Mirant assets to be sold. Based on the fair value assigned to each asset, an impairment loss of $71 million was recorded in discontinued operations in our condensed consolidated financial statements of operations during the quarter to reduce the carrying value of our assets to their estimated fair value less costs to sell.

During the current period, our estimates of cash flows related to our impairment analysis of our Lovett and Bowline generation facilities required significant judgment related to the outcome of property tax disputes and future tax assessments for Lovett and Bowline. Our estimates also required prediction of the likelihood of various outcomes of unresolved matters related to environmental controls and a reasonable economic return for our Lovett generation facility. See Note C in the notes to our unaudited condensed consolidated and combined financial statements for further discussion of impairment losses.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. Due to the nature of the auction process for the assets held for sale, the ultimate sales price at the end of the auction could differ from our current estimates of fair value determined through discounted cash flows or non-binding indicative bids for those assets. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations. See Notes B and C for additional information on impairments recorded during the third quarter of 2006.

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

Additionally, we have contingent liabilities related to tax uncertainties arising in the ordinary course of business. We periodically assess our contingent liabilities in connection with these uncertainties based on the latest information available. For those uncertainties where it is probable that a loss has occurred and the loss or range of loss can be reasonably estimated, a liability is recognized in the financial statements. The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. See Note A to our consolidated financial statements for further information on FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”

In December 2005, pursuant to the Plan, Mirant rejected and thereby eliminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution, with the exception of income tax payables and receivables related to Mirant New York, Inc. which continues to remain in bankruptcy at September 30, 2006.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings,” and Note K to the unaudited condensed consolidated and combined financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and marketing activities and see Note D to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2006. Based upon this assessment, our management concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006 and June 30, 2006.

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

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

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

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

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

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”).

California and Western Power Markets

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the Federal Energy Regulatory Commission (the “FERC”) issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003, identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the California Independent System Operator (“CAISO”) and California Power Exchange (“Cal PX”) tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000, and June 20, 2001, that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to sales of ancillary services, which is discussed below. In a November 14, 2003, order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment, the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing, which the FERC denied on October 11, 2006.

Environmental Matters

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia Department of Environmental Quality (the “Virginia DEQ”) and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide(“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the Environmental Protection Agency (the “EPA”). The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant

Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington, D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations—Environmental Integrity Project, Chesapeake Climate Action Network, Patuxent Riverkeeper and Environment Maryland Research and Policy Center—notified Mirant and Mirant Mid-Atlantic that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, the Maryland Department of the Environment (the “MDE”) filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations and seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with lower sulfur content than previously allowed under its permits. Mirant Chalk Point agreed in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to some exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

City of Alexandria Zoning Action

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of certain special use permits (the “1989 SUPs”), on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

New York Tax Proceedings

The Company’s subsidiaries that own the Bowline and Lovett generating plants in New York are the petitioners in various proceedings (“Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments for tax years 1995 through 2006. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2006. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion.

Collectively, Mirant Bowline and Mirant Lovett have not paid approximately $58 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003, and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004, and January 30, 2005, approximately $59 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, and January 30, 2006, and $40 million assessed by local taxing authorities on the generating facilities for 2006 that fell due on September 30, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005, September 30, 2005, January 30, 2006, and September 30, 2006, could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. On August 11, 2006, and August 28, 2006, the New York state court issued decisions addressing Mirant Bowline’s challenges to the assessed values of the Bowline facility for the years 1995 to 2003 and Mirant Lovett’s challenges to the assessed values of the Lovett facility for the years 2000 to 2003. Except for 1996, where it found that Mirant Bowline had failed to perfect its challenge to the assessed value of the Bowline facility, the New York state court concluded that the value of the Bowline facility and the Lovett facility in each year was substantially less than the assessed value set by the taxing authorities. The Company estimates that the decisions rendered by the New York state court with respect to the tax challenges asserted by Mirant Bowline and Mirant Lovett will result in refunds that with interest will cover the majority of the unpaid taxes for the Bowline and Lovett facilities, taking into account the reduction in those unpaid taxes that would occur under the decisions. Mirant Bowline and Mirant Lovett have appealed the decisions of the New York state court, and the relevant taxing authorities have cross-appealed.

On October 3, 2006, the County of Rockland, New York, filed a motion with the Bankruptcy Court asking it to compel Mirant Bowline and Mirant Lovett to pay the real property taxes owed for 2003 through 2006 based upon the values of the Bowline and Lovett facilities for 2003 determined by the New York state court. The County of Rockland asserts that the New York state court’s determination of the value of those facilities for 2003 should also fix their assessed values for the subsequent three years under section 727 of New York Real Property Tax Law. The County asserts that the unpaid taxes total $111 million, with penalties and interest. On October 5, 2006, Mirant, Mirant New York, Mirant Bowline and Mirant Lovett filed a complaint with the Bankruptcy Court requesting that it determine the real property taxes owed by Mirant Bowline and Mirant Lovett for 2004 through 2006, that any refunds owed to Mirant Bowline and Mirant Lovett should be treated as payments of or set off against the unpaid taxes, and that the penalties and interest potentially owed on the unpaid taxes should be reduced or eliminated.

The Mirant plaintiffs argue that the pending appeals of the rulings entered by the New York state court and exceptions set out in section 727 of New York Real Property Tax Law cause the rulings by the New York state court not to be determinative of the values of the plants for any year after 2003.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006, and June 30, 2006.

Item 1A.                Risk Factors

There have been no material changes in risk factors since those reported in Mirant Americas Generation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits

(a)          Exhibits.

Exhibit Number		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005, as Exhibit 2.1)
3.1	*

Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001(designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.1)

3.2		Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006.
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2006.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)