Form 10-Q
period 2007-06-30
MIRANT AMERICAS GENERATION LLC
filed 2007-08-14
CIK 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

APSA—Asset Purchase and Sale Agreement dated June 7, 2000, between the Company and Pepco.

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

EOB—California Electricity Oversight Board.

EPA—Environmental Protection Agency.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Returned to Certain Contracts.

i

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FIN 39-1—FSP FIN No. 39-1, Modification to FASB Interpretation No. 39 (FIN 39).

FSP FIN 48-1—FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products.

Hudson Valley Gas—Hudson Valley Gas Corporation.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

LIBOR—London InterBank Offered Rate.

MAAC—Mid-Atlantic Area Council.

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

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

Mirant Services—Mirant Services, LLC.

Mirant Sugar Creek—Mirant Sugar Creek, LLC.

Mirant West Georgia—Mirant West Georgia, L.L.C.

Mirant Wichita Falls—Mirant Wichita Falls, LLC.

MW—Megawatt.

MWh—Megawatt hour.

ii

NAAQS—National ambient air quality standards.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOx—Nitrogen oxides.

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

RMR—Reliability-must-run.

RTO—Regional transmission organization.

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended.

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

•       changes in the rules used to calculate capacity and energy payments in the markets in which we operate;

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect our ability to access the cash flow of those subsidiaries to make debt service and other payments; and

•       the disposition of the pending litigation described in this Form 10-Q.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues—affiliate	$20	$27	$53	$30
Operating revenues—nonaffiliate	490	638	802	1,597
Total operating revenues	510	665	855	1,627
Cost of fuel, electricity and other products—affiliate	11	35	47	51
Cost of fuel, electricity and other products—nonaffiliate	216	263	493	567
Total cost of fuel, electricity and other products	227	298	540	618
Gross Margin	283	367	315	1,009
Operating Expenses:
Operations and maintenance—affiliate	64	69	129	138
Operations and maintenance—nonaffiliate	97	96	183	188
Depreciation and amortization	29	31	59	59
Impairment losses	175	—	175	—
Gain on sales of assets, net	(17)	(6)	(19)	(6)
Total operating expenses	348	190	527	379
Operating Income (Loss)	(65)	177	(212)	630
Other Expense (Income), net:
Interest expense—nonaffiliate	63	68	128	143
Interest income—affiliate	—	(1)	—	(1)
Interest income—nonaffiliate	(15)	(9)	(27)	(16)
Gain on sales of investments, net	—	(2)	—	(2)
Other, net	(1)	3	(1)	—
Total other expense, net	47	59	100	124
Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	(112)	118	(312)	506
Reorganization items, net	(1)	(1)	(2)	(1)
Provision for income taxes	—	2	—	2
Income (Loss) From Continuing Operations	(111)	117	(310)	505
Income (Loss) From Discontinued Operations	4	(2)	(2)	(1)
Net Income (Loss)	$(107)	$115	$(312)	$504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30,	At December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,097	$750
Funds on deposit	269	233
Receivables:
Affiliate	7	12
Nonaffiliate, less allowance for uncollectibles of $2 for 2007 and 2006	259	371
Price risk management assets—affiliate	2	3
Price risk management assets—nonaffiliate	289	728
Prepaid rent and other payments	111	131
Inventories	307	287
Assets held for sale	—	532
Total current assets	2,341	3,047
Property, Plant and Equipment, net	2,150	2,179
Noncurrent Assets:
Intangible assets, net	208	212
Price risk management assets—affiliate	—	1
Price risk management assets—nonaffiliate	45	104
Prepaid rent	237	218
Debt issuance costs, net	55	59
Other	9	17
Total noncurrent assets	554	611
Total assets	$5,045	$5,837
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$5	$13
Current portion of long-term debt	96	141
Claims payable and estimated claims accrual	2	5
Accounts payable and accrued liabilities	326	319
Payable to affiliate	30	48
Price risk management liabilities—affiliate	—	13
Price risk management liabilities—nonaffiliate	238	286
Accrued property taxes	—	75
Other	2	41
Total current liabilities	699	941
Noncurrent Liabilities:
Long-term debt	3,041	3,131
Price risk management liabilities—affiliate	—	4
Price risk management liabilities—nonaffiliate	93	39
Asset retirement obligations	43	40
Other	12	4
Total noncurrent liabilities	3,189	3,218
Liabilities Subject to Compromise	8	34
Commitments and Contingencies
Equity:
Member’s interest	1,493	1,983
Preferred stock in affiliate	(344)	(339)
Total equity	1,149	1,644
Total liabilities and equity	$5,045	$5,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

(in millions)

		Preferred
	Member’s	Stock in
	Interest	Affiliate
Balance, December 31, 2006	$1,983	$(339)
Net loss	(312)	—
Amortization of discount on preferred stock in affiliate	10	(10)
Redemption of preferred stock in affiliate	—	5
Distribution to member	(257)	—
Capital contribution pursuant to the Plan	2	—
Adoption of FIN 48	51	—
Effect of the Supplemental Plan	16	—
Balance, June 30, 2007	$1,493	$(344)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(312)	$504
Loss from discontinued operations	(2)	(1)
Income (loss) from continuing operations	(310)	505
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	64	64
Impairment losses	175	—
Gain on sales of assets and investments, net	(19)	(8)
Price risk management activities, net	489	(377)
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	1	5
Customer accounts receivable, net	112	249
Funds on deposit	(36)	261
Prepaid rent	(19)	(12)
Inventories	(20)	(99)
Other assets	20	28
Accounts payable and accrued liabilities	14	(216)
Settlement of claims payable	(18)	(744)
Payable to affiliate	(22)	15
Property taxes accrued	(23)	32
Other liabilities	(26)	48
Total adjustments	692	(754)
Net cash provided by (used in) operating activities of continuing operations	382	(249)
Net cash provided by (used in) operating activities of discontinued operations	(14)	8
Net cash provided by (used in) operating activities	368	(241)
Cash Flows from Investing Activities:
Capital expenditures	(176)	(60)
Proceeds from the sales of assets and investments, net	26	16
Property insurance proceeds	3	—
Net cash used in investing activities of continuing operations	(147)	(44)
Net cash provided by (used in) investing activities of discontinued operations	509	(3)
Net cash provided by (used in) investing activities	362	(47)
Cash Flows from Financing Activities:
Issuance (repayment) of debt-affiliate, net	7	(13)
Proceeds from issuance of long-term debt-nonaffiliate	—	2,015
Repayment of long-term debt-nonaffiliate	(136)	(470)
Settlement of debt under the Plan	—	(990)
Debt issuance costs	—	(51)
Payment to affiliate under the Plan	—	(250)
Distribution to member	(257)	—
Net cash provided by (used in) financing activities of continuing operations	(386)	241
Net Increase (Decrease) in Cash and Cash Equivalents	344	(47)
Cash and Cash Equivalents, beginning of period	750	424
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	3	—
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	3
Cash and Cash Equivalents, end of period	$1,097	$374
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$124	$111
Cash paid for claims and professional fees from bankruptcy	$20	$1,742
Financing Activity:
Effect of the Supplemental Plan—non-cash	$16	$—
Capital contribution pursuant to the Plan—non-cash	$2	$1
Redemption of preferred stock in affiliate—non-cash	$5	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.                Description of Business

Mirant Americas Generation, a Delaware limited liability company, is a national independent power producer and an indirect wholly-owned subsidiary of Mirant. Mirant Americas Generation’s continuing operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

In the third quarter of 2006, Mirant commenced auction processes to sell six of its U.S. natural gas-fired plants, including the Company’s Zeeland (903 MW) and Bosque (546 MW) natural gas-fired plants totaling 1,449 MW. On May 1, 2007, the Company completed the sale of these natural gas-fired plants. In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW), an indirect wholly-owned subsidiary. See Note C for additional information regarding the accounting for these assets as discontinued operations.

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

In accordance with SFAS No. 144, the results of operations of the Company’s assets to be disposed of have been reclassified to discontinued operations, and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. In addition, the accompanying unaudited condensed consolidated statements of cash flows present the cash flows from discontinued

operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, was revised to conform to this presentation.

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

On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in member’s interest of $51 million. See Note I for additional information on FIN 48.

On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company’s initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

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

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value.

SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at June 30, 2007, were not material. The Company has not yet determined the potential effect of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its statements of operations, financial position or cash flows.

On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt FSP FIN 39-1 on January 1, 2008. The Company has not yet determined the potential effect of FSP FIN 39-1 on its statements of financial position.

C.               Dispositions

Assets and Liabilities Held for Sale

Assets and liabilities held for sale include discontinued operations and other assets that the Company expects to dispose of in the subsequent year. In the third quarter of 2006, Mirant commenced auction processes to sell six of its U.S. natural gas-fired assets, including the Company’s Zeeland and Bosque plants.

On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired plants including the Company’s Zeeland and Bosque natural gas-fired plants, to Broadway Generating Company, LLC (formerly LS Power Acquisition Co. I), a member of the LS Power Group. The net proceeds to the Company from the sale after transaction costs were $524 million. In accordance with Mirant North America’s debt covenants, the proceeds from the sale of the plants are being reinvested in Mirant North America.

The Company completed the sale of Mirant NY-Gen to Alliance Energy Renewables, LLC on May 7, 2007, and recognized a gain of $8 million, which is recorded in discontinued operations.

At December 31, 2006, assets and liabilities held for sale consisted of the planned dispositions discussed above and the ancillary equipment included in the sale to the LS Power Group.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

At December 31, 2006
Current Assets	$27
Property, Plant and Equipment	505
Total Assets	$532
Current Liabilities	$14
Noncurrent Liabilities	15
Total Liabilities	$29

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or have met the required criteria for such classification at June 30, 2007.

For the three and six months ended June 30, 2007, income from discontinued operations includes the Zeeland and Bosque U.S. natural gas-fired plants and Mirant NY-Gen through their respective dates of sale.

A summary of the operating results for these discontinued operations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$3	$16	$10	$30
Operating expenses, net	(3)	17	10	30
Operating income (loss)	6	(1)	—	—
Other expense	2	1	2	1
Net income (loss)	$4	$(2)	$(2)	$(1)

D.              Impairments on Assets Held and Used

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

Background

The Mirant Lovett generation facility in New York has been in ongoing discussions with NYSDEC and the New York State Office of the Attorney General regarding environmental controls. Under the terms of a consent decree dated June 11, 2003 (the “2003 Consent Decree”), Mirant Lovett was required to install certain environmental controls on unit 5 of the Lovett facility, convert unit 5 to operate exclusively on natural gas, or discontinue operation of unit 5 by April 30, 2007. The 2003 Consent Decree also required that certain environmental controls be installed on unit 4 by April 30, 2008, or operation of unit 4 had to be discontinued.

On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operation of units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism for environmental controls agreeable to the State of New York was not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company’s request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations of units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and several other affected transmission and distribution utilities in New York.

On April 30, 2007 and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amendment to the 2003 Consent Decree. The second tolling agreement also required the temporary suspension of operation of unit 4. Mirant Lovett advised the New York Public Service Commission, the NYISO, Orange and Rockland and other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. Unit 4 discontinued operation as of May 7, 2007. In addition, unit 3 discontinued operation because it is uneconomic for the unit to continue to run. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline and Hudson Valley Gas also entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The amendment to the 2003 Consent Decree was approved by the United States District Court for the Southern District of New York on May 11, 2007.

In its impairment analysis of the Lovett generation facility in prior periods, the Company assumed multiple scenarios, including the operation of all units of the Lovett facility beyond April 2008. Entering into the amendment to the 2003 Consent Decree and the Tax Assessments Agreement prompted management to test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007.

Assumptions and Results

The Company’s assessment of Lovett under SFAS No. 144 in the current period involved developing two scenarios for the future expected operation of the Lovett facility. The first scenario considered was the shutdown of unit 5 by April 30, 2008, in accordance with the amendment to the 2003 Consent Decree. The Company also considered a second scenario that assumed operation of unit 5, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were assumed at the assessed levels specified in the Tax Assessments Agreement for those periods. Additionally, both scenarios included an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emission allowances for periods beyond the shutdown date. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS No. 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site.

As a result of this assessment, in the second quarter of 2007, the Company recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

E.               Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at June 30, 2007 and December 31, 2006, are as follows (in millions):

	At June 30, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$258	$35	$(183)	$(84)	$26
Natural Gas	7	—	(10)	(1)	(4)
Oil	24	10	(44)	(8)	(18)
Coal	4	—	(1)	—	3
Other, including credit reserves	(2)	—	—	—	(2)
Total	$291	$45	$(238)	$(93)	$5

	At December 31, 2006
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$619	$104	$(260)	$(12)	$451
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)
Total	$731	$105	$(299)	$(43)	$494

The following table represents the net price risk management assets and liabilities by tenor as of June 30, 2007 (in millions):

2007	$73
2008	(25)
2009	(24)
2010	(18)
Thereafter	(1)
Net assets (liabilities)	$5

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2007, was approximately 13 months. The net notional amount of the price risk management assets and liabilities at June 30, 2007, was a net short position of approximately 33 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2007 (in millions):

	Proprietary Trading and Fuel Oil Management	Asset Management	Total
Net fair value of portfolio at December 31, 2006	$106	$388	$494
Changes in fair value, net	(22)	(124)	(146)
Contracts settled during the period, net	(82)	(261)	(343)
Net fair value of portfolio at June 30, 2007	$2	$3	$5

F.                Debt

Long-term debt is as follows (in millions):

	At June 30,	At December 31,		Secured/
	2007	2006	Interest Rate	Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(4)
Mirant North America:
Term loan, due 2007 to 2013	558	693	LIBOR + 1.75%	Secured
Notes, due 2013	850	850	7.375%	Unsecured
Mirant Chalk Point capital lease, due 2007 to 2015	32	33	8.19%	—
Total	3,137	3,272
Less: current portion of long-term debt	(96)	(141)
Total long-term debt, excluding current portion	$3,041	$3,131

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of the Company, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of June 30, 2007, there were approximately $177 million of letters of credit outstanding under the senior secured term loan and $86 million of letters of credit outstanding under the senior secured revolving credit facility. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are without recourse to any other Mirant Americas Generation entities.

In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement. On March 20, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $86 million. This amount has been reclassified from long-term debt to current portion of long-term debt at June 30, 2007. The estimate of the principal prepayment was reduced in the second quarter of 2007 from $155 million at March 31, 2007, primarily due to changes in the estimated utilization of proceeds from the sale of the Zeeland and Bosque gas-fired plants for capital expenditures at Mirant North America.

G.              Financial Statements of Subsidiary in Bankruptcy

The Company’s New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities’ emergence from bankruptcy. For financial statement presentation purposes, the effects of the Supplemental Plan were recorded on March 31, 2007.

On January 31, 2007, Mirant New York entered into an agreement with Alliance Energy Renewables, LLC for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale price of $5 million was subject to adjustments for working capital and certain dam remediation efforts that were ongoing at the Swinging Bridge facility. The sale closed on May 7, 2007, and the Company recognized a gain of $8 million. Mirant NY-Gen emerged from bankruptcy under a plan of reorganization that incorporated the sale and was approved by the Bankruptcy Court on April 27, 2007.

At June 30, 2007, Mirant Lovett remained in bankruptcy. On July 13, 2007, Mirant Lovett filed a plan of reorganization with the U.S. Bankruptcy Court in Texas. Mirant Lovett is expected to emerge from bankruptcy in the fourth quarter of 2007. Mirant Americas is providing Mirant Lovett with a debtor-in-possession credit facility for working capital. At June 30, 2007, there were no amounts outstanding under this facility. For further discussion see “Chapter 11 Proceedings” in Note K.

Unaudited condensed financial statements of Mirant Lovett, which remained in bankruptcy at June 30, 2007, are set forth below:

Mirant Lovett
Unaudited Condensed Statements of Operations Data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues	$30	$41	$78	$102
Total cost of fuel, electricity and other products	17	28	39	68
Operating expenses(1)	193	25	210	47
Operating loss	(180)	(12)	(171)	(13)
Other income, net	(1)	—	—	—
Net loss	$(179)	$(12)	$(171)	$(13)

(1)          Includes an impairment loss of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

Mirant Lovett
Unaudited Condensed Balance Sheet Data

	At June 30,	At December 31,
	2007	2006
	(in millions)
Assets—affiliate	$44	$63
Assets—nonaffiliate	30	24
Property, plant and equipment, net(1)	9	187
Total assets	$83	$274
Liabilities not subject to compromise Liabilities—affiliate	$3	$3
Liabilities—nonaffiliate	15	36
Liabilities subject to compromise Liabilities—affiliate	23	22
Liabilities—nonaffiliate	2	2
Member’s equity	40	211
Total liabilities and member’s equity	$83	$274

(1)          Includes an impairment loss of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

Mirant Lovett
Unaudited Condensed Statements of Cash Flows Data

	For the Six Months Ended June 30,
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(9)	$2
Investing activities	19	(2)
Net increase in cash and cash equivalents	10	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$10	$—

H.              Related Party Arrangements and Transactions

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

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$4
Operations and maintenance expense—affiliate	39	39	77	76
Total	$41	$41	$81	$80

Services and Risk Management Agreements with Affiliates

For the three and six months ended June 30, 2007 and 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills, Mirant West Georgia and Mirant Wichita Falls. For the three and six months ended June 30, 2007, the Company recorded a reduction to operations and maintenance of approximately $0 and $1 million, respectively, compared to $2 million and $3 million, respectively, for the same periods in 2006, related to these agreements.

Mirant Wichita Falls was sold by Mirant in the second quarter of 2006. On May 1, 2007, Mirant completed the sale of Mirant Las Vegas, Mirant Sugar Creek, Shady Hills and Mirant West Georgia. Subsequent to the sale of these affiliates, the Company no longer recognizes a reduction to operations and maintenance associated with providing services to these affiliates.

The Company’s gross margin for future periods is not expected to be materially affected by the sale of these affiliates. However, because the Company has discontinued providing energy marketing and fuel procurement services to these entities, the Company expects its operating revenues-affiliate and cost of fuel, electricity and other products—affiliate to decrease or be eliminated subsequent to the sale of these affiliates. In addition, these decreases will result in corresponding decreases in cost of fuel, electricity and other products—nonaffiliate and operating revenues—nonaffiliate, respectively, in the consolidated statements of operations in future periods.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2007, the Company incurred approximately $25 million and $53 million, respectively, compared to $32 million and $65 million, respectively, for the same periods in 2006, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

The Company’s allocation of Mirant’s overhead costs is expected to increase as a result of the recent disposition of Mirant’s Philippine and Caribbean businesses and six U.S. natural gas-fired plants.

Notes Payable to Affiliate

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program whereby cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs. At June 30, 2007 and December 31, 2006, the Company had current notes payable to affiliate of $5 million and $13 million, respectively. For the three and six months ended June 30, 2007 and 2006, the Company incurred interest expense—affiliate of less than $1 million.

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

Mirant Letters of Credit

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

Preferred Stock in Mirant Americas

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the six months ended June 30, 2007, the Company recorded $6 million in preferred stock in affiliate and member’s interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2007, Mirant Americas was required to redeem $5 million in preferred stock held by Mirant Mid-Atlantic, which was completed on July 2, 2007.

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of the Company’s senior notes due in 2011. For the six months ended June 30, 2007, the Company recorded $4 million in preferred stock in affiliate and member’s interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the “Primary New York DIP Agreement”) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett and Hudson Valley Gas (collectively, the “New York DIP Borrowers”), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers, and the Primary New York DIP Agreements were terminated in conjunction with the Emerging New York Entities emergence from bankruptcy on April 16, 2007.

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

On April 18, 2007, a new DIP Agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. The financing has a stated maturity of 180 days and bears interest at a rate of LIBOR plus 4.25%. At June 30, 2007, there were no amounts outstanding under this loan. In addition, Mirant Lovett is required to post cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett’s behalf. At June 30, 2007, Mirant Lovett had posted approximately $6 million with Mirant Energy Trading in accordance with the June 15, 2007, collateral allocation performed in good faith by Mirant Energy Trading.

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

Several significant changes to the Company’s tax posture occurred as a result of the Plan, including the conversion of certain of the Company’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes, and certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result eliminates the Company’s recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of

December 31, 2005. In May 2007, Mirant New York, Inc. was converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, the Company recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations the Company recognized a decrease in accrued liabilities of approximately $51 million. The additional tax benefit resulted in an increase of the same amount to member’s interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s effective tax rate if it were to be recognized.

The amount and ultimate utilization of the Company’s remaining NOLs and pro forma NOLs will depend on several factors, including the Company’s future financial performance and certain tax elections. Specifically, the Company’s utilization of NOLs and pro forma NOLs arising prior to its emergence from bankruptcy will be affected by whether Mirant and the Company is subject to the default NOL treatment under Internal Revenue Code §382(l)(5) or the alternative tax treatment provided in §382(l)(6).

Previously, Mirant had determined that it was more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, Mirant has determined that it is now more likely than not to elect treatment under §382(l)(6) and, accordingly, expects to make the §382(l)(6) election in its 2006 annual tax return to be filed no later than September 17, 2007. Absent making this election, Mirant’s and the Company’s pre-emergence NOLs and pro forma NOLs would be subject to the default treatment under §382(l)(5). As a result, the Company’s deferred income taxes and pro forma deferred income taxes, including its pre-emergence NOLs and pro forma NOLs, are presented in accordance with the §382(l)(6) treatment. This change had no net effect on the consolidated balance sheets or consolidated statements of operations. Similarly, this change had no net effect on the Company’s pro forma deferred taxes or pro forma income tax because the increase in the pro forma deferred tax asset NOLs was equally offset by an increase in the related pro forma deferred tax asset valuation allowance.

Under §382(l)(6), the Company estimates that it will be subject to an annual limitation on the use of the pre-emergence NOLs and pro forma NOLs, disregarding the effect of net unrealized built-in gains. The pro forma NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with Mirant stock as required under §382(l)(5). The Company also anticipates that it will elect to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

Under §382(l)(5) treatment, the Company would have unlimited use of its pre-emergence NOLs and pro forma NOLs as long as there is not a change of ownership (broadly defined as 50 percent change of “five percent” shareholders) within two years of its emergence from bankruptcy. The §382(l)(5) default treatment would require the Company to reduce its pre-emergence pro forma NOLs by $175 million due to interest accrued on debt settled with Mirant stock for the three years prior to emergence. Mirant has requested guidance from the Internal Revenue Service concerning certain aspects of the default tax treatment under §382(l)(5), but has not yet received such guidance.

If the Company was to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be $7 million and $9 million, for the three and six months ended June 30, 2007, respectively, compared to $2 million for the same periods in 2006. The pro forma balance of the Company’s deferred income taxes would be zero as of June 30, 2007. The pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is $86 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s pro forma effective tax rate if it were recognized.

J.   Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. Other Operations includes proprietary trading and fuel oil management. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues—affiliate	$272	$168	$7	$78	$(505)	$20
Operating revenues—nonaffiliate	18	3	33	436	—	490
Total operating revenues	290	171	40	514	(505)	510
Cost of fuel, electricity and other products—affiliate	76	44	9	387	(505)	11
Cost of fuel, electricity and other products—nonaffiliate	31	57	—	131	(3)	216
Total cost of fuel, electricity and other products	107	101	9	518	(508)	227
Gross Margin	183	70	31	(4)	3	283
Operating Expenses:
Operations and maintenance—affiliate	33	18	9	4	—	64
Operations and maintenance—nonaffiliate	58	31	7	1	—	97
Depreciation and amortization	20	6	4	(1)	—	29
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(1)	(15)	(1)	—	—	(17)
Total operating expenses	110	215	19	4	—	348
Operating income (loss)	73	(145)	12	(8)	3	(65)
Total other expense (income), net	(2)	(4)	(2)	55	—	47
Income (loss) from continuing operations before reorganization items	75	(141)	14	(63)	3	(112)
Reorganization items, net	—	(1)	—	—	—	(1)
Income (loss) from continuing operations	$75	$(140)	$14	$(63)	$3	$(111)
Total assets of continuing operations at June 30, 2007	$3,415	$651	$196	$1,966	$(1,183)	$5,045

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2007:
Operating revenues—affiliate	$502	$316	$15	$425	$(1,205)	$53
Operating revenues—nonaffiliate	(155)	8	70	879	—	802
Total operating revenues	347	324	85	1,304	(1,205)	855
Cost of fuel, electricity and other products—affiliate	171	70	22	989	(1,205)	47
Cost of fuel, electricity and other products—nonaffiliate	66	143	—	293	(9)	493
Total cost of fuel, electricity and other products	237	213	22	1,282	(1,214)	540
Gross Margin	110	111	63	22	9	315
Operating Expenses:
Operations and maintenance—affiliate	66	36	18	9	—	129
Operations and maintenance—nonaffiliate	108	56	18	1	—	183
Depreciation and amortization	39	13	7	—	—	59
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(2)	(25)	(2)	—	10	(19)
Total operating expenses	211	255	41	10	10	527
Operating income (loss)	(101)	(144)	22	12	(1)	(212)
Total other expense (income), net	(3)	(6)	(5)	114	—	100
Income (loss) from continuing operations before reorganization items	(98)	(138)	27	(102)	(1)	(312)
Reorganization items, net	—	(2)	—	—	—	(2)
Income (loss) from continuing operations	$(98)	$(136)	$27	$(102)	$(1)	$(310)
Total assets of continuing operations at June 30, 2007	$3,415	$651	$196	$1,966	$(1,183)	$5,045

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2006:
Operating revenues—affiliate	$338	$170	$10	$184	$(675)	$27
Operating revenues—nonaffiliate	28	(1)	28	583	—	638
Total operating revenues	366	169	38	767	(675)	665
Cost of fuel, electricity and other products—affiliate	109	87	10	504	(675)	35
Cost of fuel, electricity and other products—nonaffiliate	19	26	—	235	(17)	263
Total cost of fuel, electricity and other products	128	113	10	739	(692)	298
Gross Margin	238	56	28	28	17	367
Operating Expenses:
Operations and maintenance— affiliate	35	20	9	5	—	69
Operations and maintenance—nonaffiliate	53	40	4	(1)	—	96
Depreciation and amortization	18	6	4	3	—	31
Gain on sales of assets, net	(5)	(10)	—	—	9	(6)
Total operating expenses	101	56	17	7	9	190
Operating income	137	—	11	21	8	177
Total other expense (income), net	(2)	(2)	(1)	64	—	59
Income (loss) from continuing operations before reorganization items and income taxes	139	2	12	(43)	8	118
Reorganization items, net	—	(1)	—	—	—	(1)
Provision for income taxes	—	—	—	2	—	2
Income (loss) from continuing operations	$139	$3	$12	$(45)	$8	$117
Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,029	$(1,755)	$5,305

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2006:
Operating revenues—affiliate	$890	$440	$19	$117	$(1,436)	$30
Operating revenues—nonaffiliate	55	1	63	1,478	—	1,597
Total operating revenues	945	441	82	1,595	(1,436)	1,627
Cost of fuel, electricity and other products—affiliate	221	170	27	1,069	(1,436)	51
Cost of fuel, electricity and other products—nonaffiliate	69	71	—	459	(32)	567
Total cost of fuel, electricity and other products	290	241	27	1,528	(1,468)	618
Gross Margin	655	200	55	67	32	1,009
Operating Expenses:
Operations and maintenance—affiliate	69	39	19	11	—	138
Operations and maintenance—nonaffiliate	104	73	11	—	—	188
Depreciation and amortization	36	11	7	5	—	59
Gain on sales of assets, net	(5)	(43)	—	—	42	(6)
Total operating expenses	204	80	37	16	42	379
Operating income	451	120	18	51	(10)	630
Total other expense (income), net	(3)	1	(1)	127	—	124
Income (loss) from continuing operations before reorganization items and income taxes	454	119	19	(76)	(10)	506
Reorganization items, net	—	(1)	—	—	—	(1)
Provision for income taxes	—	—	—	2	—	2
Income (loss) from continuing operations	$454	$120	$19	$(78)	$(10)	$505
Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,029	$(1,755)	$5,305

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Company and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of June 30, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant and various subsidiaries of Mirant, including subsidiaries of the Company, that became effective August 10, 2007, will result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Once that distribution to Pepco has been made, Mirant will make a supplemental distribution under the Plan to holders of allowed Mirant Debtor Class 3—Unsecured Claims (other than Allowed Subordinated Note Claims as defined in the Plan) of all but 1,023,000 shares of the shares that then remain reserved with respect to Mirant Debtor Class 3-Unsecured Claims.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and the Company would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

The only Mirant Debtor remaining in bankruptcy is Mirant Lovett. On July 13, 2007, Mirant Lovett filed the Chapter 11 Plan of Reorganization of Mirant Lovett (the “Mirant Lovett Plan”) with the Bankruptcy Court for its approval. If confirmed by the Bankruptcy Court, the proposed Mirant Lovett Plan will provide unsecured creditors of Mirant Lovett with the same treatment afforded holders of unsecured claims against the Company and its subsidiaries under the Plan. Such unsecured creditors of Mirant Lovett will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of the Company and its subsidiaries. Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA is the only significant one of those PPAs still in effect. It runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that included as parties Pepco and various of the Company’s subsidiaries, caused the Company’s subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the

APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement have been performed since January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

On May 30, 2006, Mirant and various of its subsidiaries, including subsidiaries of the Company (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). To become effective, the Settlement Agreement had to be approved by the Bankruptcy Court and that approval order had to become a final order. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, and on December 26, 2006, the United States District Court for the Northern District of Texas affirmed that order. Certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings appealed that ruling to the Fifth Circuit. On August 9, 2007, the Fifth Circuit entered an order dismissing the appeal at the request of the parties, and the Settlement Agreement became effective August 10, 2007.

The Settlement Agreement fully resolves the contract rejection motions that had remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties have released each other from all claims known as of May 30, 2006, including fraudulent transfer claims brought by Old Mirant against Pepco in July 2005. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement has been rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement has also been rejected.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. Mirant is to set the number of shares to be distributed to Pepco so as to produce upon liquidation total net proceeds as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference.

California and Western Power Markets

FERC Refund Proceedings Arising Out of California Energy Crisis.   High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the CAISO or the Cal PX from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and in which the FERC’s determination that no relief was warranted is on appeal to the Ninth Circuit, and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. Various parties have appealed FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties.

On January 14, 2005, Mirant and certain of its subsidiaries, including the Company (the “Mirant Settling Parties”), entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties, including Mirant Americas Energy Marketing, from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. The settlement did not relieve Mirant Americas Energy Marketing of liability for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Company’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding has appealed the FERC’s June 27, 2005, order to the Ninth Circuit.

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

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to trade publications that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation was based upon the same circumstances that were the subject of an investigation by the CFTC that was settled in December 2004, as described in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings— Other Governmental Proceedings —CFTC Inquiry. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. On July 11, 2007, Mirant and Mirant Energy Trading entered into a deferred prosecution agreement with the DOJ to resolve this matter. Pursuant to the agreement, Mirant paid $11 million, which amount was previously accrued. Absent a breach, the agreement will expire in fifteen months and no further action will be taken by the DOJ.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the plants by subsidiaries of the Company. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company’s subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland will be installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company’s subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

Mirant Potomac River Operations.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NOx, CO and PM10 for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions.

Computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the DOE to prevent the shutdown of the Potomac River facility. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which certain transmission lines serving the central Washington, D.C. area were out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. On January 4, 2006, the DOE issued an order authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes.

In a letter received December 30, 2005, the EPA asserted that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and therefore failed to comply with the requirements of the Virginia State Implementation Plan. On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specified certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits took into account whether certain 230kV transmission lines serving Washington, D.C. were out of service; (ii) required the operation of trona injection units to reduce SO2 emissions; and (iii) required Mirant Potomac River to undertake a model evaluation study to predict ambient air quality effects from the facility’s operations. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. The ACO expired on June 1, 2007, and the DOE’s order expired on July 1, 2007.

On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the “Permit”) for the Potomac River plant that would restrict the plant’s operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. The effects of the Permit were effectively stayed until the DOE order expired on July 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue in the fall of 2007.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company’s New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Although this administrative claim remains stayed, the bulk of the existing outstanding matters upon which the claim was based have been separately resolved with the NYSDEC.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. On June 22, 2007, the Virginia Supreme Court denied a petition for rehearing filed by the City.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considered Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement.

The Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties that became effective August 10, 2007, resolved all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco released all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco received in the Mirant bankruptcy proceeding.

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

Overview

Our continuing operations generate revenues primarily through the production of electricity. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

We are an indirect wholly-owned subsidiary of Mirant. On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired intermediate and peaking plants, including our Zeeland and Bosque facilities to Broadway Generating Company, LLC, a member of the LS Power Group. The net proceeds to the Company from the sale, after paying transaction costs were $524 million. In addition, on May 7, 2007, we completed the sale of Mirant NY-Gen to Alliance Energy Renewables, LLC and recognized a gain of $8 million.

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

Our Mid-Atlantic operations contributed 53% of our $413 million of realized gross margin for the three months ended June 30, 2007, and 58% of our $804 million of realized gross margin for the six months ended June 30, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market participate in the reliability pricing model (“RPM”) forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. The PJM RPM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008. In that auction, the resource clearing price in the Southwestern MAAC (the zone in which our plants are located) for delivery of capacity from June 1, 2007 to May 31, 2008, was set at $188.54 per MW-day. The PJM RPM held its second annual capacity auction in July 2007, for delivery of capacity from June 1, 2008 to May 31, 2009. In the second auction the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2008 to May 31, 2009, was set at $210.11 per MW-day. The auction for delivery of capacity from June 1, 2009 to May 31, 2010, will be held in October 2007. An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011, period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008 for delivery of capacity from June 1, 2011 to May 31, 2012.

On July 30, 2007, Mirant Mid-Atlantic and Mirant Chalk Point, both indirect subsidiaries of Mirant Americas Generation, entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at the Morgantown, Dickerson and Chalk Point generating stations. The target cost for installation of the scrubbers under the agreement is approximately $1.1 billion. These services are part of total capital expenditures of approximately $1.6 billion through 2009 that we anticipate to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

We reported a net loss of $107 million and $312 million for the three and six months ended June 30, 2007, respectively, compared to net income of $115 million and $504 million for the same periods in 2006.

Income (loss) from continuing operations was a loss of $111 million and $310 million for the three and six months ended June 30, 2007, respectively, compared to income of $117 million and $505 million for the comparable periods in 2006. Significant factors contributing to the decrease for the 2007 periods as compared to the 2006 periods were:

•       For the three and six months ended June 30, 2007, as compared to the same periods in 2006, a decrease in unrealized gross margin reduced net income by $225 million and $866 million, respectively. Unrealized gross margin reflects the net unrealized portion of our derivative contracts related to our asset hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

•       Realized gross margin increased $141 million and $172 million in the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to higher energy prices, higher generation volumes, higher capacity revenues and the settlement of favorable fuel oil management positions.

•       In the second quarter of 2007, we recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment.

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Realized gross margin	$413	$272	$141	$804	$632	$172
Unrealized gross margin	(130)	95	(225)	(489)	377	(866)
Total gross margin	283	367	(84)	315	1,009	(694)
Operating expenses:
Operations and maintenance
Affiliate	64	69	(5)	129	138	(9)
Nonaffiliate	97	96	1	183	188	(5)
Depreciation and amortization	29	31	(2)	59	59	—
Impairment losses	175	—	175	175	—	175
Gain on sales of assets, net	(17)	(6)	(11)	(19)	(6)	(13)
Total operating expenses	348	190	158	527	379	148
Operating income (loss)	(65)	177	(242)	(212)	630	(842)
Other expense (income), net
Affiliate	—	(1)	1	—	(1)	1
Nonaffiliate	47	60	(13)	100	125	(25)
Income (loss) from continuing operations before reorganization items, net and income taxes	(112)	118	(230)	(312)	506	(818)
Reorganization items, net	(1)	(1)	—	(2)	(1)	(1)
Provision for income taxes	—	2	(2)	—	2	(2)
Income (loss) from continuing operations	(111)	117	(228)	(310)	505	(815)
Income (loss) from discontinued operations	4	(2)	6	(2)	(1)	(1)
Net Income (loss)	$(107)	$115	$(222)	$(312)	$504	$(816)

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Martha’s Vineyard and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months			Six Months
	Ended June 30,		Increase/	Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Mid-Atlantic	31%	28%	3%	34%	32%	2%
Northeast	19%	16%	3%	24%	14%	10%
California	2%	6%	(4)%	2%	5%	(3)%
Total	21%	20%	1%	24%	21%	3%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months			Six Months
	Ended June 30,		Increase/	Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Mid-Atlantic	3,561	3,236	325	7,795	7,319	476
Northeast	1,108	958	150	2,768	1,702	1,066
California	102	286	(184)	247	529	(282)
Total	4,771	4,480	291	10,810	9,550	1,260

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Gross Margin

The following table details realized and unrealized gross margin by operating region (in millions):

	Three Months Ended June 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$217	$(34)	$183	$139	$99	$238
Northeast	53	17	70	57	(1)	56
California	31	—	31	28	—	28
Other Operations	109	(113)	(4)	31	(3)	28
Eliminations	3	—	3	17	—	17
Total	$413	$(130)	$283	$272	$95	$367

Gross margin for the three months ended June 30, 2007 and 2006, is further detailed as follows (in millions):

	Three Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$144	$25	$1	$109	$3	$282
Contracted and capacity	27	21	30	—	—	78
Incremental realized value of hedges	46	7	—	—	—	53
Unrealized gross margin	(34)	17	—	(113)	—	(130)
Total	$183	$70	$31	$(4)	$3	$283

	Three Months Ended June 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$77	$34	$3	$31	$17	$162
Contracted and capacity	9	11	26	—	—	46
Incremental realized value of hedges	53	12	(1)	—	—	64
Unrealized gross margin	99	(1)	—	(3)	—	95
Total	$238	$56	$28	$28	$17	$367

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements and ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gross margin represents the net unrealized gain or loss of our derivative contracts.

Our gross margin for the three months ended June 30, 2007, was $283 million as compared to $367 million for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities is principally due to the following:

A decrease of $225 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $130 million in the second quarter of 2007 comprised of $171 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $41 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the second quarter; and

•       unrealized gains of $95 million in the second quarter of 2006, primarily due to declining power prices in that period.

Realized gross margin increased $141 million primarily as a result of higher energy prices, higher generation volumes, higher capacity revenues and the settlement of favorable fuel oil management positions.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$217	$139	$78
Unrealized gross margin	(34)	99	(133)
Total gross margin	183	238	(55)
Operating expenses:
Operations and maintenance	91	88	3
Depreciation and amortization	20	18	2
Gain on sales of assets, net	(1)	(5)	4
Total operating expenses	110	101	9
Operating income	73	137	(64)
Total other income, net	(2)	(2)	—
Income from continuing operations before reorganization items and income taxes	$75	$139	$(64)

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$144	$77	$67
Contracted and capacity	27	9	18
Incremental realized value of hedges	46	53	(7)
Total realized gross margin	217	139	78
Unrealized gross margin	(34)	99	(133)
Total gross margin	$183	$238	$(55)

The increase of $78 million in realized gross margin was primarily due to the following:

•       an increase of $67 million in energy, primarily due to an increase of 15% in average power prices, an increase of 10% in generation volumes due to higher prices and a decrease in emissions costs; and

•       an increase of $18 million in contracted and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $133 million in unrealized gross margin was primarily because of the following:

•       unrealized losses of $34 million in 2007 due to $88 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $54 million increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007; and

•       unrealized gains of $99 million in 2006 due to $76 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $23 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$53	$57	$(4)
Unrealized gross margin	17	(1)	18
Total gross margin	70	56	14
Operating expenses:
Operations and maintenance	49	60	(11)
Depreciation and amortization	6	6	—
Impairment losses	175	—	175
Gain on sales of assets, net	(15)	(10)	(5)
Total operating expenses	215	56	159
Operating income (loss)	(145)	—	(145)
Total other income, net	(4)	(2)	(2)
Income (loss) from continuing operations before reorganization items and income taxes	$(141)	$2	$(143)

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$25	$34	$(9)
Contracted and capacity	21	11	10
Incremental realized value of hedges	7	12	(5)
Total realized gross margin	53	57	(4)
Unrealized gross margin	17	(1)	18
Total gross margin	$70	$56	$14

The decrease of $4 million in realized gross margin was primarily due to the following:

•       an increase of $10 million in contracted and capacity primarily due to the implementation of a forward capacity market (“FCM”) under which annual capacity auctions are to be conducted for supply three years in advance of delivery. See “Item 1. Regulatory Environment” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of FCM; and

•       a decrease of $9 million in energy as a result of higher prices for fuel oil, partially offset by a 15% increase in generation volumes.

The increase of $18 million in unrealized gross margin was primarily due to the following:

•       unrealized gains of $17 million in 2007 were primarily due to $22 million from an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007, partially offset by a decrease of $5 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Operating expenses increased $159 million, primarily due to the $175 million impairment of our Lovett facility in the second quarter of 2007. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. The impairment was partially offset by an $11 million decrease in operations and maintenance expense, of which $9 million was due to a decrease in property taxes.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$31	$28	$3
Unrealized gross margin	—	—	—
Total gross margin	31	28	3
Operating expenses:
Operations and maintenance	16	13	3
Depreciation and amortization	4	4	—
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	19	17	2
Operating income	12	11	1
Total other income, net	(2)	(1)	(1)
Income from continuing operations before reorganization items and income taxes	$14	$12	$2

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$1	$3	$(2)
Contracted and capacity	30	26	4
Incremental realized value of hedges	—	(1)	1
Total realized gross margin	31	28	3
Unrealized gross margin	—	—	—
Total gross margin	$31	$28	$3

The increase in our contracted and capacity gross margin was primarily a result of the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading and fuel oil management. The following tables summarize our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$109	$31	$78
Unrealized gross margin	(113)	(3)	(110)
Total gross margin	(4)	28	(32)
Operating expenses:
Operations and maintenance	5	4	1
Depreciation and amortization	(1)	3	(4)
Total operating expenses	4	7	(3)
Operating income (loss)	(8)	21	(29)
Total other expense, net	55	64	(9)
Loss from continuing operations before reorganization items and income taxes	$(63)	$(43)	$(20)

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$109	$31	$78
Total realized gross margin	109	31	78
Unrealized gross margin	(113)	(3)	(110)
Total gross margin	$(4)	$28	$(32)

The increase of $78 million in realized gross margin was due to an increase in energy primarily related to fuel oil management positions that were settled in the current period.

The decrease of $110 million in unrealized gross margin was primarily due to the following:

•       unrealized losses on proprietary trading and fuel oil management activities of $113 million in 2007, which included unrealized losses of $78 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in forward value of power and fuel contracts for future periods of $35 million; and

•       unrealized losses on proprietary trading and fuel oil management activities of $3 million in 2006, which included unrealized losses of $7 million from the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by an increase in the forward value of power and fuel contracts for future periods of $4 million.

Other expense, net

Our other expense, net decreased by $9 million for the three months ended June 30, 2007, compared to the same period in 2006, primarily due to an increase of $5 million in interest income, which was principally the result of an increase in cash due to the receipt of proceeds from the sale of our Zeeland and Bosque plants.

Discontinued Operations

For the three months ended June 30, 2007, income from discontinued operations was $4 million compared to a loss of $2 million for the same period in 2006, from Mirant Zeeland, Mirant Texas and Mirant NY-Gen. The increase of $6 million is primarily due to the gain of $8 million on the sale of Mirant NY-Gen.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

The following table details realized and unrealized gross margin by operating region (in millions):

	Six Months Ended June 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$463	$(353)	$110	$330	$325	$655
Northeast	143	(32)	111	167	33	200
California	63	—	63	54	1	55
Other Operations	126	(104)	22	49	18	67
Eliminations	9	—	9	32	—	32
Total	$804	$(489)	$315	$632	$377	$1,009

Gross margin for the six months ended June 30, 2007 and 2006, is further detailed as follows (in millions):

	Six Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$309	$55	$2	$126	$9	$501
Contracted and capacity	38	45	61	—	—	144
Incremental realized value of hedges	116	43	—	—	—	159
Unrealized gross margin	(353)	(32)	—	(104)	—	(489)
Total	$110	$111	$63	$22	$9	$315

	Six Months Ended June 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$218	$60	$3	$49	$32	$362
Contracted and capacity	19	16	52	—	—	87
Incremental realized value of hedges	93	91	(1)	—	—	183
Unrealized gross margin	325	33	1	18	—	377
Total	$655	$200	$55	$67	$32	$1,009

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements and ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gross margin represents the unrealized gain or loss of our derivative contracts.

Our gross margin for the six months ended June 30, 2007, was $315 million as compared to $1.009 billion for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities is principally due to the following:

A decrease of $866 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $489 million in the first six months of 2007 due to $343 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $146 million due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007;

•       unrealized gains of $377 million in the first six months of 2006 due to $306 million related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in 2006 and $71 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods; and

An increase of $172 million in realized gross margin primarily due to higher energy prices, higher generation volumes, higher capacity revenues, and the settlement of favorable fuel oil management positions.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$463	$330	$133
Unrealized gross margin	(353)	325	(678)
Total gross margin	110	655	(545)
Operating expenses:
Operations and maintenance	174	173	1
Depreciation and amortization	39	36	3
Gain on sales of assets, net	(2)	(5)	3
Total operating expenses	211	204	7
Operating income (loss)	(101)	451	(552)
Total other income, net	(3)	(3)	—
Income (loss) from continuing operations before reorganization items and income taxes	$(98)	$454	$(552)

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$309	$218	$91
Contracted and capacity	38	19	19
Incremental realized value of hedges	116	93	23
Total realized gross margin	463	330	133
Unrealized gross margin	(353)	325	(678)
Total gross margin	$110	$655	$(545)

The increase of $133 million in realized gross margin was primarily due to the following:

•       an increase of $91 million in energy primarily due to a 9% increase in average power prices, a 6% increase in generation volumes and a decrease in emissions costs;

•       an increase of $23 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices; and

•       an increase of $19 million in contracted and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $678 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $353 million in 2007 due to $143 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007 and $210 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

•       unrealized gains of $325 million in 2006 due to $251 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $74 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$143	$167	$(24)
Unrealized gross margin	(32)	33	(65)
Total gross margin	111	200	(89)
Operating expenses:
Operations and maintenance	92	112	(20)
Depreciation and amortization	13	11	2
Impairment losses	175	—	175
Gain on sales of assets, net	(25)	(43)	18
Total operating expenses	255	80	175
Operating income (loss)	(144)	120	(264)
Total other expense (income), net	(6)	1	(7)
Income (loss) from continuing operations before reorganization items and income taxes	$(138)	$119	$(257)

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$55	$60	$(5)
Contracted and capacity	45	16	29
Incremental realized value of hedges	43	91	(48)
Total realized gross margin	143	167	(24)
Unrealized gross margin	(32)	33	(65)
Total gross margin	$111	$200	$(89)

The decrease of $24 million in realized gross margin was primarily due to the following:

•       a decrease of $48 million in incremental realized value of hedges of our generation output, primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices; partially offset by

•       an increase of $29 million in contracted and capacity primarily due to the implementation of FCM. See “Item 1. Regulatory Environment” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of FCM.

The decrease of $65 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $32 million in 2007 due to $51 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by $19 million due to an increase in value of forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices in the second quarter of 2007; and

•       unrealized gains of $33 million in 2006 due to $28 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices and $5 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

Operating expenses increased $175 million primarily as a result of an impairment loss of $175 million on our Lovett facility in the second quarter of 2007. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. Gains on sales of assets decreased $18 million due to lower sales of emissions allowances to affiliates. These gains are eliminated in the consolidated statement of operations. These increases in operating expenses were partially offset by a $20 million decrease in operations and maintenance expense, of which $17 million was due to a decrease in property taxes.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$63	$54	$9
Unrealized gross margin	—	1	(1)
Total gross margin	63	55	8
Operating expenses:
Operations and maintenance	36	30	6
Depreciation and amortization	7	7	—
Gain on sales of assets. net	(2)	—	(2)
Total operating expenses	41	37	4
Operating income	22	18	4
Total other income, net	(5)	(1)	(4)
Income from continuing operations before reorganization items and income taxes	$27	$19	$8

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$2	$3	$(1)
Contracted and capacity	61	52	9
Incremental realized value of hedges	—	(1)	1
Total realized gross margin	63	54	9
Unrealized gross margin	—	1	(1)
Total gross margin	$63	$55	$8

The $9 million increase in our contracted and capacity gross margin was primarily due to the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading and fuel oil management. The following tables summarize our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$126	$49	$77
Unrealized gross margin	(104)	18	(122)
Total gross margin	22	67	(45)
Operating expenses:
Operations and maintenance	10	11	(1)
Depreciation and amortization	—	5	(5)
Total operating expenses	10	16	(6)
Operating income	12	51	(39)
Total other expense, net	114	127	(13)
Loss from continuing operations before reorganization items and income taxes	$(102)	$(76)	$(26)

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$126	$49	$77
Total realized gross margin	126	49	77
Unrealized gross margin	(104)	18	(122)
Total gross margin	$22	$67	$(45)

The increase of $77 million in energy related to our proprietary trading and fuel oil management activities as favorable positions entered into prior to 2007 were settled in the current period.

The decrease of $122 million in unrealized gross margin was primarily due to the following:

•       unrealized losses on proprietary trading and fuel oil management activities of $104 million in 2007, which included $82 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in forward value of power and fuel contracts for future periods of $22 million; and

•       unrealized gains on proprietary trading and fuel oil management activities of $18 million in 2006, which included an increase in the forward value of power and fuel contracts for future periods of $28 million, partially offset by unrealized losses of $10 million due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods.

Other expense, net

Our other expense, net decreased by $13 million for the six months ended June 30, 2007, compared to the same period in 2006 primarily due to lower interest expense on our debt of $4 million and an increase of $9 million in interest income, which was principally the result of an increase in cash due to the receipt of proceeds from the sale of our Zeeland and Bosque plants.

Discontinued Operations

For the six months ended June 30, 2007 and 2006, loss from discontinued operations was $2 million and $1 million, respectively, and included Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note C to our unaudited condensed consolidated financial statements for additional information related to dispositions and discontinued operations.

Financial Condition

Liquidity and Capital Resources

Overview

Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities for the six months ended June 30, 2007, totaled $368 million compared to cash used in operating activities of $241 million for the same period in 2006.

Debtor-in-Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the “Primary New York DIP Agreement”) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas (collectively, the “New York DIP Borrowers”), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers and the Primary New York DIP Agreements were terminated in conjunction with the Emerging New York Entities emergence from bankruptcy on April 16, 2007.

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

On April 18, 2007, a new DIP Agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. The financing has a stated maturity of 180 days and bears interest at a rate of LIBOR plus 4.25%. At June 30, 2007, there were no amounts outstanding under this loan. In addition, Mirant Lovett is required to post cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett’s behalf. At June 30, 2007, Mirant Lovett had posted approximately $6 million with Mirant Energy Trading in accordance with the June 15, 2007, collateral allocation performed in good faith by Mirant Energy Trading.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $631 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $172 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

•       a decrease in bankruptcy related claims and expenses of $726 million. In 2007, we paid $15 million in claims payable for the New York entities and $3 million related to other Mirant Americas Generation claims. For the six months ended June 30, 2006, we paid $1.734 billion of bankruptcy claims, of which $744 million is reflected in cash from operations;

•       an increase of $79 million primarily related to changes in our fuel oil and emissions inventory. Our inventory levels increased significantly in 2006 as a result of purchases of emissions allowances, higher fuel oil prices and lower generation volumes in that period;

•       an increase due to the escrow deposit of $70 million in the first quarter of 2006 related to the transfer of our Contra Costa 8 asset to PG&E which is included in funds on deposit in the unaudited condensed consolidated statements of cash flows. The deposit was returned to us when the transfer was completed in the fourth quarter of 2006;

•       an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement which is included in customer accounts receivable, net in the unaudited condensed consolidated statements of cash flows;

•       a decrease of $356 million due to changes in posted collateral levels which are included in funds on deposit in the unaudited condensed consolidated statements of cash flows. For the six months ended June 30, 2007, we posted an additional $36 million of cash collateral to support energy marketing activities. The change in collateral for the six months ended June 30, 2006, provided a source of cash of $320 million due to a decrease in cash collateral to support energy marketing activities of $464 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. This was partially offset by a use of cash due to the deposit of $200 million into a cash collateral account to support the issuance of letters of credit; and

•       a decrease of $80 million primarily due to the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of cash flows.

Investing Activities.   Net cash used in investing activities from continuing operations was $147 million for the six months ended June 30, 2007, compared to $44 million in 2006. This difference was primarily due to the following:

•       an increase of $116 million in capital expenditures primarily due to an increase in our environmental capital expenditures for our Mid-Atlantic generation facilities;

•       an increase of $10 million in proceeds from the sales of assets and investments primarily as a result of proceeds of $22 million received in 2007 for the sale of Bowline assets compared to $12 million in proceeds received in 2006 for the sale of the Mirant Service Center; and

•       an increase of $3 million in proceeds from property insurance in 2007.

Financing Activities.   Net cash used in financing activities from continuing operations was $386 million for the six months ended June 30, 2007, compared to cash provided of $241 million for the same period in 2006. This difference was primarily due to the following:

•       a decrease in proceeds from the issuance of long-term debt of $2.015 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility;

•       a decrease in the repayments of long-term debt of $1.324 billion. In 2007, we paid $135 million on the Mirant North America senior secured term loan. In 2006 we repaid $465 million on the Mirant North America senior secured revolving credit facility and $990 million of principal payments for debt settled under the Plan;

•       a payment of $250 million in 2006 to Mirant Americas under the Plan;

•       a distribution of $ 257 million to our member in 2007;

•       an increase of $20 million due to the issuance (repayment) of affiliate debt. In 2007, we had issuance of $7 million and in 2006 we had repayments of $13 million; and

•       a decrease in debt issuance costs of approximately $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America’s debt offering, senior secured loan and secured revolving credit facility.

Discontinued Operations

Operating Activities.   Cash used in operating activities from discontinued operations was $14 million for the six months ended June 30, 2007, compared to cash provided by operating activities of $8 million for the same period in 2006. This difference was due primarily to a decrease of $15 million in realized gross margin as a result of the expiration of a tolling agreement at the end of 2006, and a reduction in operations in 2007 from the sale of assets.

Investing Activities.   Net cash provided by investing activities from discontinued operations was $509 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $3 million in 2006. The increase in cash was primarily due to proceeds from the sale of the Zeeland and Bosque plants in the second quarter of 2007.

Total Cash, Cash Equivalents and Credit Facility Availability

At June 30, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $1.8 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At June 30, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant Americas Generation	$1	$—
Mirant North America	903	675
Mirant Mid-Atlantic	193	75
Total cash and cash equivalents	1,097	750
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes	11	99
Total available cash and cash equivalents	1,086	651
Available under credit facilities	737	796
Total cash, cash equivalents and credit facilities availability	$1,823	$1,447
Cash and cash equivalents of discontinued operations	$—	$3

The ability of our subsidiaries Mirant North America and Mirant Mid-Atlantic to pay dividends is restricted under the terms of their debt agreements and leverage lease documentation, respectively. At June 30, 2007, Mirant North America had distributed to Mirant Americas Generation all available cash that was permitted to be distributed under the terms of its debt agreements, leaving Mirant North America and its subsidiaries with approximately $1.096 billion. Approximately $193 million of such amount was held by Mirant Mid-Atlantic which, as of June 30, 2007, met the ratio tests under the leveraged lease documents for distribution to Mirant North America. After taking into account its financial results for the six months ended June 30, 2007, we expect Mirant North America to be able to distribute approximately $111 million in August 2007 to us. We also expect to be able to dividend the same amount to Mirant.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At June 30, 2007, our outstanding issued letters of credit totaled $263 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2007 and December 31, 2006 (in millions):

	At June 30, 2007	At December 31, 2006
Cash collateral posted—energy trading and marketing	$63	$27
Cash collateral posted—other operating activities	11	11
Letters of credit—energy trading and marketing	117	100
Letters of credit—debt service and rent reserves	98	84
Letters of credit—other operating activities	48	15
	337	237
Discontinued operations:
Assets held for sale—letters of credit	—	5
Total	$337	$242

Critical Accounting Estimates

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Long-Lived Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

Continuing Operations

In our impairment analysis of the Lovett generation facility in prior periods, we had assumed multiple scenarios, including the operation of all units of the Lovett facility beyond April 2008. The amended 2003 Consent Decree and the Tax Assessments Agreement prompted us to test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. See Note K—Litigation and Other Contingencies for additional information on the 2003 Consent Decree.

During the current period, our estimate of cash flows related to our impairment analysis of our Lovett generation facility involved considering scenarios for the future expected operation of the Lovett facility. The most likely scenario considered was the shut down of unit 5 by April 30, 2008, according to the amended 2003 Consent Decree. We also considered a scenario that assumes operations, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were at the assessed levels specified in the Tax Assessments Agreement for those periods. We also assumed in both scenarios an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emission allowances. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS No. 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site. As a result of the analysis, we recorded an impairment of long-lived assets of $175 million in the unaudited condensed consolidated statements of operations to reduce the carrying value of the Lovett facility to its estimated fair value. See Note D—Impairments on Assets Held and Used in the notes to the unaudited condensed consolidated financial statements where further discussed.

Discontinued Operations

On August 9, 2006, Mirant announced the planned sale of certain of its intermediate and peaking natural gas-fired plants which included our Zeeland and Bosque plants. The planned sales resulted in the reclassification of the long-lived assets related to these plants as held for sale.

On January 15, 2007, we entered into a definitive purchase and sale agreement with Broadway Generating Company, LLC, (formerly LS Power Acquisition Co. I) a member of the LS Power Group., for the sale of our Zeeland and Bosque natural gas-fired plants and ancillary equipment for a purchase price of $512 million, which includes estimated working capital at the closing. The purchase and sale agreement assigned a value to the Mirant North America plants as a whole, as well as the Mirant Americas plants as a whole. The updated fair values, along with changes to the working capital calculation in the draft purchase and sale agreement provided to the bidders, resulted in a net impairment loss of $8 million in 2006. We recorded an additional impairment of $1 million in the first quarter of 2007. The sale was completed on May 1, 2007. The net proceeds to the Company from the sale, after transaction costs, were $524 million.

On January 31, 2007, Mirant New York entered into an agreement with Alliance Energy Renewables, LLC for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale closed on May 7, 2007, and the Company recognized a gain of $8 million.

Effect if Different Assumptions Used

The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. For our continuing operations, the estimated fair value of the Lovett facility would change if different estimates and assumptions are used in our applied valuation techniques, including estimated cash flows, discount rates and remaining useful lives. The cash flow estimates include uncertainty around the future price of fuel and electricity, the cost of demolishing the Lovett facility and the salvage value of the land. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations. See Note D in the notes to the unaudited condensed consolidated financial statements for additional information on the Lovett impairment recorded during the second quarter of 2007.

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

The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Several significant changes to our tax posture occurred as a result of the Plan. Implementation of the Plan included the conversion of certain of our regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate our recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. In May 2007, Mirant New York, Inc. converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York. Certain of our other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Hudson Valley Gas, Mirant Kendall and Mirant Special Procurement, Inc.

Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company’s NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company’s filed or yet to be filed tax returns. See Note I to our unaudited condensed consolidated financial statements for information about our adoption of FIN 48.

When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution. Income tax payables and receivables related to Mirant New York which emerged from bankruptcy on April 16, 2007, were also resolved pursuant to the Supplemental Plan.

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

The amount and ultimate utilization of our remaining NOLs and pro forma NOLs will depend on several factors, including our future financial performance and certain tax elections. Specifically, our utilization of NOLs and pro forma NOLs arising prior to our emergence from bankruptcy will be affected by whether Mirant and us are subject to the default NOL treatment under Internal Revenue Code §382(l)(5) or the alternative tax treatment provided in §382(l)(6).

Previously, Mirant had determined that it was more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, Mirant has determined that it is now more likely than not that it will elect treatment under §382(l)(6) and, accordingly, expects to make the §382(l)(6) election in its 2006 annual tax return to be filed no later than September 17, 2007. Absent making this election, Mirant’s and our pre-emergence NOLs and pro forma NOLs would be subject to the default treatment under §382(l)(5). As a result, our deferred income taxes and pro forma deferred income taxes, including our pre-emergence NOLs and pro forma NOLs, are presented in accordance with the §382(l)(6) treatment. This change had no net effect on the consolidated balance sheets or consolidated statements of operations. Similarly, this change had no net effect on our pro forma deferred taxes or pro forma income tax because the increase in the pro forma deferred tax asset NOLs was equally offset by an increase in the related pro forma deferred tax asset valuation allowance.

Under §382(l)(6), we will be subject to an annual limitation on the use of the pre-emergence NOLs and pro forma NOLs, disregarding the effect of net unrealized built-in gains. The pro forma NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with Mirant stock as required under §382(l)(5). We also anticipate that we will elect to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

Under §382(l)(5) treatment, we would have unlimited use of our pre-emergence NOLs and pro forma NOLs, as long as there is not a change of ownership (broadly defined as 50 percent change of “five percent” shareholders) within two years of our emergence from bankruptcy. The § 382(l)(5) default treatment would require us to reduce our pre-emergence pro forma NOLs by $175 million due to interest accrued on debt settled with Mirant stock for the three years prior to emergence. Mirant has requested guidance from the Internal Revenue Service concerning certain aspects of the default tax treatment under §382(l)(5), but have not yet received such guidance.

The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note E to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2007. Based upon this assessment, our management concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.        Legal Proceedings—See Note K—Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

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

3.2*	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (designated on Form10-Q for the quarter ended September 30, 2006, as Exhibit 3.2)
10.1*

Engineering, Procurement and Construction Agreement dated as of July 30, 2007, by and between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone and Webster, Inc. (designated on form 8-K filed August 3, 2007, as exhibit 10.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2007.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Principal Accounting Officer)