Form 10-Q
period 2007-09-30
MIRANT AMERICAS GENERATION LLC
filed 2007-11-13
CIK 1140761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Americas Generation, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	N/A (Commission File Number)	51-0390520 (I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices)		30338 (Zip Code)

(678) 579-5000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☐                Non-accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

        All of our outstanding membership interests are held by our parent, Mirant Americas, Inc., so we have no membership interests held by nonaffiliates.

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

Cal PX—California Power Exchange.

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

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

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

ii

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

PM2.5—Particulate matter that is 2.5 microns or less in size.

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

SFAS No. 109—SFAS No. 109, Accounting for Income Taxes.

SFAS No. 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 155—SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.

SFAS No. 157—SFAS No. 157, Fair Value Measurements.

SFAS No. 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

SWMAAC—Southwestern Mid-Atlantic Area Council.

Virginia DEQ—Virginia Department of Environmental Quality.

West Georgia—West Georgia Generating Company, L.L.C.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "estimate," "predict," "target," "potential" or "continue" or the negative of these terms or other comparable terminology.

        Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

  •
  legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the "electricity industry"); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

  •
  failure of our assets to perform as expected, including outages for unscheduled maintenance or repair;

  •
  changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, and the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

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

  •
  our consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

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

        In addition to the discussion of certain risks in Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant Americas Generation, LLC's unaudited condensed consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

        As used in this report, "we," "us," "our," the "Company" and "Mirant Americas Generation" refer to Mirant Americas Generation, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues—affiliate	$(2)	$17	$51	$47
Operating revenues—nonaffiliate	779	1,019	1,581	2,616

Total operating revenues	777	1,036	1,632	2,663

Cost of fuel, electricity and other products—affiliate	1	50	48	101
Cost of fuel, electricity and other products—nonaffiliate	284	369	777	936

Total cost of fuel, electricity and other products	285	419	825	1,037

Gross Margin	492	617	807	1,626

Operating Expenses:
Operations and maintenance—affiliate	76	72	205	210
Operations and maintenance—nonaffiliate	83	84	266	272
Depreciation and amortization	30	32	89	91
Impairment losses	—	120	175	120
Gain on sales of assets, net	—	(3)	(19)	(9)

Total operating expenses, net	189	305	716	684

Operating Income	303	312	91	942

Other Expense (Income), net:
Interest expense—affiliate	1	—	1	—
Interest expense—nonaffiliate	60	69	188	212
Interest income—affiliate	—	—	—	(1)
Interest income—nonaffiliate	(18)	(10)	(45)	(26)
Gain on sales of investments, net	—	(13)	—	(15)
Other, net	—	—	(1)	—

Total other expense, net	43	46	143	170

Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	260	266	(52)	772
Reorganization items, net	—	—	(2)	(1)
Provision for income taxes	—	1	—	3

Income (Loss) From Continuing Operations	260	265	(50)	770
Loss From Discontinued Operations, net	—	(60)	(2)	(61)

Net Income (Loss)	$260	$205	$(52)	$709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$965	$750
Funds on deposit	323	233
Receivables:
Affiliate	1	12
Nonaffiliate, less allowance for uncollectibles of $2 for 2007 and 2006	237	371
Price risk management assets—affiliate	—	3
Price risk management assets—nonaffiliate	323	728
Prepaid rent and other payments	138	131
Inventories	299	287
Assets held for sale	—	532

Total current assets	2,286	3,047

Property, Plant and Equipment, net	2,400	2,179

Noncurrent Assets:
Intangible assets, net	206	212
Price risk management assets—affiliate	—	1
Price risk management assets—nonaffiliate	51	104
Prepaid rent	213	218
Debt issuance costs, net	52	59
Other	7	17

Total noncurrent assets	529	611

Total assets	$5,215	$5,837

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$5	$13
Current portion of long-term debt	109	141
Accounts payable and accrued liabilities	318	324
Payable to affiliate	27	48
Price risk management liabilities—affiliate	—	13
Price risk management liabilities—nonaffiliate	272	286
Accrued property taxes	5	75
Other	1	41

Total current liabilities	737	941

Noncurrent Liabilities:
Long-term debt	3,026	3,131
Price risk management liabilities—affiliate	—	4
Price risk management liabilities—nonaffiliate	79	39
Asset retirement obligations	44	40
Other	25	4

Total noncurrent liabilities	3,174	3,218

Liabilities Subject to Compromise	—	34

Commitments and Contingencies
Equity:
Member's interest	1,654	1,983
Preferred stock in affiliate	(350)	(339)

Total equity	1,304	1,644

Total liabilities and equity	$5,215	$5,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

(in millions)

	Member's Interest	Preferred Stock in Affiliate
Balance, December 31, 2006	$1,983	$(339)
Net loss	(52)	—
Amortization of discount on preferred stock in affiliate	16	(16)
Redemption of preferred stock in affiliate	—	5
Distribution to member	(368)	—
Capital contribution pursuant to the Plan	2	—
Adoption of FIN 48	51	—
Effect of the Supplemental Plan	22	—

Balance, September 30, 2007	$1,654	$(350)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$709
Loss from discontinued operations	(2)	(61)

Income (loss) from continuing operations	(50)	770
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	97	99
Impairment losses	175	120
Gain on sales of assets and investments, net	(19)	(24)
Price risk management activities, net	471	(593)
Other, net	—	2
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	3	8
Customer accounts receivable, net	134	280
Funds on deposit	(90)	322
Prepaid rent	5	12
Inventories	(12)	(15)
Other assets	(7)	21
Accounts payable and accrued liabilities	(98)	(87)
Settlement of claims payable	(18)	(744)
Payable to affiliate	(26)	(1)
Property taxes accrued	(18)	51
Other liabilities	22	7

Total adjustments	619	(542)

Net cash provided by operating activities of continuing operations	569	228
Net cash provided by (used in) operating activities of discontinued operations	(14)	21

Net cash provided by operating activities	555	249

Cash Flows from Investing Activities:
Capital expenditures	(380)	(93)
Proceeds from the sales of assets and other investments	26	33
Property insurance proceeds	3	—

Net cash used in investing activities of continuing operations	(351)	(60)
Net cash provided by (used in) investing activities of discontinued operations	502	(4)

Net cash provided by (used in) investing activities	151	(64)

Cash Flows from Financing Activities:
Issuance (repayment) of debt-affiliate, net	7	(14)
Proceeds from issuance of long-term debt-nonaffiliate	—	2,015
Repayment of long-term debt-nonaffiliate	(138)	(472)
Settlement of debt under the Plan	—	(990)
Debt issuance costs	—	(51)
Redemption of preferred stock in affiliate	5	—
Payment to affiliate under the Plan	—	(250)
Distribution to member	(368)	(148)

Net cash provided by (used in) financing activities of continuing operations	(494)	90

Net Increase in Cash and Cash Equivalents	212	275
Cash and Cash Equivalents, beginning of period	750	424
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	3	—
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	5

Cash and Cash Equivalents, end of period	$965	$694

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$161	$124
Cash paid for claims and professional fees from bankruptcy	$20	$1,755
Financing Activity:
Effect of the Supplemental Plan—non-cash	$22	$—
Capital contribution pursuant to the Plan—non-cash	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

        Mirant Americas Generation, a Delaware limited liability company, is a national independent power producer and an indirect wholly-owned subsidiary of Mirant. Mirant Americas Generation's continuing operations generate revenues primarily through the production of electricity. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions and in California, and energy trading and marketing operations based in Atlanta, Georgia.

        On May 1, 2007, the Company completed the sale of its Zeeland (903 MW) and Bosque (546 MW) natural gas-fired plants totaling 1,449 MW. In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW), an indirect wholly-owned subsidiary. See Note C for additional information regarding the accounting for these assets as discontinued operations.

        On November 9, 2007, Mirant announced a conclusion to the strategic review process it had announced on April 9, 2007. Mirant plans to return a total of $4.6 billion of excess cash to its stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. Mirant will determine how best to return additional cash upon completion of the accelerated share repurchase.

        The Company has a number of service agreements for labor and administrative services with Mirant Services. In addition, Mirant Energy Trading provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances. See Note H to the unaudited condensed consolidated financial statements for further discussion of arrangements with these related parties.

B. Accounting and Reporting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Mirant Americas Generation and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant Americas Generation and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Americas Generation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In accordance with SFAS No. 144, the results of operations of the Company's assets to be disposed of have been reclassified to discontinued operations, and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents

        The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, except for amounts held in bank accounts to cover current payables, all of the Company's cash and cash equivalents were invested in AAA-rated money market funds. During the fourth quarter of 2007, the Company has transferred all of its cash investments into AAA-rated U.S. Treasury money market funds.

Capitalization of Interest Cost

        Mirant Americas Generation capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and nine months ended September 30, 2007 and 2006, the Company incurred the following interest costs on debt to nonaffiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total interest costs	$66	$71	$204	$218
Capitalized and included in property, plant and equipment, net	(6)	(2)	(16)	(6)

Interest expense—nonaffiliate	$60	$69	$188	$212

Recently Adopted Accounting Standards

        On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

        On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in member's interest of $51 million. See Note I for additional information on FIN 48.

        On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company's initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

        In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company's statements of operations, financial position or cash flows.

        On June 28, 2006, the FASB ratified the EITF's consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company's policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

        On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company's own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at September 30, 2007, were not material.

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

C. Dispositions

Assets and Liabilities Held for Sale

        The Company had no assets or liabilities held for sale at September 30, 2007. Assets and liabilities held for sale at December 31, 2006, included discontinued operations and other assets that the Company disposed of in 2007. In the third quarter of 2006, Mirant commenced auction processes to sell six of its U.S. natural gas-fired assets, including the Company's Zeeland (903 MW) and Bosque (546 MW) plants. In addition, the Company sought to sell Mirant NY-Gen (121 MW).

        The sale of the Company's Zeeland and Bosque natural gas-fired plants was completed on May 1, 2007. The Company recognized a cumulative loss of $8 million related to the sale. In the third quarter of 2006, the Company recorded an impairment loss of $71 million to reduce the carrying value of the assets held for sale to estimated fair value. In subsequent periods, the Company recorded reductions to the impairment loss of approximately $63 million due to the results of the sale process. The net proceeds to the Company after transaction costs were $524 million. In accordance with Mirant North America's debt covenants, the proceeds from the sale of the Zeeland and Bosque natural gas-fired plants are being reinvested in the Company.

        The Company completed the sale of Mirant NY-Gen on May 7, 2007, and recognized a gain of $8 million.

        At December 31, 2006, assets and liabilities held for sale consisted of the assets discussed above and certain ancillary equipment included in the sale of the Zeeland and Bosque natural gas-fired plants.

        The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

At December 31, 2006
Current Assets	$27
Property, Plant and Equipment	505

Total Assets	$532

Current Liabilities	$14
Noncurrent Liabilities	15

Total Liabilities	$29

Discontinued Operations

        The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of as of September 30, 2007.

        For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of the Zeeland and Bosque natural gas-fired plants and Mirant NY-Gen through their respective dates of sale described above.

        The following summarizes certain financial information of the assets reported as discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$—	$29	$10	$59
Operating expenses(1)	1	89	11	119

Operating loss	(1)	(60)	(1)	(60)
Other expense (income), net	(1)	—	1	1

Net loss	$—	$(60)	$(2)	$(61)

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

Nine Months Ended September 30, 2007

Background

        The Mirant Lovett generation facility in New York has been in ongoing discussions with the NYSDEC and the New York State Office of the Attorney General regarding environmental controls. Under the terms of a consent decree dated June 11, 2003 (the "2003 Consent Decree"), Mirant Lovett was required to install certain environmental controls on unit 5 of the Lovett facility, convert unit 5 to operate exclusively on natural gas, or discontinue operation of unit 5 by April 30, 2007. The 2003 Consent Decree also required that certain environmental controls be installed on unit 4 by April 30, 2008, or operation of unit 4 had to be discontinued.

        On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operation of units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism for environmental controls agreeable to the State of New York was not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company's request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations of units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and several other affected transmission and distribution utilities in New York.

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

        On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. Unit 4 discontinued operation as of May 7, 2007. In addition, unit 3 discontinued operation because it is uneconomic for the unit to continue to run. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline and Hudson Valley Gas also entered into an agreement (the "Tax Assessments Agreement") with the Town of Stony Point, the Town of Haverstraw and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The amendment to the 2003 Consent Decree was approved by the United States District Court for the Southern District of New York on May 11, 2007. On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generation facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York.

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

Assumptions and Results

        The Company's assessment of Lovett under SFAS No. 144 in the second quarter of 2007 involved developing two scenarios for the future expected operation of the Lovett facility. The first scenario considered was the shutdown of unit 5 by April 30, 2008, in accordance with the amendment to the 2003 Consent Decree. The Company also considered a second scenario that assumed operation of unit 5, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were assumed at the assessed levels specified in the Tax Assessments Agreement for those periods. Additionally, both scenarios included an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emissions allowances for periods beyond the shutdown date. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS No. 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site.

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

Three and Nine Months Ended September 30, 2006

        In 2006, the Company's assessment of the Bowline unit 3 suspended construction project resulted in the conclusion that the Bowline 3 project as configured and permitted was not economically viable. As a result of this conclusion, the Company determined the estimated value of the equipment and project termination liabilities. At September 30, 2006, the carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows from the abandonment of the project. The Company recorded an impairment of $120 million, which is reflected in impairment losses on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

E. Price Risk Management Assets and Liabilities

        The fair values of the Company's price risk management assets and liabilities, net of credit reserves, at September 30, 2007 and December 31, 2006, were as follows (in millions):

	At September 30, 2007
	Assets		Liabilities
					Net Fair Value
	Current	Noncurrent	Current	Noncurrent
Electricity	$277	$36	$(185)	$(68)	$60
Natural Gas	6	1	(9)	—	(2)
Oil	39	14	(77)	(11)	(35)
Coal	3	—	(1)	—	2
Other, including credit reserves	(2)	—	—	—	(2)

Total	$323	$51	$(272)	$(79)	$23

	At December 31, 2006
	Assets		Liabilities
					Net Fair Value
	Current	Noncurrent	Current	Noncurrent
Electricity	$619	$104	$(260)	$(12)	$451
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)

Total	$731	$105	$(299)	$(43)	$494

        The following table represents the net price risk management assets and liabilities by tenor (in millions):

At September 30, 2007
2007	$66
2008	9
2009	(33)
2010	(18)
Thereafter	(1)

Net assets (liabilities)	$23

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2007, was approximately 12 months. The net notional amount of the price risk management assets and liabilities at September 30, 2007, was a net short position of approximately 28 million equivalent MWh.

        The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2007 (in millions):

	Proprietary Trading and Fuel Oil Management	Asset Management	Total
Net fair value of portfolio at December 31, 2006	$106	$388	$494
Changes in fair value, net	(27)	(89)	(116)
Contracts settled during the period, net	(84)	(271)	(355)

Net fair value of portfolio at September 30, 2007	$(5)	$28	$23

F. Debt

        Long-term debt was as follows (in millions):

	At September 30, 2007	At December 31, 2006	Interest Rate	Secured/Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(4)
Mirant North America:
Term loan, due 2007 to 2013	556	693	LIBOR + 1.75%	Secured
Notes, due 2013	850	850	7.375%	Unsecured
Mirant Chalk Point capital lease, due 2007 to 2015	32	33	8.19%	—

Total	3,135	3,272
Less: current portion of long-term debt	(109)	(141)

Total long-term debt, excluding current portion	$3,026	$3,131

Senior Secured Credit Facilities

        Mirant North America, a wholly-owned subsidiary of the Company, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of September 30, 2007, there were approximately $198 million of letters of credit outstanding under the senior secured term loan and $76 million of letters of credit outstanding under the senior secured revolving credit facility. At September 30, 2007, $724 million was available under the senior secured revolving credit facility for cash draws or for the issuance of letters of credit.

        In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement.

On March 20, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $99 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2007.

G. Bankruptcy Related Disclosures

        The Company's New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas (collectively the "Emerging New York Entities") filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the "Supplemental Plan"). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities' emergence from bankruptcy. For financial statement presentation purposes, the effects of the Supplemental Plan were recorded on March 31, 2007.

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

        On July 13, 2007, Mirant Lovett filed a plan of reorganization (the "Mirant Lovett Plan") with the U.S. Bankruptcy Court in Texas. The Mirant Lovett Plan was confirmed by the Bankruptcy Court on September 19, 2007, and became effective on October 2, 2007, resulting in Mirant Lovett's emergence from bankruptcy and payment of claims of approximately $2 million in October 2007. For financial statement presentation purposes, the effects of the Mirant Lovett Plan were recorded on September 30, 2007. As a result of Mirant Lovett's emergence, Mirant has no subsidiaries that remain in bankruptcy. See Note K-Litigation and Other Contingencies for further discussion regarding Mirant Lovett's emergence from bankruptcy.

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

        The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of fuel, electricity and other products—affiliate	$2	$3	$6	$7
Operations and maintenance expense—affiliate	40	38	117	114

Total	$42	$41	$123	$121

Services and Risk Management Agreements with Affiliates

        Historically, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills, West Georgia and Mirant Wichita Falls. Mirant Wichita Falls was sold by Mirant in the second quarter of 2006. On May 1, 2007, Mirant completed the sale of the other four affiliates. For the nine months ended September 30, 2007, the Company recorded a reduction to operations and maintenance of $1 million related to these agreements. For the three and nine months ended September 30, 2006, the Company recorded a reduction to operations and maintenance of $1 million and $4 million, respectively, related to these agreements. Subsequent to the sale of these affiliates, the Company no longer recognizes a reduction to operations and maintenance associated with providing services to these affiliates.

Administration Arrangements with Mirant Services

        Substantially all of Mirant's corporate overhead costs are allocated to Mirant's operating subsidiaries. For the three and nine months ended September 30, 2007, the Company incurred approximately $36 million and $89 million, respectively, compared to $35 million and $100 million, respectively, for the same periods in 2006, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

        The Company's allocation of Mirant's overhead costs has increased as a result of the recent disposition of Mirant's Philippine and Caribbean businesses and six U.S. natural gas-fired plants.

Notes Payable to Affiliate

        During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program whereby cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs. At September 30, 2007 and December 31, 2006, the Company had current notes payable to affiliate of $5 million and $13 million, respectively. For the three and nine months ended September 30, 2007, the Company incurred interest expense—affiliate of $1 million compared to less than $1 million for the same periods in 2006.

Payable to Mirant Americas Pursuant to the Plan

        Pursuant to the Plan, Mirant North America, the Company's wholly-owned subsidiary, was required to pay $250 million to Mirant Americas within five days of the effective date of the Plan in return for Mirant's contribution of its interest in the following: Mirant Americas Energy Marketing, Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, I-XV, LLCs. This amount was paid in January 2006.

Mirant Letters of Credit

        Mirant posted pre-petition letters of credit and a guarantee on behalf of Mirant Mid-Atlantic to provide for the rent payment reserve required in connection with Mirant Mid-Atlantic's lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement and the Company's emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover rent payment reserve obligations on Mirant Mid-Atlantic's leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

        Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP ("Mirant Texas") as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities. The letter of credit expired in February 2007.

        Prior to 2005, Mirant entered into pre-petition letters of credit to support the Company's asset management activities. In September 2005, several of these letters of credit were drawn in the amount of $39 million. In January 2006, the remaining pre-petition letter of credit of $7 million was drawn in full. In addition, Mirant entered into post-petition letters of credit to support its asset management activities. In January 2006, letters of credit from the Mirant North America senior secured credit facilities replaced the eleven post-petition letters of credit outstanding at December 31, 2005.

Preferred Stock in Mirant Americas

        Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the nine months ended September 30, 2007, the Company recorded $10 million in preferred stock in affiliate and member's interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

        The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2007, Mirant Americas was required to redeem $5 million in preferred stock held by Mirant Mid-Atlantic, which was completed on July 2, 2007.

        Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of the Company's senior notes due in 2011. For the nine months ended September 30, 2007, the Company recorded $6 million in preferred stock in affiliate and member's interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor-in-Possession Financing for New York Subsidiaries

        Mirant North America and Mirant Americas Energy Marketing, (the "Primary DIP Lenders") entered into an agreement (the "Primary New York DIP Agreement") to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett and Hudson Valley Gas (collectively, the "New York DIP Borrowers"), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers, and the Primary New York DIP Agreements were terminated in conjunction with the Emerging New York Entities' emergence from bankruptcy on April 16, 2007.

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

        On April 18, 2007, a new debtor-in-possession agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. At

September 30, 2007, there were no amounts outstanding under this loan. In addition, Mirant Lovett was required to post cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett's behalf. At September 30, 2007, Mirant Lovett was not required to post any collateral with Mirant Energy Trading in accordance with the September 15, 2007, collateral allocation performed in good faith by Mirant Energy Trading. The debtor-in-possession agreement was terminated in conjunction with Lovett's emergence from bankruptcy on October 2, 2007.

I. Income Taxes

        The Company is a limited liability company treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to the Company's operations. Through December 31, 2005, the Company has allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single tax payer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company did not record current period tax benefits on each regarded corporate entity's ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant's discretion under the tax sharing agreement.

        Several significant changes to the Company's tax posture occurred as a result of the Plan, including the conversion of certain of the Company's regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes, and certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result eliminates the Company's recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. In May 2007, Mirant New York, Inc. was converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York.

        Certain of the Company's other subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those corporate regarded entities, the Company allocates current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent the Company provides tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

        The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, the Company recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations the Company recognized a decrease in accrued liabilities of approximately $51 million. The additional tax benefit resulted in an increase of the same amount to member's interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company's effective tax rate if it were to be recognized. The Company does not currently anticipate any significant changes to the amount of the unrecognized tax benefit absent changes in judgment about the realizability of its recognized or unrecognized tax benefits. The Company's tax provision continues to include the accrual for any penalties and interest subsequent to its adoption of FIN 48.

        The amount and ultimate utilization of the Company's remaining NOLs and pro forma NOLs will depend on several factors, including the Company's future financial performance and certain tax elections. At December 31, 2006, Mirant considered it to be more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, Mirant made the decision to elect §382(l)(6) in its 2006 income tax return that was filed on September 15, 2007. As a result, the recorded deferred income tax items and pro forma deferred income tax items, including pre-emergence NOLs and pro forma NOLs, are presented in accordance with the §382(l)(6) treatment at September 30, 2007. This change had no net effect on the consolidated balance sheets or consolidated statements of operations. Similarly, this change had no net effect on the Company's pro forma deferred tax items or pro forma income tax because the increase in the pro forma deferred tax asset NOLs was equally offset by an increase in the related pro forma deferred tax asset valuation allowance.

        Under §382(l)(6), the Company will be subject to an annual limitation on the use of the pre-emergence NOLs and pro forma NOLs including the effect of net unrealized built-in gains. The pro forma NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with Mirant stock as required under §382(l)(5). The Company has elected in its 2006 tax return to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

        SFAS No. 109 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The establishment of a valuation allowance requires significant judgment as to a company's ability to generate taxable income during future periods in which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including its past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. The Company continues to maintain its valuation allowance against its deferred tax assets. As such, the Company's deferred tax assets reduced by the valuation allowance are completely offset with its deferred tax liabilities.

        If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be $4 million and $13 million, for the three and nine months ended September 30, 2007, respectively, compared to $1 million and $3 million for the same periods in 2006. The pro forma balance of the Company's deferred income taxes would be zero as of September 30, 2007. The pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is $86 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company's pro forma effective tax rate if it were recognized.

J. Segment Reporting

        The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. Other Operations includes proprietary trading and fuel oil management. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues—affiliate	$538	$186	$8	$73	$(807)	$(2)
Operating revenues—nonaffiliate	4	3	37	735	—	779

Total operating revenues	542	189	45	808	(807)	777

Cost of fuel, electricity and other products—affiliate	113	47	9	639	(807)	1
Cost of fuel, electricity and other products—nonaffiliate	54	71	1	163	(5)	284

Total cost of fuel, electricity and other products	167	118	10	802	(812)	285

Gross Margin	375	71	35	6	5	492

Operating Expenses:
Operations and maintenance—affiliate	39	21	11	5	—	76
Operations and maintenance—nonaffiliate	52	25	7	(1)	—	83
Depreciation and amortization	21	6	3	—	—	30

Total operating expenses	112	52	21	4	—	189

Operating income	263	19	14	2	5	303

Total other expense (income), net	(1)	—	—	44	—	43

Income (loss) from continuing operations	$264	$19	$14	$(42)	$5	$260

Total assets of continuing operations at September 30, 2007	$3,702	$623	$195	$1,826	$(1,131)	$5,215

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2007:
Operating revenues—affiliate	$1,040	$502	$23	$498	$(2,012)	$51
Operating revenues—nonaffiliate	(151)	11	107	1,614	—	1,581

Total operating revenues	889	513	130	2,112	(2,012)	1,632

Cost of fuel, electricity and other products—affiliate	284	117	31	1,628	(2,012)	48
Cost of fuel, electricity and other products—nonaffiliate	120	214	1	456	(14)	777

Total cost of fuel, electricity and other products	404	331	32	2,084	(2,026)	825

Gross Margin	485	182	98	28	14	807

Operating Expenses:
Operations and maintenance—affiliate	105	57	29	14	—	205
Operations and maintenance—nonaffiliate	160	81	25	—	—	266
Depreciation and amortization	60	19	10	—	—	89
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(2)	(25)	(2)	—	10	(19)

Total operating expenses	323	307	62	14	10	716

Operating income (loss)	162	(125)	36	14	4	91

Total other expense (income), net	(4)	(6)	(5)	158	—	143

Income (loss) from continuing operations before reorganization items	166	(119)	41	(144)	4	(52)
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$166	$(117)	$41	$(144)	$4	$(50)

Total assets of continuing operations at September 30, 2007	$3,702	$623	$195	$1,826	$(1,131)	$5,215

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2006:
Operating revenues—affiliate	$546	$210	$22	$168	$(929)	$17
Operating revenues—nonaffiliate	97	(2)	34	890	—	1,019

Total operating revenues	643	208	56	1,058	(929)	1,036

Cost of fuel, electricity and other products—affiliate	183	107	16	673	(929)	50
Cost of fuel, electricity and other products—nonaffiliate	7	21	—	347	(6)	369

Total cost of fuel, electricity and other products	190	128	16	1,020	(935)	419

Gross Margin	453	80	40	38	6	617

Operating Expenses:
Operations and maintenance—affiliate	35	20	11	6	—	72
Operations and maintenance—nonaffiliate	45	33	6	—	—	84
Depreciation and amortization	19	7	3	3	—	32
Impairment losses	—	118	—	2	—	120
Gain on sales of assets, net	(2)	(3)	—	(1)	3	(3)

Total operating expenses	97	175	20	10	3	305

Operating income (loss)	356	(95)	20	28	3	312

Total other expense (income), net	—	(2)	(1)	49	—	46

Income (loss) from continuing operations before income taxes	356	(93)	21	(21)	3	266

Provision for income taxes	—	—	—	1	—	1

Income (loss) from continuing operations	$356	$(93)	$21	$(22)	$3	$265

Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,029	$(1,755)	$5,305

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
			(in millions)
Nine Months Ended September 30, 2006:
Operating revenues—affiliate	$1,436	$650	$41	$285	$(2,365)	$47
Operating revenues—nonaffiliate	152	(1)	97	2,368	—	2,616

Total operating revenues	1,588	649	138	2,653	(2,365)	2,663

Cost of fuel, electricity and other products—affiliate	404	277	43	1,742	(2,365)	101
Cost of fuel, electricity and other products—nonaffiliate	76	92	—	806	(38)	936

Total cost of fuel, electricity and other products	480	369	43	2,548	(2,403)	1,037

Gross Margin	1,108	280	95	105	38	1,626

Operating Expenses:
Operations and maintenance—affiliate	104	59	30	17	—	210
Operations and maintenance—nonaffiliate	149	106	17	—	—	272
Depreciation and amortization	55	18	10	8	—	91
Impairment losses	—	118	—	2	—	120
Gain on sales of assets, net	(7)	(46)	—	(1)	45	(9)

Total operating expenses	301	255	57	26	45	684

Operating income (loss)	807	25	38	79	(7)	942

Total other expense (income), net	(3)	(1)	(2)	176	—	170

Income (loss) from continuing operations before reorganization items and income taxes	810	26	40	(97)	(7)	772

Reorganization items, net	—	(1)	—	—	—	(1)
Provision for income taxes	—	—	—	3	—	3

Income (loss) from continuing operations	$810	$27	$40	$(100)	$(7)	$770

Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,029	$(1,755)	$5,305

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

Chapter 11 Proceedings

        On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the "Mirant Debtors"), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Company and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of September 30, 2007, approximately one million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

        On July 13, 2007, Mirant Lovett filed the Mirant Lovett Plan with the Bankruptcy Court for its approval. The Bankruptcy Court entered an order confirming the Mirant Lovett Plan on September 19, 2007. The Mirant Lovett Plan became effective on October 2, 2007, resulting in Mirant Lovett's emergence from bankruptcy. The Mirant Lovett Plan provided unsecured creditors of Mirant Lovett with the same treatment afforded holders of unsecured claims against the Company and its subsidiaries under the Plan. Such unsecured creditors of Mirant Lovett received their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of the Company and its subsidiaries.

Pepco Litigation

        In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into a contractual agreement with respect to certain PPAs (the "Back-to-Back Agreement"), including Pepco's long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

        Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that included as parties Pepco and various of the Company's subsidiaries, caused the Company's subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement were performed after January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

        On May 30, 2006, Mirant and various of its subsidiaries, including subsidiaries of the Company (collectively the "Mirant Settling Parties"), entered into a Settlement Agreement and Release (the "Settlement Agreement") with Pepco and various affiliates of Pepco (collectively the "Pepco Settling Parties"). The Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Settlement Agreement became effective August 10, 2007. The Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties have released each other from all claims known as of May 30, 2006. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement was also rejected.

        With respect to the other agreements executed as part of the closing of the APSA (the "Ancillary Agreements") and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary's performance. Mirant Power Purchase's obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements.

        The Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant's bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. Pepco's liquidation of those shares resulted in net proceeds of approximately $522 million, and Pepco paid Mirant the amount in excess of $520 million.

California and Western Power Markets

        FERC Refund Proceedings Arising Out of California Energy Crisis.    High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). The proceedings that remain pending include proceedings (1) ordered by FERC on July 25, 2001, (the "FERC Refund Proceedings") to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the CAISO or the Cal PX from October 2, 2000, through June 20, 2001 (the "Refund Period"), (2) ordered by FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the "Pacific Northwest Proceeding"), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. Various parties appealed FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit has ruled that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs.

        On January 14, 2005, Mirant and certain of its subsidiaries, including the Company (the "Mirant Settling Parties"), entered into a Settlement and Release of Claims Agreement (the "California Settlement") with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the "California Parties"). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing's potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties, including Mirant Americas Energy Marketing, from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. The settlement did not relieve Mirant Americas Energy Marketing of liability for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

        Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Company's view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing's bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing's potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

        FERC Show Cause Proceeding Relating to Trading Practices.    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the "Trading Settlement Agreement") entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing's bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding has appealed the FERC's June 27, 2005, order to the Ninth Circuit.

        Mirant Americas Energy Marketing Contract Dispute with Nevada Power.    On December 5, 2001, Nevada Power Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this complaint. Nevada Power appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and remanded the proceeding to the FERC. On September 25, 2007, the United States Supreme Court granted a petition for writ of certiorari asking that it review that decision by the Ninth Circuit. The sales made under the contract with Nevada Power have been completed, and the Company expects that any refund claim related to that contract, if not now barred, will be addressed in the Chapter 11 proceedings.

        Mirant Americas Energy Marketing Contract Dispute with Southern California Water.    On December 21, 2001, Southern California Water Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive markets. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and remanded the proceeding to the FERC. On September 25, 2007, the United States Supreme Court granted a petition for writ of certiorari asking that it review that decision by the Ninth Circuit. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing's contract obligations to Southern California Water Company, including any potential refund obligations.

Environmental Matters

        EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA's NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries' ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the plants by subsidiaries of the Company. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company's subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland are installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA's NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company's subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company's subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

        Mirant Potomac River Operations.    On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the "Permit") for the Potomac River plant that significantly restricted the plant's operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board's directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue. On October 19, 2007, the Virginia DEQ published a draft of this more comprehensive permit to solicit comments from the public. If adopted as proposed, this comprehensive permit would also impose stringent limits on SO2 emissions that would limit Mirant Potomac to operating no more than three of the five units of the Potomac River generating facility at any one time.

        New York State Administrative Claim.    On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors' Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company's subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company's subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company's New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Although this administrative claim remains stayed, the bulk of the existing outstanding matters upon which the claim was based have been separately resolved with the NYSDEC.

        Riverkeeper Suit Against Mirant Lovett.    On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant's cooling water intake structures in violation of Mirant Lovett's water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys' fees. Mirant Lovett's view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that has stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable.

        Notices of Intent to Sue for Alleged Violations of the Endangered Species Act.    Mirant and Mirant Delta have received two letters, one dated September 27, 2007, sent on behalf of the Coalition for a Sustainable Delta, four water districts, and an individual and the second dated October 16, 2007, sent on behalf of San Francisco Baykeeper (collectively with the parties sending the September 27, 2007, letter, the "Noticing Parties"), providing notice that the Noticing Parties intend to file suit alleging that Mirant Delta has violated, and continues to violate, the federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating plants. The Noticing Parties contend that the plants use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species have not been complied with by Mirant Delta and no longer apply to permit the impacts on the four fish species caused by the operation of the Contra Costa and Pittsburg generating plants. Mirant Delta disputes the allegations made by the Noticing Parties.

Pepco Assertion of Breach of Local Area Support Agreement

        In 2005, computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to a directive from the Virginia DEQ. Following that action, Mirant Potomac River notified Pepco that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. Pepco responded that it considered Mirant Potomac River's shutdown of the plant to be a material breach of the Local Area Support Agreement that was not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River's actions entitled Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in Mirant's bankruptcy proceedings asserting that Mirant Potomac River's shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million.

        The Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties that became effective August 10, 2007, resolved all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco released all claims it asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco received in the Mirant bankruptcy proceeding.

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

Overview

        Our continuing operations generate revenues primarily through the production of electricity. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions and in California, and energy trading and marketing operations based in Atlanta, Georgia.

        On May 1, 2007, we completed the sale of our Zeeland and Bosque natural gas-fired plants to Broadway Generating Company, LLC, a member of the LS Power Group. We recognized a cumulative loss of $8 million related to the sale. In the third quarter of 2006, we recorded an impairment loss of $71 million to reduce the carrying value of the assets held for sale to the estimated fair value. In subsequent periods, we recorded reductions to the impairment loss of approximately $63 million due to the results of the sale process. The net proceeds from the sale, after paying transaction costs were $524 million. In addition, on May 7, 2007, we completed the sale of Mirant NY-Gen to Alliance Energy Renewables, LLC and recognized a gain of $8 million.

        We are an indirect wholly-owned subsidiary of Mirant. On November 9, 2007, Mirant announced a conclusion to the strategic review process it had announced on April 9, 2007. Mirant plans to return a total of $4.6 billion of excess cash to its stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. Mirant will determine how best to return additional cash upon completion of the accelerated share repurchase.

        Our Mid-Atlantic operations contributed 73% of our $474 million of realized gross margin for the three months ended September 30, 2007, and 63% of our $1.278 billion of realized gross margin for the nine months ended September 30, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market participate in the reliability pricing model ("RPM") forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region's demand requirements. PJM has conducted three RPM auctions. The results of the PJM RPM capacity auctions for the SWMAAC delivery area, where our plants are located, were as follows:

Auction Date	Delivery of Capacity Period	Resource Clearing Price per MW-day
April 2007	June 1, 2007 to May 31, 2008	$188.54
July 2007	June 1, 2008 to May 31, 2009	$210.11
October 2007	June 1, 2009 to May 31, 2010	$237.33

        An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011 period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008, for delivery of capacity from June 1, 2011 to May 31, 2012.

        On July 30, 2007, Mirant Mid-Atlantic and Mirant Chalk Point, both indirect subsidiaries of Mirant Americas Generation, entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at the Morgantown, Dickerson and Chalk Point generating stations. The expected cost under the agreement is approximately $1.1 billion and is a part of total capital expenditures of approximately $1.6 billion that we expect to incur through 2009 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

        The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

        We reported net income of $260 million and net loss of $52 million for the three and nine months ended September 30, 2007, respectively, compared to net income of $205 million and $709 million for the same periods in 2006.

        Income (loss) from continuing operations was income of $260 million and loss of $50 million for the three and nine months ended September 30, 2007, respectively, compared to income of $265 million and $770 million for the comparable periods in 2006. Significant factors contributing to the change for the 2007 periods as compared to the 2006 periods were:

  •
  Realized gross margin increased $73 million and $245 million in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to higher capacity revenues and the settlement of favorable fuel oil management positions.

  •
  For the three and nine months ended September 30, 2007, as compared to the same periods in 2006, a decrease in unrealized gross margin reduced net income by $198 million and $1.064 billion, respectively. Unrealized gross margin includes the net unrealized portion of our derivative contracts which are primarily related to our asset hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

  •
  In the second quarter of 2007, we recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. In the third quarter of 2006, we recorded an impairment loss of $120 million to reduce the carrying value of the development and construction costs of the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to these impairments.

        Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are detailed as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)	2007	2006	Increase/(Decrease)
Realized gross margin	$474	$401	$73	$1,278	$1,033	$245
Unrealized gross margin	18	216	(198)	(471)	593	(1,064)

Total gross margin	492	617	(125)	807	1,626	(819)

Operating expenses:
Operations and maintenance
Affiliate	76	72	4	205	210	(5)
Nonaffiliate	83	84	(1)	266	272	(6)
Depreciation and amortization	30	32	(2)	89	91	(2)
Impairment losses	—	120	(120)	175	120	55
Gain on sales of assets, net	—	(3)	3	(19)	(9)	(10)

Total operating expenses	189	305	(116)	716	684	32

Operating income	303	312	(9)	91	942	(851)

Other expense (income), net
Affiliate	1	—	1	1	(1)	2
Nonaffiliate	42	46	(4)	142	171	(29)

Income (loss) from continuing operations before reorganization items, net and income taxes	260	266	(6)	(52)	772	(824)
Reorganization items, net	—	—	—	(2)	(1)	(1)
Provision for income taxes	—	1	(1)	—	3	(3)

Income (loss) from continuing operations	260	265	(5)	(50)	770	(820)
Loss from discontinued operations	—	(60)	60	(2)	(61)	59

Net income (loss)	$260	$205	$55	$(52)	$709	$(761)

        In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Martha's Vineyard and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management activities, expenses, interest on our debt and the debt at Mirant North America and interest income on our invested cash balances.

Operating Statistics

        The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)	2007	2006	Increase/(Decrease)
Mid-Atlantic	41%	44%	(3)%	36%	36%	—%
Northeast	25%	22%	3%	24%	18%	6%
California	9%	8%	1%	5%	6%	(1)%
Total	30%	30%	—%	26%	24%	2%

        The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)	2007	2006	Increase/(Decrease)
Mid-Atlantic	4,746	5,066	(320)	12,541	12,385	156
Northeast	1,475	1,434	41	4,389	3,564	825
California	450	414	36	697	943	(246)

Total	6,671	6,914	(243)	17,627	16,892	735

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Gross Margin

        The following table details realized and unrealized gross margin by operating region (in millions):

	Three Months Ended September 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$345	$30	$375	$267	$186	$453
Northeast	77	(6)	71	72	8	80
California	35	—	35	39	1	40
Other Operations	12	(6)	6	17	21	38
Eliminations	5	—	5	6	—	6

Total	$474	$18	$492	$401	$216	$617

        Gross margin for the three months ended September 30, 2007 and 2006, is further detailed as follows (in millions):

	Three Months Ended September 30, 2007
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$243	$36	$1	$12	$5	$297
Contracted and capacity	84	21	34	—	—	139
Incremental realized value of hedges	18	20	—	—	—	38
Unrealized gross margin	30	(6)	—	(6)	—	18

Total	$375	$71	$35	$6	$5	$492

	Three Months Ended September 30, 2006
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$239	$41	$10	$17	$6	$313
Contracted and capacity	12	13	30	—	—	55
Incremental realized value of hedges	16	18	(1)	—	—	33
Unrealized gross margin	186	8	1	21	—	216

Total	$453	$80	$40	$38	$6	$617

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

        Unrealized gross margin represents the net unrealized gain or loss from our derivative contracts.

        Our gross margin for the three months ended September 30, 2007, was $492 million as compared to $617 million for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, is principally due to the following:

        A decrease of $198 million in unrealized gross margin was primarily due to the following:

  •
  unrealized gains of $18 million in the third quarter of 2007, comprised of a $30 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the third quarter, partially offset by unrealized losses of $12 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $216 million in the third quarter of 2006, comprised of a $139 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the third quarter and unrealized gains of $77 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods.

        Realized gross margin increased $73 million primarily as a result of higher capacity revenues due principally to the introduction of the RPM capacity market in the Mid-Atlantic region during 2007.

Mid-Atlantic

        Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generating capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,
	2007	2006	Increase/(Decrease)
Realized gross margin	$345	$267	$78
Unrealized gross margin	30	186	(156)

Total gross margin	375	453	(78)

Operating expenses:
Operations and maintenance	91	80	11
Depreciation and amortization	21	19	2
Gain on sales of assets, net	—	(2)	2

Total operating expenses	112	97	15

Operating income	263	356	(93)

Total other income, net	(1)	—	(1)

Income from continuing operations before reorganization items and income taxes	$264	$356	$(92)

Gross Margin

	Three Months Ended September 30,
	2007	2006	Increase/(Decrease)
Energy	$243	$239	$4
Contracted and capacity	84	12	72
Incremental realized value of hedges	18	16	2

Total realized gross margin	345	267	78
Unrealized gross margin	30	186	(156)

Total gross margin	$375	$453	$(78)

        The increase of $78 million in realized gross margin was primarily due to the following:

  •
  an increase of $72 million in contracted and capacity, primarily as a result of revenues from the PJM RPM, which became effective in June 2007. Due to an improvement in operating performance in the third quarter of 2007, we were able to recover a $7 million reduction in capacity revenues recorded in the second quarter of 2007 related to lower availability due to the extension of a planned spring outage at our Morgantown generation facility; and

  •
  an increase of $4 million in energy primarily due to a significant decrease in emissions prices and an increase in power prices, partially offset by lower generation volumes.

        The decrease of $156 million in unrealized gross margin was primarily due to the following:

  •
  unrealized gains of $30 million in 2007, which includes $38 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the third quarter of 2007, partially offset by an $8 million decrease related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $186 million in 2006, which includes $110 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in power prices and $76 million related to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $15 million in operating expenses includes an increase of $11 million in operations and maintenance expense. Of the $11 million increase, $7 million was related to higher maintenance and environmental compliance costs in 2007 and $4 million was due to an increase in overhead allocations as a result of Mirant's and our dispositions completed in 2007.

Northeast

        Our Northeast segment is comprised of our assets located in New York and New England with total generating capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$77	$72	$5
Unrealized gross margin	(6)	8	(14)

Total gross margin	71	80	(9)

Operating expenses:
Operations and maintenance	46	53	(7)
Depreciation and amortization	6	7	(1)
Impairment losses	—	118	(118)
Gain on sales of assets, net	—	(3)	3

Total operating expenses	52	175	(123)

Operating income (loss)	19	(95)	114

Total other income, net	—	(2)	2

Income (loss) from continuing operations before reorganization items and income taxes	$19	$(93)	$112

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$36	$41	$(5)
Contracted and capacity	21	13	8
Incremental realized value of hedges	20	18	2

Total realized gross margin	77	72	5
Unrealized gross margin	(6)	8	(14)

Total gross margin	$71	$80	$(9)

        The increase of $5 million in realized gross margin was primarily due to the following:

  •
  an increase of $8 million in contracted and capacity primarily due to the implementation of a new forward capacity market ("FCM") in New England. See "Item 1. Regulatory Environment" in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of the new FCM; and

  •
  a decrease of $5 million in energy primarily due to higher prices for fuel oil.

        The decrease of $14 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $6 million in 2007, which includes $4 million related to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices and a decrease of $2 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $8 million in 2006, which includes $5 million related to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods and $3 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices.

Operating Expenses

        Operating expenses decreased $123 million, primarily due to the $118 million impairment loss in 2006 on the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. In addition, operations and maintenance expense decreased $7 million primarily due to a $5 million decrease in property taxes and a $2 million decrease in maintenance costs.

California

        Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generating capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$35	$39	$(4)
Unrealized gross margin	—	1	(1)

Total gross margin	35	40	(5)

Operating expenses:
Operations and maintenance	18	17	1
Depreciation and amortization	3	3	—

Total operating expenses	21	20	1

Operating income	14	20	(6)

Total other income, net	—	(1)	1

Income from continuing operations before reorganization items and income taxes	$14	$21	$(7)

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$1	$10	$(9)
Contracted and capacity	34	30	4
Incremental realized value of hedges	—	(1)	1

Total realized gross margin	35	39	(4)
Unrealized gross margin	—	1	(1)

Total gross margin	$35	$40	$(5)

        The decrease in our energy gross margin and increase in our contracted and capacity gross margin were primarily a result of the commencement of the new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See "Item 1. Business Segments" in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

        Other Operations includes proprietary trading and fuel oil management. The following tables summarize our Other Operations segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$12	$17	$(5)
Unrealized gross margin	(6)	21	(27)

Total gross margin	6	38	(32)

Operating expenses:
Operations and maintenance	4	6	(2)
Depreciation and amortization	—	3	(3)
Impairment losses	—	2	(2)
Gain on sales of assets, net	—	(1)	1

Total operating expenses	4	10	(6)

Operating income (loss)	2	28	(26)

Total other expense, net	44	49	(5)

Loss from continuing operations before reorganization items and income taxes	$(42)	$(21)	$(21)

Gross Margin

	Three Months Ended September 30,
	2007	2006	Decrease
Energy	$12	$17	$(5)

Total realized gross margin	12	17	(5)
Unrealized gross margin	(6)	21	(27)

Total gross margin	$6	$38	$(32)

        The decrease of $27 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses in 2007 of $6 million primarily related to unrealized losses on proprietary trading and fuel oil management activities; and

  •
  unrealized gains in 2006 of $21 million primarily related to unrealized gains on proprietary trading and fuel oil management activities.

Discontinued Operations

        Loss from discontinued operations decreased $60 million for the three months ended September 30, 2007, as compared to the same period in 2006. In 2006, loss from discontinued operations included the results of operations of the Mirant Zeeland, Mirant Texas and Mirant NY-Gen. The decrease of $60 million was primarily due to the disposition of these assets in the second quarter of 2007.

        See Note C to our unaudited condensed consolidated financial statements for additional information related to dispositions and discontinued operations.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

        The following table details realized and unrealized gross margin by operating region (in millions):

	Nine Months Ended September 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$808	$(323)	$485	$597	$511	$1,108
Northeast	220	(38)	182	239	41	280
California	98	—	98	93	2	95
Other Operations	138	(110)	28	66	39	105
Eliminations	14	—	14	38	—	38

Total	$1,278	$(471)	$807	$1,033	$593	$1,626

        Gross margin for the nine months ended September 30, 2007 and 2006, is further detailed as follows (in millions):

	Nine Months Ended September 30, 2007
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$552	$91	$3	$138	$14	$798
Contracted and capacity	122	66	95	—	—	283
Incremental realized value of hedges	134	63	—	—	—	197
Unrealized gross margin	(323)	(38)	—	(110)	—	(471)

Total	$485	$182	$98	$28	$14	$807

	Nine Months Ended September 30, 2006
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$457	$101	$13	$66	$38	$675
Contracted and capacity	31	29	82	—	—	142
Incremental realized value of hedges	109	109	(2)	—	—	216
Unrealized gross margin	511	41	2	39	—	593

Total	$1,108	$280	$95	$105	$38	$1,626

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

        Unrealized gross margin represents the unrealized gain or loss from our derivative contracts.

        Our gross margin for the nine months ended September 30, 2007, was $807 million as compared to $1.626 billion for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, is principally due to the following:

        A decrease of $1.064 billion in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $471 million for the nine months ended September 30, 2007, which includes $355 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $116 million due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007; and

  •
  unrealized gains of $593 million for the nine months ended September 30, 2006, which includes $445 million related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in 2006 and $148 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods.

        An increase of $245 million in realized gross margin primarily as a result of higher capacity revenues, higher energy prices and higher generation volumes.

Mid-Atlantic

        Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generating capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$808	$597	$211
Unrealized gross margin	(323)	511	(834)

Total gross margin	485	1,108	(623)

Operating expenses:
Operations and maintenance	265	253	12
Depreciation and amortization	60	55	5
Gain on sales of assets, net	(2)	(7)	5

Total operating expenses	323	301	22

Operating income	162	807	(645)

Total other income, net	(4)	(3)	(1)

Income from continuing operations before reorganization items and income taxes	$166	$810	$(644)

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$552	$457	$95
Contracted and capacity	122	31	91
Incremental realized value of hedges	134	109	25

Total realized gross margin	808	597	211
Unrealized gross margin	(323)	511	(834)

Total gross margin	$485	$1,108	$(623)

        The increase of $211 million in realized gross margin was primarily due to the following:

  •
  an increase of $95 million in energy primarily due to a significant decrease in emissions prices and an increase in power prices;

  •
  an increase of $91 million in contracted and capacity primarily due to higher capacity revenues from the PJM RPM, which became effective in June 2007; and

  •
  an increase of $25 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

        The decrease of $834 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $323 million in 2007, which includes $218 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $105 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007; and

  •
  unrealized gains of $511 million in 2006, which includes $361 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $150 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $22 million in operating expenses includes an increase of $12 million in operations and maintenance expense. Of the $12 million increase, $10 million was related to higher maintenance and environmental compliance costs in 2007 as compared to the same period in 2006.

Northeast

        Our Northeast segment is comprised of our assets located in New York and New England with total generating capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$220	$239	$(19)
Unrealized gross margin	(38)	41	(79)

Total gross margin	182	280	(98)

Operating expenses:
Operations and maintenance	138	165	(27)
Depreciation and amortization	19	18	1
Impairment losses	175	118	57
Gain on sales of assets, net	(25)	(46)	21

Total operating expenses	307	255	52

Operating income (loss)	(125)	25	(150)

Total other income, net	(6)	(1)	(5)

Income (loss) from continuing operations before reorganization items and income taxes	$(119)	$26	$(145)

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$91	$101	$(10)
Contracted and capacity	66	29	37
Incremental realized value of hedges	63	109	(46)

Total realized gross margin	220	239	(19)
Unrealized gross margin	(38)	41	(79)

Total gross margin	$182	$280	$(98)

        The decrease of $19 million in realized gross margin was primarily due to the following:

  •
  an increase of $37 million in contracted and capacity primarily due to the implementation of the new FCM in New England. See "Item 1. Regulatory Environment" in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of the new FCM;

  •
  a decrease of $46 million in incremental realized value of hedges of our generation output, primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices; and

  •
  a decrease of $10 million in energy primarily due to a decrease in average settlement prices and higher prices for fuel oil, partially offset by an increase related to higher generation volumes.

        The decrease of $79 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $38 million in 2007, which includes $53 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by an increase of $15 million due to an increase in value of forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices in 2007; and

  •
  unrealized gains of $41 million in 2006, which includes $31 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices and $10 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        Operating expenses increased $52 million primarily due to the following:

  •
  an increase of $57 million in impairment losses. In 2007, we recorded an impairment loss of $175 million on our Lovett facility. In 2006, we recorded an impairment loss of $118 million on the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to these impairments;

  •
  a decrease of $27 million in operations and maintenance expense, of which $21 million was due to a decrease in property taxes and $8 million was due to a decrease in maintenance costs as a result of the shutdown of Lovett units 3 and 4 in 2007; partially offset by

  •
  a decrease of $21 million in gain on sales of assets primarily due to lower sales of emissions allowances to affiliates. These gains are eliminated in the consolidated statement of operations.

California

        Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generating capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$98	$93	$5
Unrealized gross margin	—	2	(2)

Total gross margin	98	95	3

Operating expenses:
Operations and maintenance	54	47	7
Depreciation and amortization	10	10	—
Gain on sales of assets, net	(2)	—	(2)

Total operating expenses	62	57	5

Operating income	36	38	(2)

Total other income, net	(5)	(2)	(3)

Income from continuing operations before reorganization items and income taxes	$41	$40	$1

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$3	$13	$(10)
Contracted and capacity	95	82	13
Incremental realized value of hedges	—	(2)	2

Total realized gross margin	98	93	5
Unrealized gross margin	—	2	(2)

Total gross margin	$98	$95	$3

        The increase in our contracted and capacity gross margin and decrease in our energy gross margin were primarily a result of the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See "Item 1. Business Segments" in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

        Other Operations includes proprietary trading and fuel oil management. The following tables summarize our Other Operations segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$138	$66	$72
Unrealized gross margin	(110)	39	(149)

Total gross margin	28	105	(77)

Operating expenses:
Operations and maintenance	14	17	(3)
Depreciation and amortization	—	8	(8)
Impairment losses	—	2	(2)
Gain on sales of assets, net	—	(1)	1

Total operating expenses	14	26	(12)

Operating income	14	79	(65)

Total other expense, net	158	176	(18)

Loss from continuing operations before reorganization items and income taxes	$(144)	$(97)	$(47)

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$138	$66	$72

Total realized gross margin	138	66	72
Unrealized gross margin	(110)	39	(149)

Total gross margin	$28	$105	$(77)

        The decrease of $149 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses in 2007 of $110 million, which includes unrealized losses on proprietary trading and fuel oil management activities of $111 million due to $84 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in the forward value of power and fuel contracts for future periods of $27 million; and

  •
  unrealized gains on proprietary trading and fuel oil management activities of $39 million in 2006 due to an increase in the forward value of power and fuel contracts for future periods of $53 million, partially offset by unrealized losses of $14 million due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods.

        The increase of $72 million in realized gross margin was due to the increase of in energy related to our proprietary trading and fuel oil management activities as favorable positions entered into prior to 2007 were settled in the current period.

Operating Expenses

        Operating expenses decreased $12 million primarily due to a decrease of $8 million in depreciation expense.

Other Expense, Net

        Other expense, net decreased $18 million primarily due to the following:

  •
  an increase of $18 million in interest income related to increased cash balances due to the receipts of proceeds from dispositions completed in 2007;

  •
  a decrease of $13 million related to lower interest expense on our debt; and

  •
  a decrease in gain on sale of investments of $15 million in 2006, primarily related to the sale of a portion of our investment in InterContinental Exchange, Inc.

Discontinued Operations

        For the nine months ended September 30, 2007 and 2006, loss from discontinued operations was $2 million and $61 million, respectively, and included the results of operations of Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note C to our unaudited condensed consolidated financial statements for additional information related to discontinued operations.

Financial Condition

Liquidity and Capital Resources

Overview

        Our liquidity and capital requirements are primarily a function of the ability of our subsidiaries to pay dividends, our debt maturities, our subsidiaries' debt maturities, lease and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities for the nine months ended September 30, 2007, totaled $555 million compared to $249 million for the same period in 2006.

Debtor-in-Possession Financing for New York Subsidiaries

        Mirant North America and Mirant Americas Energy Marketing, (the "Primary DIP Lenders") entered into an agreement (the "Primary New York DIP Agreement") to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas (collectively, the "New York DIP Borrowers"), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers and the Primary New York DIP Agreements were terminated in conjunction with the Emerging New York Entities' emergence from bankruptcy on April 16, 2007.

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

        On April 18, 2007, a new DIP Agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. The financing has a stated maturity of 180 days and bears interest at a rate of LIBOR plus 4.25%. At September 30, 2007, there were no amounts outstanding under this loan. In addition, Mirant Lovett is required to post cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett's behalf. At September 30, 2007, Mirant Lovett was not required to post any collateral with Mirant Energy Trading. The DIP Agreement was terminated in conjunction with Lovett's emergence from bankruptcy on October 2, 2007.

Cash Flows

Continuing Operations

        Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $341 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the following:

  •
  an increase in realized gross margin of $245 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

  •
  an increase of $726 million due to a reduction in bankruptcy related claims and expenses. In 2007, we paid $15 million in claims payable for the New York entities and $3 million related to other Mirant Americas Generation claims. In 2006, we paid $1.734 billion of bankruptcy claims, of which $744 million was reflected in cash from operations;

  •
  an increase due to the escrow deposit of $70 million in the first quarter of 2006 related to the transfer of our Contra Costa 8 asset to PG&E which is included in funds on deposit in the unaudited condensed consolidated statements of cash flows. The deposit was refunded when the transfer was completed in the fourth quarter of 2006;

  •
  an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement which is included in customer accounts receivable, net in the unaudited condensed consolidated statements of cash flows;

  •
  a decrease of $475 million due to changes in posted collateral levels which are included in funds on deposit in the unaudited condensed consolidated statements of cash flows. For the nine months ended September 30, 2007, we posted an additional $90 million of cash collateral primarily to support energy marketing activities. The change in collateral for the nine months ended September 30, 2006, provided a source of cash of $385 million primarily due to a decrease in cash collateral to support energy marketing activities of $529 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. This was partially offset by a use of cash due to the deposit of $200 million into a cash collateral account to support the issuance of letters of credit;

  •
  a decrease of $131 million primarily due to the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of cash flows; and

  •
  an increase of $37 million in payments of interest.

        Investing Activities.    Net cash used in investing activities from continuing operations increased by $291 million for the nine months ended September 30, 2007, compared to the same period in 2006. This difference was primarily due to the following:

  •
  an increase of $287 million in capital expenditures primarily due to our environmental capital expenditures for our Mid-Atlantic generation facilities;

  •
  a decrease in proceeds from the sales of assets and investments of $7 million. In 2007, we received proceeds from the sale of assets of $26 million, which included $22 million from the sale of ancillary equipment included in the sale of our Zeeland and Bosque natural gas-fired plants. In 2006, we received $33 million from the sale of assets, which included $12 million from the sale of the Mirant Service Center and $15 million for the sale of a portion of our investment in InterContinental Exchange, Inc.; and

  •
  an increase of $3 million in proceeds from property insurance in 2007.

        Financing Activities.    Net cash used in financing activities from continuing operations was $494 million for the nine months ended September 30, 2007, compared to cash provided of $90 million for the same period in 2006. This difference of $584 million was primarily due to the following:

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

  •
  a decrease in the repayments of long-term debt of $1.324 billion. In 2007, we paid $137 million on the Mirant North America senior secured term loan. In 2006, we repaid $465 million on the Mirant North America senior secured revolving credit facility, which may be reborrowed, and $990 million of principal payments for debt settled under the Plan in 2006;

  •
  a distribution of $368 million in 2007 to our member, as compared to $148 million for the same period in 2006;

  •
  a payment of $250 million in 2006 to Mirant Americas under the Plan;

  •
  a decrease in debt issuance costs of $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America's debt offering, senior secured loan and secured revolving credit facility;

  •
  an increase of $21 million due to the issuance (repayment) of affiliate debt. In 2007, we had issuance of $7 million and in 2006 we had repayments of $14 million; and

  •
  in 2007, we received $5 million from the redemption of preferred stock issued by Mirant Americas.

Discontinued Operations

        Operating Activities.    Cash used in operating activities from discontinued operations was $14 million for the nine months ended September 30, 2007, compared to cash provided by operating activities of $21 million for the same period in 2006. In 2006, operating activities included cash flows from the Zeeland and Bosque natural gas-fired plants and Mirant NY-Gen for the entire nine month period. In 2007, operating activities included cash flows from the Zeeland and Bosque natural gas-fired plants and Mirant NY-Gen through their respective dates of sale.

        Investing Activities.    Net cash provided by investing activities from discontinued operations was $502 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $4 million in 2006. The difference was primarily due to proceeds from the sale of the Zeeland and Bosque natural gas-fired plants and Mirant NY-Gen in the second quarter of 2007.

Total Cash, Cash Equivalents and Credit Facility Availability

        At September 30, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $1.684 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At September 30, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$—
Mirant North America	695	675
Mirant Mid-Atlantic	251	75

Total cash and cash equivalents	965	750
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes	7	99

Total available cash and cash equivalents	958	651
Available under credit facilities	726	796

Total cash, cash equivalents and credit facilities availability	$1,684	$1,447

Cash and cash equivalents of discontinued operations	$—	$3

        We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated money market funds. During the fourth quarter of 2007, we transferred all of our cash investments into AAA-rated U.S. Treasury money market funds.

        Except for existing cash on hand, we are dependent on the distributions and dividends of our subsidiaries Mirant North America and Mirant Mid-Atlantic for liquidity. The ability of Mirant North America and Mirant Mid-Atlantic to pay distributions and dividends is restricted under the terms of their debt agreements and leverage lease documentation, respectively. At September 30, 2007, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving approximately $946 million at Mirant North America and its subsidiaries. Approximately $251 million of such amount was held by Mirant Mid-Atlantic which, as of September 30, 2007, met the ratio tests under the leveraged lease documents for distribution to Mirant North America. After taking into account its financial results for the nine months ended September 30, 2007, we expect Mirant North America to be able to distribute approximately $166 million to us in November 2007.

        Mirant Lovett emerged from bankruptcy on October 2, 2007. As a result, on this date, approximately $7 million of cash at Mirant Lovett was no longer considered restricted, but will be subject to the Mirant North America debt agreement restrictions described above.

Cash Collateral and Letters of Credit

        In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At September 30, 2007, our outstanding issued letters of credit totaled $274 million.

        The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2007 and December 31, 2006 (in millions):

	At September 30, 2007	At December 31, 2006
Continuing operations:
Cash collateral posted—energy trading and marketing	$117	$27
Cash collateral posted—other operating activities	11	11
Letters of credit—energy trading and marketing	88	100
Letters of credit—debt service and rent reserves	75	84
Letters of credit—other operating activities	111	15

	402	237
Discontinued operations:
Assets held for sale—letters of credit	—	5

Total	$402	$242

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

        The following is a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2007, from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006:

        On July 30, 2007, we entered into an agreement related to the installation of air quality control systems at our Morgantown, Dickerson and Chalk Point generation facilities for a target cost of approximately $1.1 billion.

Other Developments

        Climate change.    Concern over climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. One such effort is the Regional Greenhouse Gas Initiative (the "RGGI"), which is a multi-state regional initiative that uses a regional cap-and-trade program to reduce CO2 emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This is to be followed by a 10% reduction in emissions by 2019. In August 2006, seven states in the Northeast executed the RGGI memorandum of understanding indicating their intent to implement the RGGI. Three additional states have since joined the RGGI. At this time, our assets in Maryland, Massachusetts and New York will be affected. In August 2007, the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources proposed regulations to implement the RGGI. The NYSDEC and the New York State Energy Research and Development Authority issued proposed regulations to implement the RGGI in October 2007. Also in October 2007, the Maryland Department of the Environment issued a draft of regulations to be proposed to implement the RGGI, and it is expected to issue actual proposed regulations prior to the end of 2007. These proposed and draft regulations, if adopted in their current form, would require emitters of CO2 in each state to obtain allowances to emit CO2. No allowances would be granted to existing sources of such emissions, such as the generating facilities owned by our subsidiaries in Maryland, Massachusetts and New York. Instead, allowances would be made available for such facilities only by purchase through an auction process conducted by the state or through subsequent purchase from a party who held the allowances that had been sold through the auction. We and a number of other parties have submitted comments on the proposed regulations in Massachusetts, and we expect to comment on the proposed rules recently issued in New York and to be issued in Maryland. The final form of the regulations in each state and when they will take effect are uncertain. We are continuing to evaluate our options to comply with the RGGI, but implementation of the RGGI in Maryland, Massachusetts and New York could have a material impact upon our operations or our operating costs depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices resulting from market participants seeking to recover increases in operating costs caused by the RGGI.

        Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation, which among other things granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. On October 10, 2007, the State Air Pollution Control Board orally approved regulations that it interprets as prohibiting the purchase of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia by imposing a cap on emissions equal to the number of allowances allocated under the CAIR. These regulations are expected to be published in the near future. The Potomac River generating facility is located in a non-attainment area for ozone and PM2.5. Application of these regulations, if not modified or waived, will reduce our flexibility in complying with the CAIR in Virginia beginning in 2009 and could result in operating restrictions for our Potomac River generating facility.

Critical Accounting Estimates

        The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Long-Lived Asset Impairments

        Nature of Estimates Required.    We evaluate our long-lived assets, including goodwill and intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

        As a result of entering into the amendment to the 2003 Consent Decree and the Tax Assessments Agreement, we tested the recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. Our estimate of cash flows related to our impairment analysis of our Lovett generation facility involved considering scenarios for the future expected operation of the Lovett facility. The most likely scenario considered was the shut down of unit 5 by April 30, 2008, according to the amended 2003 Consent Decree. We also considered a scenario that assumes operations, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. As a result of the analysis, we recorded an impairment of long-lived assets of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

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

Income Taxes

        We are a limited liability company treated as a branch for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to our operations. Through December 31, 2005, we have allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, we did not record current period tax benefits on each regarded corporate entity's ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant's discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net tax operating losses and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted change.

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

        Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company's NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company's filed or yet to be filed tax returns. See Note I to our unaudited condensed consolidated financial statements for information about our January 1, 2007, adoption of FIN 48.

        When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant's direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution. Income tax payables and receivables related to Mirant New York which emerged from bankruptcy on April 16, 2007, were also resolved pursuant to the Supplemental Plan.

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

        Effect if Different Assumptions Used.    The amount and ultimate utilization of our remaining NOLs and pro forma NOLs will depend on several factors, including our future financial performance and certain tax elections. At December 31, 2006, Mirant considered it to be more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, Mirant made the decision to elect §382(l)(6) in its 2006 income tax return that was filed on September 15, 2007. As a result, our recorded deferred income tax items and pro forma deferred tax items, including our pre-emergence NOLs and pro forma NOLs, are presented in accordance with the §382(l)(6) treatment at September 30, 2007. This change had no net effect on the consolidated balance sheets or consolidated statements of operations. Similarly, this change had no net effect on our pro forma deferred taxes or pro forma income tax because the increase in the pro forma deferred tax asset NOLs was equally offset by an increase in the related pro forma deferred tax asset valuation allowance.

        Under §382(l)(6), we will be subject to an annual limitation on the use of the pre-emergence NOLs and pro forma NOLs, including the effect of net unrealized built-in gains. The pro forma NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with Mirant stock as required under §382(l)(5). We also elected in our 2006 tax return to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note E to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

        For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Inherent Limitations in Control Systems

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2007. Based upon this assessment, our management concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective.

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

Item 1A.    Risk Factors

        There have been no material changes in risk factors since those reported in Mirant Americas Generation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2007.

MIRANT AMERICAS GENERATION, LLC
By:	/s/ THOMAS E. LEGRO Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED) (in millions)
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings — See Note K— Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES