Form 10-Q
period 2008-03-31
MIRANT AMERICAS GENERATION LLC; MIRANT MID ATLANTIC LLC; Mirant North America, LLC
filed 2008-05-14
CIK 1140761, 1138258, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

N/A (Commission File Number)

51-0390520 (I.R.S. Employer Identification No.)

Mirant North America, LLC

(Exact name of registrant as specified in its charter)

N/A (Commission File Number)

20-4514609 (I.R.S. Employer Identification No.)

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

N/A (Commission File Number)

58-2574140 (I.R.S. Employer Identification No.)

Delaware

(State or other jurisdiction of incorporation or organization of all Registrants)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia 30338

(Address of Principal Executive Offices, including Zip Code, of all Registrants)

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

Mirant Americas Generation, LLC	☒ Yes ☐ No
Mirant North America, LLC	☒ Yes ☐ No
Mirant Mid-Atlantic, LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Mirant Americas Generation, LLC	☐	☐	☒	☐
Mirant North America, LLC	☐	☐	☒	☐
Mirant Mid-Atlantic, LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mirant Americas Generation, LLC	☐ Yes ☒ No
Mirant North America, LLC	☐ Yes ☒ No
Mirant Mid-Atlantic, LLC	☐ Yes ☒ No

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Mirant Americas Generation, LLC	☒ Yes ☐ No
Mirant North America, LLC	☒ Yes ☐ No
Mirant Mid-Atlantic, LLC	☒ Yes ☐ No

All of registrant’s outstanding membership interests are held by their parent and there are no membership interest held by nonaffiliates.

Registrant	Parent
Mirant Americas Generation, LLC	Mirant Americas, Inc.
Mirant North America, LLC	Mirant Americas Generation, LLC
Mirant Mid-Atlantic, LLC	Mirant North America, LLC

This combined Form 10-Q is separately filed by Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC. Information contained in this combined Form 10-Q relating to Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

Glossary of Certain Defined Terms

APSA—Asset Purchase and Sale Agreement dated June 7, 2000, between Mirant and Pepco.

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

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No. 143.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

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

ISO—Independent System Operator.

LIBOR—London InterBank Offered Rate.

MDE—Maryland Department of the Environment.

i

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas—Mirant Americas, Inc.

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Las Vegas—Mirant Las Vegas, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant New York—Mirant New York, LLC (formerly, Mirant New York, Inc.).

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Services—Mirant Services, LLC.

Mirant Sugar Creek—Mirant Sugar Creek, LLC.

Mirant Zeeland—Mirant Zeeland, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standards.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOV—Notice of violation.

NOx—Nitrogen oxides.

NSR—New source review.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

OTC—Over-the-Counter.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

PG&E—Pacific Gas & Electric Company.

PJM—Pennsylvania-New Jersey-Maryland Interconnection, LLC.

Plan—The plan of reorganization that was approved in conjunction with Mirant’s and the Companies’ emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement—Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, effective January 3, 2006.

PPA—Power purchase agreement.

Reserve Margin—Excess capacity over peak demand.

ii

RMR—Reliability-must-run.

RTO—Regional Transmission Organization.

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended.

SFAS—Statement of Financial Accounting Standards.

SFAS 5—SFAS No. 5, Accounting for Contingencies.

SFAS 109—SFAS No. 109, Accounting for Income Taxes.

SFAS 133—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (As Amended).

SFAS 141R—SFAS No. 141R, Business Combinations (Revised 2007).

SFAS 143—SFAS No. 143, Accounting for Asset Retirement Obligations.

SFAS 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —An Amendment of FASB Statement No. 133.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

Virginia DEQ—Virginia Department of Environmental Quality.

West Georgia—West Georgia Generating Company L.L.C.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•

increased margin requirements, market volatility or other market conditions that could increase the obligations of Mirant Americas Generation, Mirant North America and affiliates of Mirant Mid-Atlantic to post collateral beyond amounts that are expected;

•

our inability to access effectively the over-the-counter and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management and, for Mirant Americas Generation and Mirant North America, proprietary trading activities as expected, or result in material extraordinary gains or losses from open positions in fuel oil or other commodities;

•

deterioration in the financial condition of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic counterparties or Mirant Mid-Atlantic affiliates and the resulting failure to pay amounts owed to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic or to perform obligations or services due to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic beyond collateral posted;

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

•

volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and Mirant Americas Generation’s and Mirant North America’s proprietary trading activities;

•	our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

•	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

•	our and our affiliates’ ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	our ability to obtain adequate supply and delivery of fuel for our facilities;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of carbon dioxide and other greenhouse gases;

•

our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•	war, terrorist activities or the occurrence of a catastrophic loss;

•

Mirant Americas Generation’s and Mirant North America’s consolidated indebtedness and the possibility that Mirant Americas Generation and Mirant North America or their subsidiaries may incur additional indebtedness in the future;

•

restrictions on the ability of Mirant Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant Americas Generation, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant Americas Generation’s ability to access the cash flow of those subsidiaries to make debt service and other payments;

•

restrictions on the ability of Mirant North America’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant North America, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant North America’s ability to access the cash flow of those subsidiaries to make debt service and other payments; and

•	the disposition of the pending litigation described in this combined Form 10-Q.

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Companies’ future performance (business, financial condition or results of operations and cash flows) are set forth in the respective Annual Report on Form 10-K of Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC for the year ended December 31, 2007.

Certain Terms

As used in this report, “we,” “us,” “our,” and the “Companies” refer to Mirant Americas Generation, LLC, Mirant North America, LLC, Mirant Mid-Atlantic, LLC and their subsidiaries, unless the context requires otherwise. In addition, as used in this report, “Mirant Americas Generation” refers to Mirant Americas Generation, LLC and its subsidiaries, “Mirant North America” refers to Mirant North America, LLC and its subsidiaries and “Mirant Mid-Atlantic” refers to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues—nonaffiliate	$302	$312
Operating revenues—affiliate	—	33

Total operating revenues	302	345

Cost of fuel, electricity and other products—nonaffiliate	238	277
Cost of fuel, electricity and other products—affiliate	2	36

Total cost of fuel, electricity and other products	240	313

Gross Margin	62	32

Operating Expenses:
Operations and maintenance—nonaffiliate	86	86
Operations and maintenance—affiliate	72	65
Depreciation and amortization	31	30
Gain on sales of assets, net	(4)	(2)

Total operating expenses	185	179

Operating Loss	(123)	(147)

Other Expense (Income), net:
Interest expense—nonaffiliate	52	65
Interest income—nonaffiliate	(7)	(12)
Other, net	2	—

Total other expense, net	47	53

Loss From Continuing Operations Before Reorganization Items	(170)	(200)
Reorganization items, net	—	(1)

Loss From Continuing Operations	(170)	(199)
Loss From Discontinued Operations	—	(6)

Net Loss	$(170)	$(205)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$633	$698
Funds on deposit	345	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	389	542
Affiliate	6	2
Price risk management assets	1,365	687
Inventories	307	357
Prepaid rent and other payments	128	131

Total current assets	3,173	2,719

Property, Plant and Equipment, net	2,715	2,569

Noncurrent Assets:
Intangible assets, net	202	204
Price risk management assets	175	153
Prepaid rent	210	234
Debt issuance costs, net	47	49
Other	11	8

Total noncurrent assets	645	648

Total Assets	$6,533	$5,936

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$—	$6
Current portion of long-term debt	43	141
Accounts payable and accrued liabilities	522	574
Payable to affiliate	34	32
Price risk management liabilities	1,612	709
Accrued property taxes	4	7
Other	4	1

Total current liabilities	2,219	1,470

Noncurrent Liabilities:
Long-term debt	2,888	2,952
Price risk management liabilities	361	261
Asset retirement obligations	45	44
Other	52	40

Total noncurrent liabilities	3,346	3,297

Commitments and Contingencies
Equity:
Member’s interest	1,328	1,524
Preferred stock in affiliate	(360)	(355)

Total equity	968	1,169

Total Liabilities and Equity	$6,533	$5,936

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$1,524	$(355)
Net loss	(170)	—
Distribution to member	(59)	—
Capital contributions	27	—
Amortization of discount on preferred stock in affiliate	5	(5)
SFAS 157 adoption	1	—

Balance, March 31, 2008	$1,328	$(360)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(170)	$(205)
Loss from discontinued operations	—	(6)

Loss from continuing operations	(170)	(199)
Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	33	32
Gain on sales of assets and investments, net	(4)	(2)
Price risk management activities, net	303	359
Funds on deposit	(43)	(77)
Changes in other working capital	139	108

Total adjustments	428	420

Net cash provided by operating activities of continuing operations	258	221
Net cash provided by (used in) operating activities of discontinued operations	1	(8)

Net cash provided by operating activities	259	213

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(142)	(75)
Capitalized interest expense for projects under construction	(3)	(6)
Proceeds from the sales of assets and other investments	4	2
Proceeds from property insurance	—	2

Net cash used in investing activities of continuing operations	(141)	(77)
Net cash provided by investing activities of discontinued operations	18	—

Net cash used in investing activities	(123)	(77)

Cash Flows from Financing Activities:
Repayment of long-term debt-affiliate	(6)	—
Repayment of long-term debt-nonaffiliate	(162)	(133)
Capital contributions	27	—
Distribution to member	(59)	(116)
Other financing activities	(1)	—

Net cash used in financing activities of continuing operations	(201)	(249)
Net cash provided by financing activities of discontinued operations	—	7

Net cash used in financing activities	(201)	(242)

Net Decrease in Cash and Cash Equivalents	(65)	(106)
Cash and Cash Equivalents, beginning of period	698	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	3

Cash and Cash Equivalents, end of period	$633	$644

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$9	$44
Cash paid for claims and professional fees from bankruptcy	$—	$6
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$1
Capital contribution pursuant to the Plan—non-cash	$—	$2

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues—nonaffiliate	$302	$312
Operating revenues—affiliate	—	33

Total operating revenues	302	345

Cost of fuel, electricity and other products—nonaffiliate	238	277
Cost of fuel, electricity and other products—affiliate	2	36

Total cost of fuel, electricity and other products	240	313

Gross Margin	62	32

Operating Expenses:
Operations and maintenance—nonaffiliate	86	86
Operations and maintenance—affiliate	72	65
Depreciation and amortization	31	30
Gain on sales of assets, net	(4)	(2)

Total operating expenses	185	179

Operating Loss	(123)	(147)

Other Expense (Income), net:
Interest expense—nonaffiliate	17	29
Interest income—nonaffiliate	(7)	(12)
Interest income—affiliate	(1)	(2)
Other, net	1	—

Total other expense, net	10	15

Loss From Continuing Operations Before Reorganization Items	(133)	(162)

Reorganization items, net	—	(1)

Loss From Continuing Operations	(133)	(161)
Loss From Discontinued Operations	—	(6)

Net Loss	$(133)	$(167)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$613	$697
Funds on deposit	345	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	389	542
Affiliate	14	10
Notes receivable—affiliate	93	93
Price risk management assets	1,365	687
Inventories	307	357
Prepaid rent and other payments	128	131

Total current assets	3,254	2,819

Property, Plant and Equipment, net	2,712	2,566

Noncurrent Assets:
Intangible assets, net	202	204
Price risk management assets	175	153
Prepaid rent	210	234
Debt issuance costs, net	38	39
Other	11	8

Total noncurrent assets	636	638

Total Assets	$6,602	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$—	$20
Current portion of long-term debt	43	141
Accounts payable and accrued liabilities	459	546
Payable to affiliate	34	32
Price risk management liabilities	1,612	709
Accrued property taxes	4	7
Other	4	1

Total current liabilities	2,156	1,456

Noncurrent Liabilities:
Long-term debt	1,256	1,294
Price risk management liabilities	361	261
Asset retirement obligations	45	44
Other	52	40

Total noncurrent liabilities	1,714	1,639

Commitments and Contingencies
Equity:
Member’s interest	2,965	3,157
Preferred stock in affiliate	(233)	(229)

Total equity	2,732	2,928

Total Liabilities and Equity	$6,602	$6,023

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,157	$(229)
Net loss	(133)	—
Distribution to member	(64)	—
Amortization of discount on preferred stock in affiliate	4	(4)
SFAS 157 adoption	1	—

Balance, March 31, 2008	$2,965	$(233)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(133)	$(167)
Loss from discontinued operations	—	(6)

Loss from continuing operations	(133)	(161)
Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	33	32
Gain on sales of assets and investments, net	(4)	(2)
Price risk management activities, net	303	359
Funds on deposit	(43)	(77)
Changes in other working capital	103	86

Total adjustments	392	398

Net cash provided by operating activities of continuing operations	259	237
Net cash provided by (used in) operating activities of discontinued operations	1	(8)

Net cash provided by operating activities	260	229

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(142)	(75)
Capitalized interest expense for projects under construction	(3)	(6)
Proceeds from the sales of assets and other investments	4	2
Proceeds from property insurance	—	2

Net cash used in investing activities of continuing operations	(141)	(77)
Net cash provided by investing activities of discontinued operations	18	—

Net cash used in investing activities	(123)	(77)

Cash Flows from Financing Activities:
Repayment of long-term debt-affiliate	(20)	—
Repayment of long-term debt-nonaffiliate	(136)	(133)
Distribution to member	(64)	(151)
Other financing activities	(1)	—

Net cash used in financing activities of continuing operations	(221)	(284)
Net cash provided by financing activities of discontinued operations	—	7

Net cash used in financing activities	(221)	(277)

Net Decrease in Cash and Cash Equivalents	(84)	(125)
Cash and Cash Equivalents, beginning of period	697	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	3

Cash and Cash Equivalents, end of period	$613	$625

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$8	$44
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$21
Capital contribution pursuant to the Plan—non-cash	$—	$17

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues—nonaffiliate	$(238)	$(173)
Operating revenues—affiliate	348	230

Total operating revenues	110	57

Cost of fuel, electricity and other products—nonaffiliate	7	35
Cost of fuel, electricity and other products—affiliate	139	95

Total cost of fuel, electricity and other products	146	130

Gross Margin	(36)	(73)

Operating Expenses:
Operations and maintenance—nonaffiliate	55	50
Operations and maintenance—affiliate	42	33
Depreciation and amortization	21	19
Gain on sales of assets, net	—	(1)

Total operating expenses	118	101

Operating Loss	(154)	(174)

Other Expense (Income), net:
Interest expense—nonaffiliate	1	1
Interest income—nonaffiliate	(1)	(2)

Total other expense (income), net	—	(1)

Net Loss	$(154)	$(173)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$244	$242
Receivables:
Nonaffiliate	1	9
Affiliate	147	142
Price risk management assets—nonaffiliate	—	10
Price risk management assets—affiliate	310	77
Fuel stock and emissions allowances	62	82
Materials and supplies	39	38
Prepaid rent	96	96
Funds on deposit	—	2
Other current assets	8	10

Total current assets	907	708

Property, Plant and Equipment, net	2,188	2,050

Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	88	67
Other intangible assets, net	149	150
Prepaid rent	210	234

Total noncurrent assets	1,246	1,250

Total Assets	$4,341	$4,008

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	155	137
Payable to affiliate	84	77
Price risk management liabilities—nonaffiliate	167	13
Price risk management liabilities—affiliate	386	96
Accrued taxes	3	8

Total current liabilities	798	334

Noncurrent Liabilities:
Long-term debt	27	27
Price risk management liabilities—nonaffiliate	201	123
Price risk management liabilities—affiliate	94	75
Asset retirement obligations	14	14
Other long-term liabilities	41	28

Total noncurrent liabilities	377	267

Commitments and Contingencies
Equity:
Member’s interest	3,399	3,636
Preferred stock in affiliate	(233)	(229)

Total equity	3,166	3,407

Total Liabilities and Equity	$4,341	$4,008

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,636	$(229)
Net loss	(154)	—
Distribution to member	(150)	—
Capital contributions	60	—
Amortization of discount on preferred stock in affiliate	4	(4)
SFAS 157 adoption	3	—

Balance, March 31, 2008	$3,399	$(233)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(154)	$(173)
Adjustments to reconcile net loss and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	21	19
Price risk management activities, net	300	319
Gain on sales of assets, net	—	(1)
Funds on deposit	2	—
Changes in other working capital	60	65

Total adjustments	383	402

Net cash provided by operating activities	229	229

Cash Flows from Investing Activities:
Capital expenditures	(136)	(71)
Property insurance proceeds	—	2

Net cash used in investing activities	(136)	(69)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(1)
Capital contributions	60	—
Distribution to member	(150)	—
Other financing activities	(1)	—

Net cash used in financing activities	(91)	(1)

Net Increase in Cash and Cash Equivalents	2	159
Cash and Cash Equivalents, beginning of period	242	75

Cash and Cash Equivalents, end of period	$244	$234

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$1

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of Mirant. Mirant North America is a wholly-owned subsidiary of Mirant Americas Generation. Mirant Mid-Atlantic is a wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant Americas Generation. The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of Mirant Corporation.

Mirant Mid-Atlantic owns or leases 5,244 MW of net electric generating capacity. Mirant Mid-Atlantic is part of the 10,097 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America, which reflects the exclusion of 183 MW related to unit 5 of the Lovett generating facility that was shut down on April 19, 2008. The 10,097 MW of net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation and Mirant North America also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note G to the unaudited condensed consolidated financial statements for further discussion of arrangements with these related parties.

B.	Accounting and Reporting Policies

Basis of Presentation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The accompanying unaudited condensed consolidated financial statements of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the respective Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their wholly-owned subsidiaries and have been prepared from the records maintained by Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their subsidiaries. All significant intercompany accounts and transactions within consolidated entities have been eliminated in consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

In preparing Mirant Americas Generation’s and Mirant North America’s consolidated statements of cash flows for the year ended December 31, 2007, management discovered that capitalized interest expense for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. For the three months ended March 31, 2007, the result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $6 million. The misstatement had no effect on Mirant Americas Generation’s and Mirant North America’s cash, net loss or member’s interest. Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2007, have been adjusted to reflect the immaterial correction of this misstatement.

In accordance with SFAS 144, the results of operations of Mirant Americas Generation’s and Mirant North America’s facilities that have been disposed of and have met the criteria for such classification have been reclassified to discontinued operations. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three months ended March 31, 2008 and 2007, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended March 31,
	2008	2007
Total interest costs	$63	$69
Capitalized and included in property, plant and equipment, net	(11)	(4)

Interest expense—nonaffiliate	$52	$65

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2008 and 2007, cash paid for interest was $12 million and $50 million, respectively, of which $3 million and $6 million, respectively, were capitalized.

Mirant North America

	Three Months Ended March 31,
	2008	2007
Total interest costs	$28	$33
Capitalized and included in property, plant and equipment, net	(11)	(4)

Interest expense—nonaffiliate	$17	$29

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2008 and 2007, cash paid for interest was $11 million and $50 million, respectively, of which $3 million and $6 million, respectively, were capitalized.

Recently Adopted Accounting Standards (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

SFAS 157. On September 15, 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted the provisions of SFAS 157 on January 1, 2008, for financial instruments and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 clarified that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of a company’s intent or ability to sell the asset or transfer the liability at the measurement date. The Companies have historically measured fair value using the approximate mid-point of the bid and ask prices. Upon adoption of SFAS 157, the Companies began measuring fair value based on the bid or ask price from independent broker quotes for its price risk management assets and liabilities in accordance with the exit price objective.

SFAS 157 clarified that non-performance risk, including an issuer’s credit standing, should be considered when measuring liabilities at fair value, precludes the use of a block discount when measuring instruments traded in an actively quoted market at fair value and requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

SFAS 157 nullified a portion of the guidance in EITF 02-3. Under EITF 02-3, the transaction price presumption prohibited recognition of a day one gain or loss at the inception of a derivative contract unless the fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. Day one gains or losses on transactions that had been deferred under EITF 02-3 were recognized in the period that valuation inputs became observable or when the contract performed.

The provisions of SFAS 157 are applied prospectively, except for the initial effect on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price presumption under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are to be recorded as a transition adjustment to beginning retained earnings in the year of adoption. Upon adoption of SFAS 157, Mirant Americas Generation and Mirant North America recognized a gain of approximately $1 million as a cumulative-effect adjustment to member’s interest, on January 1, 2008, and Mirant Mid-Atlantic recognized a gain of $3 million as a cumulative-effect adjustment to member’s interest on January 1, 2008. The cumulative-effect adjustments relate entirely to the recognition of inception gains and losses formerly deferred under EITF 02-3. See Note C for further discussion of SFAS 157.

SFAS 159. On February 15, 2007, the FASB issued SFAS 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not affect the Companies’ statements of operations, financial position or cash flows because the Companies did not elect the fair value option for any of its financial instruments.

FSP FIN 39-1. On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. In March 2008, the FASB issued SFAS 161 which, upon adoption, requires the presentation of disclosures for derivative and hedging activities on a gross basis. In SFAS 161, the FASB expressed the view that disclosing the fair value amounts of derivative instruments on a gross basis provides better information about how companies are managing risks. As a result, the Companies reevaluated their policies related to the net presentation of the price risk management assets and liabilities and related receivables and payables subject to master netting agreements. The Companies elected to discontinue the net presentation of assets and liabilities subject to master netting agreements upon adoption of FSP FIN 39-1. As required by FSP FIN 39-1, amounts at December 31, 2007, are also presented on a gross basis in the condensed consolidated balance sheet for consistent presentation as of March 31, 2008. As a result, total assets and total liabilities both increased by $929 million for Mirant Americas Generation and Mirant North America and $204 million for Mirant Mid-Atlantic. The change to gross presentation had no effect on net loss or member’s interest.

The following tables set forth the amounts as previously reported and the currently reported amounts at December 31, 2007 (in millions):

Mirant Americas Generation

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-nonaffiliate	$250	$292	$542
Price risk management assets, current	173	514	687
Price risk management assets, noncurrent	30	123	153

Accounts payable and accrued liabilities	$282	$292	$574
Price risk management liabilities, current	196	513	709
Price risk management liabilities, noncurrent	137	124	261

Mirant North America

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-nonaffiliate	$250	$292	$542
Price risk management assets, current	173	514	687
Price risk management assets, noncurrent	30	123	153

Accounts payable and accrued liabilities	$254	$292	$546
Price risk management liabilities, current	196	513	709
Price risk management liabilities, noncurrent	137	124	261

At March 31, 2008, Mirant Americas Generation and Mirant North America had approximately $16 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheet. In addition, approximately $1 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

Mirant Mid-Atlantic

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-affiliate	$83	$59	$142
Price risk management assets-nonaffiliate, current	9	1	10
Price risk management assets-affiliate, current	—	77	77
Price risk management assets-affiliate, noncurrent	—	67	67

Payable to affiliate	$18	$59	$77
Price risk management liabilities-nonaffiliate, current	12	1	13
Price risk management liabilities-affiliate, current	19	77	96
Price risk management liabilities-affiliate, noncurrent	8	67	75

New Accounting Standards Not Yet Adopted

Mirant Americas Generation and Mirant North America

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. SFAS 141R amends SFAS 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R further amends SFAS 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances. Mirant Americas Generation and Mirant North America are currently evaluating the potential effect of adopting SFAS 141R.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies will adopt FSP FAS 157-2 on January 1, 2009, and are currently evaluating the potential effect of adopting FSP FAS 157-2 on its disclosures for certain non-recurring nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value in the Companies’ unaudited condensed consolidated financial statements.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative contracts to manage exposure to commodity price risks and changes in conversion spreads. Mirant Americas Generation and Mirant North America also utilize derivative contracts to manage proprietary trading activities. The standard will require the Companies to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Companies’ statements of operations, financial position and cash flows. The Companies will adopt SFAS 161 on January 1, 2009 and are currently evaluating the potential effect of adopting SFAS 161 on their disclosures in the Companies’ unaudited condensed consolidated financial statements.

C.	Commodity Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies, through their asset management activities, enter into a variety of exchange-traded and OTC energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks and changes in conversion spreads. These contracts have varying terms and durations which range from a few days to years, depending on the instrument. Mirant Americas Generation’s and Mirant North America’s proprietary trading activities also utilize similar contracts in markets where Mirant Americas Generation and Mirant North America have a physical presence to attempt to generate incremental gross margin.

Adoption of SFAS 157

Effective January 1, 2008, the Companies adopted SFAS 157 as discussed in Note B, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 clarified that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of the Companies’ intent or ability to sell the asset or transfer the liability at the measurement date. In applying the exit price objective upon adoption of SFAS 157, the Companies measure fair value based on the bid or ask price from independent broker quotes for their price risk management assets and liabilities.

Derivative instruments are recorded at their estimated fair value in the Companies’ accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Companies often utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. The Companies utilize valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on published default probabilities for the actual and potential asset value, the fair value of the Companies’ derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of the Companies’ defaulting, the Companies adjust price risk management liabilities to reflect the price at which a potential market participant would be willing to assume the Companies’ liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity are reflected in operating revenue and changes in the fair value and settlements of fuel derivative contracts are reflected in cost of fuel and other products in the accompanying unaudited condensed consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2008, the Companies do not have any derivative instruments for which hedge accounting has been elected.

The following tables provide a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the three months ended March 31, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of portfolio of assets and liabilities at January 1, 2008[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts[2]	(100)
Roll off of previous values[3]	10
Other changes in fair value, including valuation adjustments	(203)
Purchases, issuances, and settlements[4]	(11)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(433)

[1]

Reflects Mirant Americas Generation’s and Mirant North America’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of the current reporting period, of contracts entered into during the current reporting period.
[3]	The fair value, as of the beginning of the current reporting period, of contracts that settled during the current reporting period.
[4]	Cash settlements, during the current reporting period, of contracts that existed at the beginning of the current reporting period.

Mirant Mid-Atlantic

Fair value of portfolio of assets and liabilities at January 1, 2008[1]	$(150)
Gains (losses) recognized in the period, net:
New contracts[2]	(90)
Roll off of previous values[3]	16
Other changes in fair value, including valuation adjustments	(205)
Purchases, issuances, and settlements[4]	(21)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(450)

[1]

Reflects Mirant Mid-Atlantic’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of the current reporting period, of contracts entered into during the current reporting period.
[3]	The fair value, as of the beginning of the current reporting period, of contracts that settled during the current reporting period.
[4]	Cash settlements during the current reporting period of contracts that existed at the beginning of the current reporting period.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Companies are required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The fair value measurement inputs the Companies use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Companies’ financial assets and liabilities carried at fair value in the financial statements are classified in three categories based on the inputs used. The high-level guidelines described below are used to determine the appropriate classification of inputs within the fair value hierarchy.

Level 1 inputs – Unadjusted quoted prices available in active markets for identical assets or liabilities that the Companies have the ability to access and transact upon as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of natural gas and crude oil futures traded on the New York Mercantile Exchange (“NYMEX”) and swaps cleared against NYMEX prices.

Level 2 inputs – Pricing inputs other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using quotes from independent brokers or other valuation methodologies. These include industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, swaps and options.

Level 3 inputs – Pricing inputs that are generally less observable than those from objective sources. These inputs may be used with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored. Inputs such as assumptions for market prices, supply and demand market data, correlation and volatility are used for modeling with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. At each balance sheet date, each Company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all those whose fair value is based on significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Companies’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Companies’ assessments of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At March 31, 2008, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following tables present financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2008, by category (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$51	$1,473	$16	$1,540
Total liabilities	$(57)	$(1,908)	$(8)	$(1,973)

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$1	$388	$9	$398
Total liabilities	$(7)	$(834)	$(7)	$(848)

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2008, by tenor (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(7)	$(208)	$11	$(204)
2009	1	(127)	—	(126)
2010	—	(72)	—	(72)
2011	—	(15)	(3)	(18)
2012	—	(13)	—	(13)
Thereafter	—	—	—	—

Total	$(6)	$(435)	$8	$(433)

Mirant Americas Generation’s and Mirant North America’s net fair value at March 31, 2008, of $(433) million is comprised of a net liability of $(442) million related to asset management activities and a net asset of $9 million related to proprietary trading and fuel oil management activities.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2008 and December 31, 2007, was approximately 19 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at March 31, 2008 and December 31, 2007, was approximately 39 million equivalent MWh and 26 million equivalent MWh, respectively.

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(5)	$(195)	$9	$(191)
2009	(1)	(142)	(3)	(146)
2010	—	(81)	(2)	(83)
2011	—	(15)	(2)	(17)
2012	—	(13)	—	(13)
Thereafter	—	—	—	—

Total	$(6)	$(446)	$2	$(450)

Mirant Mid-Atlantic’s net fair value at March 31, 2008, is a net liability of $(450) million related to asset management activities.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2008 and December 31, 2007, was approximately 20 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at March 31, 2008 and December 31, 2007, was approximately 39 million equivalent MWh and 24 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities categorized in level 3 and the amount included in earnings for the three months ended March 31, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(26)
Purchases, issuances, and settlements[2]	4
Transfers in and /or out of Level 3[3]	18

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$8

[1]

Reflects gains or losses on contracts included in level 3 at the beginning of the current reporting and at the end of the reporting period and contracts entered into during the current reporting period that remain at the end of the current reporting period.

[2]	Cash settlements during the current reporting period of contracts that existed at the beginning of the current reporting period.

[3]

Contracts that existed as of the beginning of the current reporting period and were still held at the end of the current reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period. Amounts reflect fair value as of the end of the current reporting period.

	Operating Revenues	Cost of Fuel	Total
Losses included in earnings	$(1)	$(3)	$(4)
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	—	2	2

Mirant Mid-Atlantic

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$2
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	—
Purchases, issuances, and settlements[2]	—
Transfers in and /or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$2

[1]

Reflects gains or losses on contracts included in level 3 at the beginning of the current reporting and at the end of the reporting period and contracts entered into during the current reporting period that remain at the end of the current reporting period.

[2]	Cash settlements during the current reporting period of contracts that existed at the beginning of the current reporting period.
[3]

Contracts that existed as of the beginning of the current reporting period and were still held at the end of the current reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period. Amounts reflect fair value as of the end of the current reporting period.

	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$(2)	$2	$—
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	(2)	2	—

D.	Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt is as follows (in millions):

	At March 31, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2008 to 2015	$30	$30	8.19%	—

Less: current portion of long-term debt	(3)	(3)

Total Mirant Mid-Atlantic long-term debt, excluding current portion	27	27

Mirant North America:
Senior secured term loan, due 2008 to 2013	419	555	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured

Total Mirant North America long-term debt	1,296	1,432

Less: current portion of long-term debt	(40)	(138)

Total Mirant North America long-term debt, excluding current portion	1,256	1,294

Mirant Americas Generation:
Senior notes:
Due 2011	785	811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)

Total Mirant Americas Generation long-term debt, excluding current portion	$2,888	$2,952

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation and are not recourse to any subsidiary or affiliate of Mirant Americas Generation. In the three months ended March 31, 2008, Mirant Americas Generation purchased and retired $26 million of its senior notes due in 2011.

Mirant North America Senior Secured Credit Facilities

Mirant North America entered into senior secured credit facilities in January 2006, which are comprised of an $800 million senior secured revolving credit facility and a senior secured term loan with an initial principal balance of $700 million amortized to $419 million as of March 31, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. At March 31, 2008, there were approximately $200 million of letters of credit outstanding under the senior secured term loan and approximately $120 million of letters of credit outstanding under the senior secured revolving credit facility. At March 31, 2008, a total of $680 million was available under the senior secured revolving credit facility for cash draws or for the issuance of letters of credit.

In addition to the quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, Mirant North America made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $35 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment is because of the significant increase in expected capital expenditures in 2008 compared to 2007.

E.	Discontinued Operations (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Companies that were sold in 2007.

There were no discontinued operations for the three months ended March 31, 2008. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of the following sales completed in 2007:

•	the Zeeland and Bosque natural gas-fired facilities on May 1, 2007; and

•	Mirant NY-Gen on May 7, 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

Three Months Ended March 31, 2007
Operating revenues	$7
Operating expenses	13

Operating loss	(6)

Net loss	$(6)

F.	Guarantees and Letters of Credit (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and its subsidiaries and Mirant North America and its subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, commodity purchase and sale agreements, construction agreements and agreements with vendors. Although the primary obligation of Mirant Americas Generation, Mirant North America or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases, the maximum potential liability of the obligor cannot be estimated, because some of the underlying agreements contain no limits on potential liability.

For the three months ended March 31, 2008, Mirant Americas Generation and Mirant North America had net increases to their guarantees of approximately $10 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the three months ended March 31, 2008, Mirant Americas Generation and Mirant North America had net increases to their letters of credit of approximately $30 million.

This Note should be read in conjunction with the complete description under Note 9, Commitments and Contingencies—Guarantees, to Mirant Americas Generation’s and Mirant North America’s financial statements in the respective Annual Report on Form 10-K of Mirant Americas Generation and Mirant North America.

G.	Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Services provides Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic with various management, personnel and other services. The Companies reimburse Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

Mirant Americas Generation and Mirant North America

The total costs incurred by Mirant Americas Generation and Mirant North America under the Management, Personnel and Services Agreement with Mirant Services have been included in Mirant Americas Generation’s and Mirant North America’s accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	36	38

Total	$38	$40

Mirant Mid-Atlantic

The total costs incurred by Mirant Mid-Atlantic under the Management, Personnel and Services Agreement with Mirant Services have been included in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	19	18

Total	$21	$20

Services and Risk Management Agreements with Affiliates (Mirant Americas Generation and Mirant North America)

Historically, Mirant Americas Generation and Mirant North America provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills and West Georgia. On May 1, 2007, Mirant completed the sale of these affiliates. For the three months ended March 31, 2007, Mirant Americas Generation and Mirant North America recorded a reduction to operations and maintenance of $1 million related to these agreements. Subsequent to the sale of these affiliates, Mirant Americas Generation and Mirant North America no longer recognize a reduction to operations and maintenance associated with providing services to these affiliates.

Power Sales Agreement with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic operates under a Power Sale, Fuel Supply and Services Agreement with Mirant Energy Trading. Amounts due to Mirant Energy Trading for fuel purchases and due from Mirant Energy Trading for power and capacity sales are recorded as a payable to affiliate or accounts receivable—affiliate in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Under the Power Sale, Fuel Supply and Services Agreement, Mirant Energy Trading resells Mirant Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Energy Trading for such capacity and energy. Mirant Mid-Atlantic has counterparty credit risk in the event that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of Mirant Mid-Atlantic’s energy products.

Services Agreements with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three months ended March 31, 2008 and 2007, Mirant Mid-Atlantic incurred approximately $3 million and $6 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2008 and 2007, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2008	2007
Mirant Americas Generation	$36	$28
Mirant North America	$36	$28
Mirant Mid-Atlantic	$20	$9

The Companies’ allocation of Mirant’s overhead costs have increased as a result of the disposition of Mirant’s Philippine and Caribbean businesses and six U. S. natural gas-fired facilities. These dispositions were completed by Mirant in the second and third quarters of 2007.

Notes Payable to Affiliate (Mirant Americas Generation)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. Mirant Americas Generation had no current notes payable to affiliate at March 31, 2008. At December 31, 2007, Mirant Americas Generation had current notes payable to affiliate of $6 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program. Interest expense—affiliate was less than $1 million for the three months ended March 31, 2007.

Notes Receivable from Affiliate and Notes Payable to Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At March 31, 2008 and December 31, 2007, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three months ended March 31, 2008 and 2007, Mirant North America earned $1 million and $2 million, respectively, which is recorded in interest income—affiliate in the accompanying unaudited condensed consolidated statements of operations. Mirant North America had no current notes payable to affiliate at March 31, 2008. At December 31, 2007, Mirant North America had current notes payable to affiliate of $20 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program and by Mirant New York under Mirant Americas Generation’s pre-emergence cash management program. Interest expense—affiliate was less than $1 million for the three months ended March 31, 2007.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. Mirant Mid-Atlantic did not purchase emissions allowances from Mirant Energy Trading for the three months ended March 31, 2008. For the three months ended March 31, 2007, Mirant Mid-Atlantic purchased $10 million of emissions allowances from Mirant Energy Trading. Emissions allowances purchased from Mirant Energy Trading that were utilized in the three months ended March 31, 2008 and 2007, were $7 million and $11 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market for the three months ended March 31, 2008 and 2007, were $1 million and $3 million, respectively. As of March 31, 2008 and December 31, 2007, Mirant Mid-Atlantic had purchased allowances of $2 million and $10 million, respectively, which are recorded in fuel stock and emissions allowances in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Preferred Shares in Mirant Americas

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the three months ended March 31, 2008, the Companies recorded $4 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheet of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the three months ended March 31, 2008, Mirant Americas Generation recorded $1 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

H.	Income Taxes

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America are limited liability companies treated as branches of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to Mirant Americas Generation’s and Mirant North

America’s operations. Certain of Mirant Americas Generation’s and Mirant North America’s subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those regarded corporate entities, Mirant Americas Generation and Mirant North America allocate current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provide tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be zero and $2 million for the three months ended March 31, 2008 and 2007, respectively. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be zero as of March 31, 2008. If Mirant North America were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be zero and $3 million for the three months ended March 31, 2008 and 2007, respectively. The pro forma balance of Mirant North America’s net deferred income taxes would be zero as of March 31, 2008.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas for income tax purposes. As a result Mirant Mid-Atlantic is not subject to U.S. income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, pro forma income tax benefit attributable to income before tax would be $61 million and $67 million for the three months ended March 31, 2008 and 2007, respectively. The pro forma balance of Mirant Mid-Atlantic’s deferred income taxes would be a net deferred tax liability of $44 million as of March 31, 2008.

I.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The California segment consists of three generating facilities located in or near the City of San Francisco, which have total net generating capacity of 2,347 MW. Other Operations includes proprietary trading, fuel oil management and, includes interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues-nonaffiliate	$(238)	$7	$31	$502	$—	$302
Operating revenues-affiliate	348	134	11	106	(599)	—

Total operating revenues	110	141	42	608	(599)	302
Cost of fuel, electricity and other products-nonaffiliate	7	80	2	149	—	238
Cost of fuel, electricity and other products-affiliate	139	9	11	442	(599)	2

Total cost of fuel, electricity and other products	146	89	13	591	(599)	240

Gross margin	(36)	52	29	17	—	62

Operating expenses:
Operations and maintenance-nonaffiliate	55	22	9	—	—	86
Operations and maintenance-affiliate	42	19	9	2	—	72
Depreciation and amortization	21	6	4	—	—	31
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	2	—	185

Operating income (loss)	(154)	9	7	15	—	(123)

Total other expense (income), net	—	(1)	—	48	—	47

Income (loss) from continuing operations	$(154)	$10	$7	$(33)	$—	$(170)

Total assets at March 31, 2008	$4,341	$639	$185	$3,533	$(2,165)	$6,533

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2007:
Operating revenues-nonaffiliate	$(173)	$5	$37	$443	$—	$312
Operating revenues-affiliate	230	148	8	347	(700)	33

Total operating revenues	57	153	45	790	(700)	345
Cost of fuel, electricity and other products-nonaffiliate	35	85	—	163	(6)	277
Cost of fuel, electricity and other products-affiliate	95	27	13	601	(700)	36

Total cost of fuel, electricity and other products	130	112	13	764	(706)	313

Gross margin	(73)	41	32	26	6	32

Operating expenses:
Operations and maintenance-nonaffiliate	50	25	11	—	—	86
Operations and maintenance-affiliate	33	18	9	5	—	65
Depreciation and amortization	19	7	3	1	—	30
Gain on sales of assets, net	(1)	(10)	(1)	—	10	(2)

Total operating expenses	101	40	22	6	10	179

Operating income (loss)	(174)	1	10	20	(4)	(147)

Total other expense (income), net	(1)	(2)	(3)	59	—	53

Income (loss) from continuing operations before reorganization items	(173)	3	13	(39)	(4)	(200)
Reorganization items, net	—	(1)	—	—	—	(1)

Income (loss) from continuing operations	$(173)	$4	$13	$(39)	$(4)	$(199)

Total assets at December 31, 2007	$4,008	$696	$195	$2,696	$(1,659)	$5,936

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues-nonaffiliate	$(238)	$7	$31	$502	$—	$302
Operating revenues-affiliate	348	134	11	106	(599)	—

Total operating revenues	110	141	42	608	(599)	302
Cost of fuel, electricity and other products-nonaffiliate	7	80	2	149	—	238
Cost of fuel, electricity and other products-affiliate	139	9	11	442	(599)	2

Total cost of fuel, electricity and other products	146	89	13	591	(599)	240

Gross margin	(36)	52	29	17	—	62

Operating expenses:
Operations and maintenance-nonaffiliate	55	22	9	—	—	86
Operations and maintenance-affiliate	42	19	9	2	—	72
Depreciation and amortization	21	6	4	—	—	31
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	2	—	185

Operating income (loss)	(154)	9	7	15	—	(123)

Total other expense (income), net	—	(1)	—	11	—	10

Income (loss) from continuing operations	$(154)	$10	$7	$4	$—	$(133)

Total assets at March 31, 2008	$4,341	$639	$185	$3,502	$(2,065)	$6,602

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2007:
Operating revenues-nonaffiliate	$(173)	$5	$37	$443	$—	$312
Operating revenues-affiliate	230	148	8	347	(700)	33

Total operating revenues	57	153	45	790	(700)	345
Cost of fuel, electricity and other products-nonaffiliate	35	85	—	163	(6)	277
Cost of fuel, electricity and other products-affiliate	95	27	13	601	(700)	36

Total cost of fuel, electricity and other products	130	112	13	764	(706)	313

Gross margin	(73)	41	32	26	6	32

Operating expenses:
Operations and maintenance-nonaffiliate	50	25	11	—	—	86
Operations and maintenance-affiliate	33	18	9	5	—	65
Depreciation and amortization	19	7	3	1	—	30
Gain on sales of assets, net	(1)	(10)	(1)	—	10	(2)

Total operating expenses	101	40	22	6	10	179

Operating income (loss)	(174)	1	10	20	(4)	(147)

Total other expense (income), net	(1)	(2)	(3)	21	—	15

Income (loss) from continuing operations before reorganization items	(173)	3	13	(1)	(4)	(162)
Reorganization items, net	—	(1)	—	—	—	(1)

Income (loss) from continuing operations	$(173)	$4	$13	$(1)	$(4)	$(161)

Total assets at December 31, 2007	$4,008	$696	$195	$2,669	$(1,545)	$6,023

J.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Companies cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore have not made any provision for such matters unless specifically noted below. Pursuant to SFAS 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Companies’ consolidated financial position, results of operations or cash flows.

Environmental Matters

EPA Information Request (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, or Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point, or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic.

Morgantown Particulate Emissions NOV (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On March 3, 2006, Mirant Mid-Atlantic received a notice sent on behalf of the MDE alleging that violations of particulate matter emissions limits applicable to unit 1 at the Morgantown facility occurred on nineteen days in June and July 2005. The notice advises that the potential civil penalty is up to $25,000 per day for each day that unit 1 exceeded the applicable particulate matter limit. The letter further advises that the MDE has asked the Maryland Attorney General to file a civil suit under Maryland law based upon the alleged violations. On March 6, 2008, Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE entered into a Consent Decree to resolve the NOV dated March 3, 2006, as well as other alleged violations by Mirant Mid-Atlantic or Mirant Chalk Point of environmental laws or regulations. The Circuit Court for Prince George’s County, Maryland, entered the Consent Decree on April 8, 2008. Under the Consent Decree, Mirant Mid-Atlantic and Mirant Chalk Point paid a civil penalty of $175,000, donated $75,000 to the Board of Education for Prince George’s County to fund installation of devices on school buses to reduce particulate emissions, and will complete various projects at the Morgantown, Chalk Point and Dickerson facilities, the cost of which is not expected to be material.

Morgantown SO2 Exceedances (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). Mirant Mid-Atlantic received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emissions limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emissions limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day. The Consent Decree entered into by Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE on March 6, 2008, described above in Morgantown Particulate Emissions NOV resolved the NOV dated March 8, 2006.

Morgantown Emissions Observation NOV (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day. The Consent Decree entered into by Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE on March 6, 2008, described above in Morgantown Particulate Emissions NOV resolved the NOV dated June 30, 2006.

Mirant Potomac River NAAQS Exceedance (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, as directed by PJM in accordance with a DOE order during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

Notice of Intent To Sue Regarding Faulkner Fly Ash Facility (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). By letter dated April 2, 2008, the Environmental Integrity Project and the Potomac Riverkeeper notified Mirant, the Companies and various of the Companies’ subsidiaries that they and certain individuals intend to file suit alleging that violations of the Clean Water Act are occurring at the Faulkner Fly Ash Facility owned by Mirant MD Ash Management. The April 2, 2008, letter alleges that the Faulkner facility discharges certain pollutants at levels that exceed Maryland’s water quality criteria, that it discharged certain pollutants without obtaining an appropriate National Pollutant Discharge Elimination System (“NPDES”) permit, and that Mirant MD Ash Management failed to perform monthly monitoring required under an applicable NPDES permit. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past violations occurring after January 3, 2006, and to recover attorneys’ fees. Mirant disputes the allegations of violations of the Clean Water Act made by the two organizations in the April 2, 2008, letter.

Mirant Potomac River Wind Screen NOV (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On March 12, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations by failing in a timely manner to report to the Virginia DEQ and to correct deficiencies in the windscreens installed on fencing surrounding the coal pile at the Potomac River facility. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant

Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Companies’ subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Companies’ subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Companies’ New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Most of the matters upon which the NYSDEC’s January 24, 2006, administrative claim was based have been separately resolved with the NYSDEC.

On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. The notice of administrative claims estimated the remediation costs for the various alleged violations identified to be approximately $6.6 million and possible civil penalties to be $450,000. The alleged violations included those described below in Lovett/Bowline SPDES Notices of Violation and Lovett Coal Ash Management Facility Notice of Hearing and Complaint as well as alleged violations related to oil storage facilities at the Bowline and Lovett facilities. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the violations alleged in the April 12, 2008, administrative claim have now been resolved. The alleged violations related to the oil storage facilities at the Bowline and Lovett facilities were resolved by Consent Orders with the NYSDEC dated April 16, 2008, with Mirant Bowline and Mirant Lovett agreeing to pay fines of $75,000 and $15,000, respectively, and Mirant Bowline agreeing to a compliance schedule for certain inspections and repairs to the oil storage facilities at the Bowline facility.

Riverkeeper Suit Against Mirant Lovett (Mirant Americas Generation and Mirant North America). On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007.

Lovett/Bowline SPDES Notices of Violation (Mirant Americas Generation and Mirant North America). On March 8, 2007, Mirant Lovett and Mirant Bowline received NOVs from the NYSDEC alleging certain violations of their State Pollutant Discharge Elimination System, (“SPDES”) permits. On April 6, 2007, the NYSDEC filed a complaint against Mirant Lovett and Mirant Bowline based on these allegations. The complaint seeks a penalty of $500,000. On December 31, 2007, Mirant Bowline entered into a Consent Order with the NYSDEC that resolved the NOV issued to it. In the Consent Order, Mirant Bowline agreed to pay a fine of $50,000 and to fund an environmental benefit project in the amount of $250,000. On April 16, 2008, Mirant Lovett entered into a Consent Order with the NYSDEC to resolve the NOV issued to it in which it agreed to pay a fine of $50,000 and to pay $125,000 of the $250,000 in funding for an environmental benefit project that was to be paid by Mirant Bowline under the December 31, 2007, Consent Order. On April 16, 2008, the Consent Order dated December 31, 2007, was amended to reduce Mirant Bowline’s obligation to fund the environmental benefit project from $250,000 to $125,000.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint (Mirant Americas Generation and Mirant North America). On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located at the Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide a Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

Notices of Intent to Sue for Alleged Violations of the Endangered Species Act (Mirant Americas Generation and Mirant North America). Mirant and Mirant Delta have received two letters, one dated September 27, 2007, sent on behalf of the Coalition for a Sustainable Delta, four water districts, and an individual and the second dated October 16, 2007, sent on behalf of San Francisco Baykeeper (collectively with the parties sending the September 27, 2007, letter, the “Noticing Parties”), providing notice that the Noticing Parties intend to file suit alleging that Mirant Delta has violated, and continues to violate, the federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating facilities. The Noticing Parties contend that the facilities use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that Mirant Delta’s authorizations to take (i.e., cause harm to) those species, a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species, have been violated by Mirant Delta and no longer apply to permit the effects on the four fish species caused by the operation of the Contra Costa and Pittsburg generating facilities. Following receipt of these letters, in late October 2007, Mirant Delta received correspondence from the U.S. Fish and Wildlife Service, the National Marine Fisheries Service and the Army Corps of Engineers clarifying that Mirant Delta continued to be authorized to take the four species of fish protected under the federal Endangered Species Act. In a subsequent letter, the Coalition for a Sustainable Delta also alleged violations of the National Environmental Policy Act and the California Endangered Species Act associated with the operation of Mirant Delta’s facilities. Mirant Delta disputes the allegations made by the Noticing Parties. No lawsuits have been filed to date, and San Francisco Baykeeper on February 1, 2008, withdrew its notice of intent to sue.

Chapter 11 Proceedings (Mirant Americas Generation, Mirant North America, and Mirant Mid-Atlantic)

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of March 31, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Companies have emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant stockholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

California and Western Power Markets (Mirant Americas Generation and Mirant North America)

FERC Refund Proceedings Arising Out of California Energy Crisis. High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by the FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, in the CAISO or the Cal PX markets from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by the FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the “Pacific Northwest Proceeding”), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Companies. Various parties appealed the FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit ruled in orders issued on August 2, 2006, and September 9, 2004, that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market based rate tariffs.

On January 14, 2005, Mirant and certain of its subsidiaries, including the Companies (the “Mirant Settling Parties”), entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective on April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Based on the California Settlement, on April 15, 2008, the FERC dismissed Mirant Americas Energy Marketing and the other subsidiaries of the Companies from the proceeding initiated by the complaint filed in 2002 by the California Attorney General.

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

Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas

Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Companies’ view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

FERC Show Cause Proceeding Relating to Trading Practices. On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Companies. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding has appealed the FERC’s June 27, 2005, order to the Ninth Circuit.

Mirant Americas Energy Marketing Contract Dispute with Nevada Power. On December 5, 2001, Nevada Power Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this complaint. Nevada Power appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and remanded the proceeding to the FERC. On September 25, 2007, the United States Supreme Court granted a petition for writ of certiorari asking that it review that decision by the Ninth Circuit. The sales made under the contract with Nevada Power have been completed, and the Companies expects that any refund claim related to that contract, if not now barred, will be addressed in the Chapter 11 proceedings.

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

Maryland Public Service Commission Complaint to the FERC re PJM Offer Capping Rules (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

In certain market conditions, such as where congestion requires the dispatch of a generating facility that bid a higher price for electricity than other available generating facilities, PJM’s market rules (the “Offer Capping

Rules”) limit the amount that the owner of a generating facility may bid to sell electricity from that facility to its incremental cost to produce that electricity. As approved by the FERC, the Offer Capping Rules contain exemptions for generating facilities entering service during certain years (none of which are owned by the Companies) and for generating facilities (some of which are owned by the Companies) that can relieve congestion arising at certain defined transmission interfaces. On January 15, 2008, the Maryland Public Service Commission (the “MD PSC”) filed a complaint with the FERC requesting that the FERC remove all exemptions to the Offer Capping Rules during hours when the PJM market reflects potentially non-competitive conditions, as determined by the PJM Market Monitor. The complaint alleges that these exemptions to the Offer Capping Rules likely result in higher market clearing prices for electricity in PJM, and higher revenues to the Companies and other owners of generation that are selling electricity during the periods when the exemptions prevent the application of the Offer Capping Rules to one or more generating facilities. The MD PSC requested that the FERC require a recalculation of prices in the PJM energy markets without application of the exemptions to the Offer Capping Rules for each day from January 15, 2008, through the date that the Commission grants the requested relief and that it require owners of generation to refund any revenues received in excess of the amounts that would have been received had the exemptions not been applied.

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

The Companies dispute the allegations made by the MD PSC in its complaint and have opposed the complaint and the relief requested. If the FERC were to remove the exemptions to the Offer Capping Rules, and apply the removal retroactively from January 15, 2008, or an earlier date, PJM would have to rerun its day-ahead market from that date forward to determine what prices would have resulted in the absence of the exemptions. Such a rerun of the PJM day-ahead market likely would result in refunds being owed by all sellers, including the Companies.

Other Legal Matters (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Companies’ financial position, results of operations or cash flows.

K.	Settlements and Other Charges

Pepco Litigation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine, LP, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it was entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that included as parties Pepco, Mirant Mid-Atlantic and various of the Companies’ subsidiaries, caused the Mirant Mid-Atlantic and the Companies’ subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement were performed after January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

On May 30, 2006, Mirant and various of its subsidiaries, including Mirant Mid-Atlantic and subsidiaries of the Companies (collectively the “Mirant Settling Parties”), entered into the Settlement Agreement with the Pepco Settling Parties. The Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Settlement Agreement became effective August 10, 2007. The Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. Under the Settlement Agreement, Mirant Power Purchase assumed the remaining obligations under the APSA, and Mirant has guaranteed its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement was also rejected.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including Mirant Mid-Atlantic and subsidiaries of the Companies, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements.

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

L.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

Mirant North America’s $850 million of 7.375% senior notes, which mature on December 31, 2013, are unsecured obligations of Mirant North America. However, they are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Mirant North America and certain of its subsidiaries (all of which are wholly-owned). The accompanying consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$183	$300	$(181)	$302
Cost of fuel, electricity and other products	—	102	319	(181)	240

Gross margin	—	81	(19)	—	62
Operating expenses:
Operations and maintenance	—	58	100	—	158
Depreciation and amortization	—	10	21	—	31
Gain on sales of assets, net	—	(4)	—	—	(4)

Total operating expenses	—	64	121	—	185

Operating Income (Loss)	—	17	(140)	—	(123)

Other Expense (Income), net	23	—	(2)	(11)	10

Net Income (Loss)	$(23)	$17	$(138)	$11	$(133)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$198	$478	$(331)	$345
Cost of fuel, electricity and other products	(5)	125	524	(331)	313

Gross margin	5	73	(46)	—	32
Operating expenses:
Operations and maintenance	1	64	86	—	151
Depreciation and amortization	—	10	20	—	30
Loss (gain) on sales of assets, net	10	(11)	(1)	—	(2)

Total operating expenses	11	63	105	—	179

Operating Income (Loss)	(6)	10	(151)	—	(147)

Other Expense (Income), net	35	(5)	(10)	(5)	15
Reorganization items, net	—	(1)	—	—	(1)

Income (loss) from continuing operations	(41)	16	(141)	5	(161)

Loss from discontinued operations	(1)	(4)	(1)	—	(6)

Net Income (Loss)	$(42)	$12	$(142)	$5	$(167)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At March 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$269	$—	$344	$—	$613
Funds on deposit	201	3	141	—	345
Receivables—nonaffiliate	—	4	385	—	389
Receivables—affiliate	—	75	43	(104)	14
Notes receivable—affiliate	2	109	—	(18)	93
Price risk management assets—nonaffiliate	—	—	1,365	—	1,365
Price risk management assets—affiliate	—	27	21	(48)	—
Inventories	—	41	266	—	307
Prepaid rent and other payments	—	22	106	—	128

Total current assets	472	281	2,671	(170)	3,254

Property, Plant and Equipment, net	—	476	2,192	44	2,712

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	54	148	—	202
Price risk management assets—nonaffiliate	—	—	175	—	175
Price risk management assets—affiliate	—	4	—	(4)	—
Prepaid rent	—	—	210	—	210
Debt issuance costs, net	38	—	—	—	38
Other	4,324	11	—	(4,324)	11

Total noncurrent assets	3,563	69	1,332	(4,328)	636

Total Assets	$4,035	$826	$6,195	$(4,454)	$6,602

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$17	$1	$—	$(18)	$—
Current portion of long-term debt	40	—	3	—	43
Accounts payable and accrued liabilities	17	20	422	—	459
Payable to affiliate	—	46	92	(104)	34
Price risk management liabilities—nonaffiliate	—	—	1,612	—	1,612
Price risk management liabilities—affiliate	—	22	26	(48)	—
Accrued property taxes	—	1	3	—	4
Other	—	4	—	—	4

Total current liabilities	74	94	2,158	(170)	2,156

Noncurrent Liabilities:
Long-term debt	1,229	—	27	—	1,256
Price risk management liabilities—nonaffiliate	—	—	361	—	361
Price risk management liabilities—affiliate	—	—	4	(4)	—
Asset retirement obligations	—	31	14	—	45
Other	—	3	49	—	52

Total noncurrent liabilities	1,229	34	455	(4)	1,714

Commitments and Contingencies
Equity	2,732	698	3,582	(4,280)	2,732

Total Liabilities and Equity	$4,035	$826	$6,195	$(4,454)	$6,602

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$224	$—	$473	$—	$697
Funds on deposit	201	3	98	—	302
Receivables—nonaffiliate	—	22	520	—	542
Receivables—affiliate	—	125	52	(167)	10
Notes receivable—affiliate	14	106	—	(27)	93
Price risk management assets—nonaffiliate	—	—	687	—	687
Price risk management assets—affiliate	—	19	5	(24)	—
Inventories	—	44	313	—	357
Prepaid rent and other payments	—	23	108	—	131

Total current assets	439	342	2,256	(218)	2,819

Property, Plant and Equipment, net	—	480	2,053	33	2,566

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	54	150	—	204
Price risk management assets—nonaffiliate	—	—	153	—	153
Price risk management assets—affiliate	—	6	—	(6)	—
Prepaid rent	—	—	234	—	234
Debt issuance costs, net	39	—	—	—	39
Other	4,675	8	—	(4,675)	8

Total noncurrent assets	3,915	68	1,336	(4,681)	638

Total Assets	$4,354	$890	$5,645	$(4,866)	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$20	$27	$—	$(27)	$20
Current portion of long-term debt	138	—	3	—	141
Accounts payable and accrued liabilities	1	22	523	—	546
Payable to affiliate	1	65	133	(167)	32
Price risk management liabilities—nonaffiliate	—	—	709	—	709
Price risk management liabilities—affiliate	—	5	19	(24)	—
Accrued property taxes	—	—	7	—	7
Other	—	1	—	—	1

Total current liabilities	160	120	1,394	(218)	1,456

Noncurrent Liabilities:
Long-term debt	1,266	—	28	—	1,294
Price risk management liabilities—nonaffiliate	—	—	261	—	261
Price risk management liabilities—affiliate	—	—	6	(6)	—
Asset retirement obligations	—	31	13	—	44
Other	—	4	36	—	40

Total noncurrent liabilities	1,266	35	344	(6)	1,639

Commitments and Contingencies
Equity	2,928	735	3,907	(4,642)	2,928

Total Liabilities and Equity	$4,354	$890	$5,645	$(4,866)	$6,023

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$268	$62	$180	$(250)	$260
Investing activities	(25)	(49)	(118)	69	(123)
Financing activities	(198)	(13)	(191)	181	(221)

Net increase (decrease) in cash and cash equivalents	45	—	(129)	—	(84)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$269	$—	$344	$—	$613

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$55	$85	$179	$(90)	$229
Investing activities	(7)	(54)	(69)	53	(77)
Financing activities	(222)	1	(93)	37	(277)

Net increase (decrease) in cash and cash equivalents	(174)	32	17	—	(125)
Cash and cash equivalents, beginning of period	231	98	421	—	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	—	3	—	3
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	—	3	—	3

Cash and cash equivalents, end of period	$57	$130	$438	$—	$625

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Americas Generation and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Americas Generation, an indirect wholly-owned subsidiary of Mirant, is a competitive energy company that produces and sells electricity. Mirant Americas Generation owns or leases approximately 10,097 MW of net electric generating capacity, which reflects the exclusion of 183 MW related to unit 5 of the Lovett generating facility that was shut down on April 19, 2008. Mirant Americas Generation’s net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Capital Expenditures and Capital Resources

For the three months ended March 31, 2008, we paid $142 million for capital expenditures, of which $112 million related to the Maryland Healthy Air Act. Through March 31, 2008, we have paid approximately $612 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$590	$277	$121
Other environmental	46	56	16
Maintenance	100	135	127
Construction	70	39	6
Other	6	3	3

Total	$812	$510	$273

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Coal Prices

The price for coal increased significantly in the first quarter of 2008. The average market price for coal was approximately 70% higher in the first quarter of 2008 than in the same period in 2007. Global demand for coal and higher mining costs are among the factors influencing domestic coal prices. Power prices have not fully adjusted to the increased price of coal. As a result, the energy gross margin earned from our baseload coal units is affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity.

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2012.

Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, the net fair value of our long-term coal agreements was approximately $452 million.

Consolidated Financial Performance

We reported a net loss of $170 million and $205 million for the periods ended March 31, 2008 and 2007, respectively. The change in net loss is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$365	$391	$(26)
Unrealized gross margin	(303)	(359)	56

Total gross margin	62	32	30

Operating expenses:
Operations and maintenance
Nonaffiliate	86	86	—
Affiliate	72	65	7
Depreciation and amortization	31	30	1
Gain on sales of assets, net	(4)	(2)	(2)

Total operating expenses	185	179	6

Operating loss	(123)	(147)	24

Other expense, net
Nonaffiliate	47	53	(6)

Loss from continuing operations before reorganization items, net	(170)	(200)	30
Reorganization items, net	—	(1)	1

Loss from continuing operations	(170)	(199)	29

Loss from discontinued operations	—	(6)	6

Net Loss	$(170)	$(205)	$35

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances.

Operating Statistics

The following table summarizes Net Capacity Factor by region:

	Three Months Ended March 31,		Decrease
	2008	2007
Mid-Atlantic	36%	37%	(1)%
Northeast	15%	27%	(12)%
California	3%	3%	—%
Total	23%	27%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007
Mid-Atlantic:
Baseload	4,070	3,815	255	7%
Intermediate	73	382	(309)	(81)%
Peaking	46	38	8	21%

Total Mid-Atlantic	4,189	4,235	(46)

Northeast:
Baseload	368	757	(389)	(51)%
Intermediate	513	987	(474)	(48)%

Total Northeast	881	1,744	(863)

California:
Intermediate	131	138	(7)	(5)%
Peaking	10	7	3	43%

Total California	141	145	(4)

Total Mirant Americas Generation and Mirant North America	5,211	6,124	(913)

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended March 31,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$264	$(300)	$(36)	$246	$(319)	$(73)
Northeast	61	(9)	52	90	(49)	41
California	29	—	29	32	—	32
Other Operations	11	6	17	17	9	26
Eliminations	—	—	—	6	—	6

Total	$365	$(303)	$62	$391	$(359)	$32

Gross margin for the three months ended March 31, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended March 31, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$22	$1	$11	$—	$199
Contracted and capacity	78	24	28	—	—	130
Incremental realized value of hedges	21	15	—	—	—	36

Total realized gross margin	264	61	29	11	—	365
Unrealized gross margin	(300)	(9)	—	6	—	(303)

Total gross margin	$(36)	$52	$29	$17	$—	$62

	Three Months Ended March 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$157	$34	$1	$17	$6	$215
Contracted and capacity	11	24	31	—	—	66
Incremental realized value of hedges	78	32	—	—	—	110

Total realized gross margin	246	90	32	17	6	391
Unrealized gross margin	(319)	(49)	—	9	—	(359)

Total gross margin	$(73)	$41	$32	$26	$6	$32

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase
	2008	2007
Realized gross margin	$264	$246	$18
Unrealized gross margin	(300)	(319)	19

Total gross margin	(36)	(73)	37

Operating expenses:
Operations and maintenance	97	83	14
Depreciation and amortization	21	19	2
Gain on sales of assets, net	—	(1)	1

Total operating expenses	118	101	17

Operating loss	(154)	(174)	20

Total other income, net	—	(1)	1

Loss from continuing operations before reorganization items, net	$(154)	$(173)	$19

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Energy	$165	$157	$8
Contracted and capacity	78	11	67
Incremental realized value of hedges	21	78	(57)

Total realized gross margin	264	246	18
Unrealized gross margin	(300)	(319)	19

Total gross margin	$(36)	$(73)	$37

The increase of $18 million in realized gross margin was principally a result of the following:

•	an increase of $67 million in contracted and capacity related to higher capacity revenues as a result of the PJM Reliability Pricing Model under which we began to receive revenue in June 2007;

•

a decrease of $57 million in incremental realized value of hedges for our generation output primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices. This was partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal agreements; and

•	an increase of $8 million in energy, primarily because of an increase in power prices and a decrease in emissions costs, substantially offset by an approximately 70% increase in the price of coal.

The increase of $19 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $300 million in 2008, which include a $316 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices in 2008, partially offset by an increase of $16 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $319 million in 2007, which include a $197 million net decrease in the value of hedge contracts for future periods primarily as a result of increases in forward power prices in 2007 and $122 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $17 million in operating expenses is primarily a result of a $14 million increase in operations and maintenance expense, which included an increase of $3 million in operating costs and $11 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended March 31, 2008, than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$61	$90	$(29)
Unrealized gross margin	(9)	(49)	40

Total gross margin	52	41	11

Operating expenses:
Operations and maintenance	41	43	(2)
Depreciation and amortization	6	7	(1)
Gain on sales of assets, net	(4)	(10)	6

Total operating expenses	43	40	3

Operating income	9	1	8

Total other income, net	(1)	(2)	1

Income from continuing operations before reorganization items, net	$10	$3	$7

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Energy	$22	$34	$(12)
Contracted and capacity	24	24	—
Incremental realized value of hedges	15	32	(17)

Total realized gross margin	61	90	(29)
Unrealized gross margin	(9)	(49)	40

Total gross margin	$52	$41	$11

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $17 million in incremental realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which the settlement value of fuel contracts exceeded market prices; and

•	a decrease of $12 million in energy, primarily because of lower generation volumes and increased fuel costs.

The increase of $40 million in unrealized gross margin was comprised of unrealized losses of $9 million in 2008 compared to $49 million in 2007, primarily from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $3 million in operating expenses was principally the result of the following:

•

a decrease of $6 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $4 million related to emission allowances sold to entities outside Mirant. In 2007, subsidiaries in our Northeast segment recognized a gain of $10 million related to emission allowances sold to Mirant Mid-Atlantic, which are eliminated in the consolidated statement of operations; and

•

a $2 million decrease in operations and maintenance expense, which included a decrease of $4 million in operating costs primarily as a result of the shutdown of Lovett units 3 and 4 in the second quarter of 2007, partially offset by $2 million of Lovett shutdown costs incurred in 2008.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize our California segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$29	$32	$(3)
Unrealized gross margin	—	—	—

Total gross margin	29	32	(3)

Operating expenses:
Operations and maintenance	18	20	(2)
Depreciation and amortization	4	3	1
Gain on sales of assets, net	—	(1)	1

Total operating expenses	22	22	—

Operating income	7	10	(3)

Total other income, net	—	(3)	3

Income from continuing operations before reorganization items, net	$7	$13	$(6)

Gross Margin

	Three Months Ended March 31,
	2008	2007	Decrease
Energy	$1	$1	$—
Contracted and capacity	28	31	(3)

Total realized gross margin	29	32	(3)
Unrealized gross margin	—	—	—

Total gross margin	$29	$32	$(3)

The decrease of $3 million in contracted and capacity is primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Other Operations

Other Operations includes proprietary trading, fuel oil management, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$11	$17	$(6)
Unrealized gross margin	6	9	(3)

Total gross margin	17	26	(9)

Operating expenses:
Operations and maintenance	2	5	(3)
Depreciation and amortization	—	1	(1)

Total operating expenses	2	6	(4)

Operating income	15	20	(5)

Total other expense, net	48	59	(11)

Loss from continuing operations before reorganization items, net	$(33)	$(39)	$6

Gross Margin

	Three Months Ended March 31,		Decrease
	2008	2007
Energy	$11	$17	$(6)

Total realized gross margin	11	17	(6)
Unrealized gross margin	6	9	(3)

Total gross margin	$17	$26	$(9)

The decrease of $9 million in gross margin was principally a result of a decrease of $6 million in energy gross margin related to decreases in proprietary trading and fuel oil management activities compared to the same period in 2007.

Other Expense, Net

The decrease of $11 million in other expense, net is primarily related to lower interest expense in 2008 compared to the same period in 2007, as a result of lower outstanding debt.

Discontinued Operations

There were no discontinued operations for the three months ended March 31, 2008. For the three months ended March 31, 2007, loss from discontinued operations was $6 million and included Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to dispositions and discontinued operations.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s $800 million senior secured revolving credit facility; (3) $200 million of letters of credit capacity available under the Mirant North America senior secured term loan; and (4) redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At March 31, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Americas Generation	$20	$1
Mirant North America	369	455
Mirant Mid-Atlantic	244	242

Total cash and cash equivalents	633	698
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	633	698
Available under credit facilities	680	710

Total cash, cash equivalents and credit facilities availability	$1,313	$1,408

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

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

Our subsidiary Mirant North America is an intermediate holding company that is the parent of our operating subsidiaries, including Mirant Mid-Atlantic. Mirant North America incurred certain indebtedness pursuant to its senior notes and senior secured credit facilities secured by the assets of Mirant North America and its subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading). The indebtedness of Mirant North America includes certain covenants typical in such notes and credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, the notes and senior secured credit facilities include financial covenants that will exclude from the calculation the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction could have a material effect on the calculation of the financial covenants under the senior notes and senior secured credit facilities of Mirant North America and on its ability to make distributions to us.

At March 31, 2008, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $613 million at Mirant North America and its subsidiaries. Of this amount, $244 million was held by Mirant Mid-Atlantic which, as of March 31, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the three months ended March 31, 2008, we expect Mirant North America will be able to distribute approximately $78 million to us in May 2008.

Our ability to pay our obligations is dependent on the receipt of dividends from Mirant North America, capital contributions from Mirant, redemptions of the Mirant Americas preferred shares and our ability to refinance all or a portion of those obligations as they become due. Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

•	expected expenditures with respect to capital improvements and maintenance activities, and related outages;

•	expected collateral posted in support of our business;

•	effects of market price volatility on the amount of collateral posted for economic hedge transactions and risk management transactions;

•	effects of market price volatility on fuel pre-payment requirements;

•	seasonal and intra-month working capital requirements; and

•	debt service obligations.

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

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2008, were $142 million. Our estimated capital expenditures for the period April 1, 2008, through 2010 are $1.595 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

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

As of March 31, 2008, we had approximately $151 million of posted cash collateral and $320 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at March 31, 2008, $200 million was posted by Mirant North America under its senior secured term loan and the remainder was issued under Mirant North America’s $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2008 and December 31, 2007 (in millions):

	At March 31, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$141	$96
Cash collateral posted—other operating activities	10	12
Letters of credit—energy trading and marketing	130	100
Letters of credit—debt service and rent reserves	78	78
Letters of credit—other operating activities	112	112

Total	$471	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of March 31, 2008, from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of March 31, 2008, we have approximately $806 million of fuel commitments. Of this amount, $216 million relates to the remainder of 2008, $279 million relates to 2009, $152 million relates to 2010, $139 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $37 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily as a result of the following:

•	an increase of $34 million because of changes in funds on deposit. In 2008, we posted an additional $43 million of cash collateral compared to an additional $77 million in 2007;

•	an increase of $28 million related to other changes in working capital and noncash adjustments to net income;

•

an increase of $8 million because of a decrease in interest expense, net. Interest income for 2008 decreased as a result of lower cash balances primarily related to cash outflows for capital expenditures and lower interest rates. Interest expense decreased as a result of lower outstanding debt and lower interest rates, primarily at Mirant North America; partially offset by

•	a decrease of $7 million related to an increase in operations and maintenance expenses; and

•

a decrease in realized gross margin of $26 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007.

Investing Activities. Net cash used in investing activities from continuing operations increased by $64 million for the three months ended March 31, 2008, compared to the same period in 2007, as a result of an increase in capital expenditures because of our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash used in financing activities from continuing operations decreased $48 million for the three months ended March 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•

an increase of $29 million in repayments of long-term debt-nonaffiliate. In 2008, we purchased and retired $26 million of our senior notes due in 2011. In addition, we paid $136 million on the Mirant North America senior secured term loan compared to $133 million for the same period in 2007;

•	a decrease as a result of $27 million in capital contributions from Mirant Americas primarily for the purchase of our bonds;

•	an increase of $6 million as a result of the repayment of long-term debt affiliate in 2008; and

•	a decrease of $57 million as a result of a distribution of $59 million to our member in 2008, as compared to $116 million in the same period in 2007.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. In 2008, net cash provided by investing activities from discontinued operations was $18 million, of which $16 million was related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen.

B.	Mirant North America

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant North America and the notes thereto, which are included elsewhere in this report.

Overview

Mirant North America, an indirect wholly-owned subsidiary of Mirant and a direct subsidiary of Mirant Americas Generation, is a competitive energy company that produces and sells electricity. Mirant North America owns or leases approximately 10,097 MW of net electric generating capacity, which reflects the exclusion of 183 MW related to unit 5 of the Lovett generating facility that was shut down on April 19, 2008. Mirant North America’s net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant North America also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Coal Prices

Refer to “Coal Prices” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported a net loss of $133 million and $167 million for the periods ended March 31, 2008 and 2007, respectively. The change in net loss is detailed as follows (in millions):

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
Realized gross margin	$365	$391	$(26)
Unrealized gross margin	(303)	(359)	56

Total gross margin	62	32	30

Operating expenses:
Operations and maintenance
Nonaffiliate	86	86	—
Affiliate	72	65	7
Depreciation and amortization	31	30	1
Gain on sales of assets, net	(4)	(2)	(2)

Total operating expenses	185	179	6

Operating loss	(123)	(147)	24

Other expense (income), net
Nonaffiliate	11	17	(6)
Affiliate	(1)	(2)	1

Total other expense, net	10	15	(5)

Loss from continuing operations before reorganization items, net	(133)	(162)	29
Reorganization items, net	—	(1)	1

Loss from continuing operations	(133)	(161)	28
Loss from discontinued operations	—	(6)	6

Net Loss	$(133)	$(167)	$34

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

The Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management activities, expenses, interest on our debt and interest income on our invested cash balances.

Operating Statistics

Refer to “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for capacity factor and power generation volumes by region.

Gross Margin

Refer to “Gross Margin” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating region, additional related details and variance explanations.

Mid-Atlantic

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our Mid-Atlantic segment summary.

Northeast

Refer to “Northeast” in “Results of Operations—Mirant Americas Generation” above for our Northeast segment summary.

California

Refer to “California” in “Results of Operations—Mirant Americas Generation” above for our California segment summary.

Other Operations

Other Operations includes proprietary trading, fuel oil management, interest on our debt and interest income on our invested cash balances.

The following table summarizes our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$11	$17	$(6)
Unrealized gross margin	6	9	(3)

Total gross margin	17	26	(9)

Operating expenses:
Operations and maintenance	2	5	(3)
Depreciation and amortization	—	1	(1)

Total operating expenses	2	6	(4)

Operating income	15	20	(5)

Total other expense, net	11	21	(10)

Income (loss) from continuing operations before reorganization items, net	$4	$(1)	$5

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Other Expense, Net

The decrease of $10 million in other expense, net is primarily related to lower interest expense in 2008 compared to the same period in 2007, as a result of lower outstanding debt and lower interest rates.

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under our $800 million senior secured revolving credit facility; (3) $200 million of letters of credit capacity available under our senior secured term loan; and (4) redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant North America and its subsidiaries (in millions):

	At March 31, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant North America	$369	$455
Mirant Mid-Atlantic	244	242

Total cash and cash equivalents	613	697
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	613	697
Available under credit facilities	680	710

Total cash, cash equivalents and credit facilities availability	$1,293	$1,407

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

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

We have incurred certain indebtedness pursuant to our senior notes and senior secured credit facilities secured by our assets and the assets of our subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading). Our indebtedness includes certain covenants typical in such notes and credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, the notes and senior secured credit facilities include financial covenants that will exclude from the calculation the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant Mid-Atlantic to make distributions to us under the leveraged lease transaction could have a material effect on the calculation of the financial covenants under our senior notes and senior secured credit facilities and on our ability to make distributions to Mirant Americas Generation.

At March 31, 2008, we had distributed to Mirant Americas Generation all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $613 million with us and our subsidiaries. Of this amount, $244 million was held by Mirant Mid-Atlantic which, as of March 31, 2008, met the tests under the leveraged lease documentation permitting it to make a distribution to us. After taking into account our financial results for the three months ended March 31, 2008, we expect that we will be able to distribute approximately $78 million to Mirant Americas Generation in May 2008.

Our ability to pay our obligations is dependent on the receipt of dividends from Mirant Mid-Atlantic, capital contributions from Mirant, redemptions of the Mirant America’s preferred shares and our ability to refinance all or a portion for those obligations as they become due. Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

•	expected expenditures with respect to capital improvements and maintenance activities, and related outages;

•	expected collateral posted in support of our business;

•	effects of market price volatility on the amount of collateral posted for economic hedge transactions and risk management transactions;

•	effects of market price volatility on fuel pre-payment requirements;

•	seasonal and intra-month working capital requirements; and

•	debt service obligations.

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

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2008, were $142 million. Our estimated capital expenditures for the period April 1, 2008, through 2010 are $1.595 billion. See “Capital Expenditures and Capital Resources above under Mirant Americas Generation “Overview” for further discussion of our capital expenditures.

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

As of March 31, 2008, we had approximately $151 million of posted cash collateral and $320 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at March 31, 2008, $200 million was posted under our senior secured term loan and the remainder was issued under our $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2008 and December 31, 2007 (in millions):

	At March 31, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$141	$96
Cash collateral posted—other operating activities	10	12
Letters of credit—energy trading and marketing	130	100
Letters of credit—debt service and rent reserves	78	78
Letters of credit—other operating activities	112	112

Total	$471	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of March 31, 2008, from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of March 31, 2008, we have approximately $806 million of fuel commitments. Of this amount, $216 million relates to the remainder of 2008, $279 million relates to 2009, $152 million relates to 2010, $139 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $22 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily as a result of the following:

•	an increase of $34 million because of changes in funds on deposit. In 2008, we posted an additional $43 million of cash collateral compared to an additional $77 million in 2007;

•	an increase of $15 million related to other changes in working capital and noncash adjustments to net income;

•

an increase of $6 million because of a decrease in interest expense, net. Interest income for 2008 decreased as a result of lower cash balances related to cash outflows for capital expenditures and lower interest rates and debt repayment. Interest expense decreased as a result of lower outstanding debt and lower interest rates; partially offset by

•	a decrease of $7 million related to an increase in operations and maintenance expenses; and

•

a decrease in realized gross margin of $26 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007.

Investing Activities. Net cash used in investing activities from continuing operations increased $64 million for the three months ended March 31, 2008, compared to the same period of 2007 as a result of an increase in capital expenditures because of our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash used in financing activities from continuing operations decreased $63 million for the three months ended March 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase of $3 million in repayment of long-term debt-nonaffiliate. We paid $136 million on the Mirant North America senior secured term loan compared to $133 million for the same period in 2007;

•	an increase of $20 million as a result of the repayment of long-term debt-affiliate in 2008; and

•	a decrease of $87 million as a result of a distribution of $64 million to our member in 2008, as compared to $151 million in the same period in 2007.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. In 2008, net cash provided by investing activities from discontinued operations was $18 million, of which $16 million was related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen.

C.	Mirant Mid-Atlantic

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Mid-Atlantic, an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation and a direct subsidiary of Mirant North America, is a competitive energy company that produces and sells electricity. Mirant Mid-Atlantic owns or leases approximately 5,244 MW of net electric generating capacity in the Mid-Atlantic region.

Capital Expenditures and Capital Resources

For the three months ended March 31, 2008, we paid $136 million for capital expenditures, of which $112 million related to the Maryland Healthy Air Act. Through March 31, 2008, we have paid approximately $612 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$590	$277	$121
Other environmental	38	23	8
Maintenance	67	146	211
Construction	58	12	2
Other	3	1	5

Total	$756	$459	$347

We expect that available cash, future cash flows from operations together with redemptions of the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America will be sufficient to fund these capital expenditures.

Coal Prices

Refer to “Coal Prices” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported a net loss of $154 million and $173 million for the periods ended March 31, 2008 and 2007, respectively. The change in net loss is detailed as follows (in millions):

	Three Months Ended March 31,
	2008	2007	Increase
Realized gross margin	$264	$246	$18
Unrealized gross margin	(300)	(319)	19

Total gross margin	(36)	(73)	37

Operating expenses:
Operations and maintenance
Nonaffiliate	55	50	5
Affiliate	42	33	9
Depreciation and amortization	21	19	2
Gain on sales of assets, net	—	(1)	1

Total operating expenses	118	101	17

Operating loss	(154)	(174)	20

Other expense (income), net
Nonaffiliate	—	(1)	1

Net Loss	$(154)	$(173)	$19

Results of Operations

Operating Statistics

Our Net Capacity Factor for the three months ended March 31, 2008, was 36% compared to 37% for the same period in 2007. Our power generation volumes for the three months ended March 31, 2008 (in gigawatt hours) were 4,189 compared to 4,235 for the same period in 2007. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on capacity factor and power generation volumes by region.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for Mirant Mid-Atlantic’s realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for Mirant Mid-Atlantic’s operating expenses variance explanations.

Liquidity and Capital Resources

Sources of Funds

Our liquidity and capital requirements are primarily a function of our capital expenditures, rent expense for operating leases, contractual obligations, legal settlements and working capital needs. Cash provided by operating activities totaled $229 million for each of the three month periods ended March 31, 2008 and 2007. We expect to fund the approximately $1.6 billion of anticipated capital expenditures through 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act with funds from operating activities, the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of March 31, 2008, from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, we entered into additional fuel commitments through our affiliate, Mirant Energy Trading, primarily related to long-term coal agreements. As of March 31, 2008, we have approximately $806 million of fuel commitments. Of this amount, $216 million relates to the remainder of 2008, $279 million relates to 2009, $152 million relates to 2010, $139 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2012.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities was $229 million for each of the three month periods ended March 31, 2008 and 2007. Cash provided by operating activities for the period was affected by:

•

an increase in realized gross margin of $18 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007; offset by

•	a decrease of $14 million related to an increase in operations and maintenance expenses; and

•	a decrease of $4 million related to other changes in working capital and noncash adjustments to net income.

Investing Activities. Net cash used in investing activities increased by $67 million for the three months ended March 31, 2008, compared the same period in 2007, primarily as a result of an increase in capital expenditures because of our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash used in financing activities increased $90 million for the three months ended March 31, 2008, compared to the same period in 2007. This difference was primarily a result of the receipt of $60 million of capital contributions in 2008 and a distribution to our member of $150 million in 2008.

Other Developments

Shut Down of Lovett Generation Facility (Mirant Americas Generation and Mirant North America). In 2000, the State of New York issued an NOV to the previous owner of our Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by us. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree,

Mirant Lovett had three options: (1) install emissions controls on Lovett’s two coal-fired units; (2) shut down unit 5 and convert unit 4 to natural gas; or (3) shut down both coal-fired units in 2007 and 2008. We concluded that the installation of the required emissions controls was uneconomic. We also concluded that operating unit 4 on natural gas was uneconomic.

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

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. We discontinued operation of unit 4 as of May 7, 2007. In addition, we discontinued operation of unit 3 because it was uneconomic to run the unit.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. We shut down unit 5 on April 19, 2008, and we have begun to dismantle the Lovett facility. We expect the decommissioning of the Lovett facility to cost approximately $20 million. The exact amount and timing of such expenditures is not presently known.

Water Regulations (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). We are required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. To discharge water, we must have permits under the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act. A 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper Inc. et al v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, has created substantial uncertainty about what technologies or other measures will be needed to satisfy section 316(b) requirements in the future and when any new requirements will be imposed. On April 14, 2008, the United States Supreme Court granted a petition for a writ of certiorari in the Riverkeeper case on the limited question of whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water structures. The EPA has not indicated what impact, if any, the Court’s review of this question will have on the EPA’s reconsideration of other aspects of the Section 316(b) regulations.

Kendall NPDES and Surface Water Discharge Permit (Mirant Americas Generation and Mirant North America). On September 26, 2006, the Massachusetts Department of Environmental Protection (“MADEP”) and the EPA jointly issued to Mirant Kendall a Surface Water Discharge Permit (“SWDP”), a water quality certificate and an NPDES permit for the Kendall generating facility. The new permits impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could cause substantial curtailments of the operations of the Kendall facility. Mirant Kendall has appealed the permits in three proceedings: (1) appeal of the NPDES permit to the Environmental Appeals Board; (2) appeal of the SWDP to the Massachusetts Department of Environmental Protection; and (3) appeal of the water quality certification to the Massachusetts Department of Environmental Protection. The effect of the permits has been stayed pending the outcome of these appeals. The two appeals to the Massachusetts Department of Environmental Protection have been stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings until April 18, 2008, in order for the EPA to address the sections of the permit that are affected by the EPA’s suspension of the 316(b) regulations as described above under “Water Regulations.” On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit. On April 23, 2008, the Environmental Appeals Board, at the EPA’s request, extended the stay of the appeal proceedings until May 28, 2008. On May 1, 2008, Mirant Kendall submitted comments on the draft permit modification. We are unable to predict the outcome of these proceedings.

Northeast Region—ISO New England Forward Capacity Market (Mirant Americas Generation and Mirant North America). Our New England facilities participate in a market administered by ISO-NE. ISO-NE utilizes a locational marginal pricing model similar to that used in PJM and NYISO.

On March 6, 2006, a settlement proposal was filed with the FERC among ISO-NE and multiple market participants for a forward capacity market (the “FCM”) under which annual capacity auctions would be conducted for supply three years in advance of provision. The settlement provided for a four-year transition period during which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, and continuing with price escalators through May 31, 2010. The first auction took place in February 2008 for the period June 1, 2010 to May 31, 2011. The clearing price was $4.50 per kW-month, which was the price floor established as part of the FCM settlement. Our generating facilities located in the ISO-NE market receive a capacity payment based on our pro-rata share of the capacity that was sold in the auction. The next auction for the period June 1, 2011 to May 31, 2012, will be held in December 2008. Beginning December 1, 2006, we began receiving capacity revenues under the FCM transition period. The FERC’s orders approving and implementing the FCM were appealed by various parties to the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). On March 28, 2008, the DC Circuit affirmed FERC’s approval of the FCM, including its transition period payments. The DC Circuit, however, rejected one element of the FCM that dealt with the legal standard of review for future challenges by non-settling parties to the transition payments and final auction prices. The DC Circuit rejected the more stringent “public interest” standard of review and found that the “just and reasonable” standard of review applies to non-settling parties. We do not think that a change to the legal standard of review will have an impact on the FCM or the capacity payments we receive under the FCM.

Mirant Potomac River State Operating Permits (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to issue a state operating permit (the “Permit”) for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. We think these limits and constraints are unreasonable and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the Permit. We have appealed that decision.

The Virginia State Air Pollution Control Board has stated that the Permit is intended to be supplanted by a more comprehensive permit. On October 19, 2007, the Virginia DEQ published a draft of a more comprehensive permit to solicit comments from the public. If it had been adopted as proposed, this comprehensive permit would have also imposed stringent limits on SO2 emissions that would have continued to limit Mirant Potomac River to operating no more than three of the five units of the Potomac River generating facility at any one time. On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative state operating permit that would require completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set a single SO2 emissions limit for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. If approved as currently drafted with some minor modifications, this alternative state operating permit would enable Mirant Potomac River to operate all five units of the facility at one time. In March 2008, the Virginia State Air Pollution Control Board set aside consideration of the draft permit published October 19, 2007, to focus its attention on the draft permit published December 21, 2007. We anticipate that the Virginia State Air Pollution Control Board will consider this proposed permit in May 2008.

Critical Accounting Estimates (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the respective Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic for the year ended December 31, 2007.

Fair Value Measurements

Nature of Estimates Required. We measure fair value on a recurring basis for derivative energy contracts that economically hedge our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133, are either not derivatives or qualify for a scope exception, and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we will no longer defer inception gains and losses.

Key Assumptions and Approach Used. Determining the fair value of our derivatives is based largely on quoted prices from exchanges and independent brokers in active markets. Our view is that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. We determine the fair value of our derivative instruments as the difference in the transaction price and the market price, multiplied by quantity for each transaction. Since the adoption of SFAS 157 on January 1, 2008, we utilize for the market price the quoted bid or ask price for our derivative instruments.

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Mirant Americas Generation and Mirant North America’s assets and liabilities classified as level 3 in the fair value hierarchy represent approximately 1% of their total assets and 0% of their total liabilities measured at fair value at March 31, 2008. Mirant Mid-Atlantic’s assets and liabilities classified as level 3 in the fair value hierarchy represent approximately 2% of its total assets and 1% of its total liabilities measured at fair value at March 31, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

The fair value of price risk management assets and liabilities in our consolidated balance sheets is also affected by our assumptions as to time value, credit risk and nonperformance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our price risk management assets is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us. The fair value of our price risk management liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. The credit risk reflected in the fair value of our price risk management assets and the nonperformance risk reflected in the fair value of our price risk management liabilities is calculated with consideration of our master netting agreements with counterparties.

Effect if Different Assumptions Used. The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on readily-available market information, there is not a significant range of values around the fair value estimate. For our derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on financial instruments related to energy trading and marketing activities.

Asset Retirement Obligations

Nature of Estimates Required. We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. Mirant Americas Generation and Mirant North America have identified certain retirement obligations within their power generating operations and have a noncurrent liability of $45 million recorded as of March 31, 2008. Mirant Mid-Atlantic has identified certain retirement obligations with its power generating operations and has a noncurrent liability of $14 million recorded as of March 31, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites.

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

Effect if Different Assumptions Used. We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in Mirant Americas Generation’s and Mirant North America’s rate of inflation would result in an approximate $4 million increase to the asset retirement obligation recorded on their balance sheets as of March 31, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $5 million change. A 1% increase in Mirant Mid-Atlantic’s rate of inflation would result in an approximate $1 million increase to the asset retirement obligation recorded on its balance sheet as of March 31, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $2 million change.

Litigation

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at March 31, 2008.

Mirant Americas Generation and Mirant North America

The net fair value of our price risk management assets and liabilities was $(433) million at March 31, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, these coal agreements had a net fair value of approximately $452 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of March 31, 2008:

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade	$205	$6	$199	77%
Non-Investment Grade	—	—	—	—%
No External Ratings:
Internally-rated Investment Grade	41	—	41	16%
Internally-rated Non-Investment Grade	19	—	19	7%
Not Internally Rated	—	—	—	—%

Total	$265	$6	$259	100%

[1]

The table excludes amounts related to contracts classified as normal purchase/normal sales and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

[2]

Collateral includes cash and letters of credit and any cash collateral posted by Mirant Americas Generation and Mirant North America to a counterparty which is in excess of the amount currently owed to that counterparty.

Mirant Mid-Atlantic

The net fair value of our price risk management assets and liabilities was $(450) million at March 31, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, these coal agreements had a net fair value of approximately $452 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. As of March 31, 2008, the credit quality and the balance sheet settlement exposures of $13 million related to these activities for Mirant Mid-Atlantic is based on one contract with an internally-rated, non-investment grade counterparty.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the respective Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic for the year ended December 31, 2007.

Item 4.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Companies have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements because of error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2008. Based upon this assessment, our management concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the three month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note J to the accompanying unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

There have been no material changes in risk factors since those reported in the respective Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic for the year ended December 31, 2007.

Item 6.	Exhibits (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

(a)	Exhibits

Mirant Americas Generation

Exhibit Number	Exhibit Name

3.1*	Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001 (designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.1)

3.2*	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (designated on Form 10-Q for the quarter ended September 30, 2006, as Exhibit 3.2)

31.1A1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A4	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

Mirant North America

Exhibit Number	Exhibit Name

3.1*	Certificate of Incorporation of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.1)

3.2*	Limited Liability Company Agreement of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.2)

3.3*	Certificate of Incorporation of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.3)

3.4*	Bylaws of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.4)

31.1A2	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2A5	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1A2	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2A5	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*	Asterisk indicates exhibits incorporated by reference.

Mirant Mid-Atlantic

Exhibit Number	Exhibit Name

3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1).

3.2*	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006 (Designated on Form 10-Q for the quarter ended September, 30 2006 as Exhibit 3.2).

31.1A3	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2A6	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1A3	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2A6	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*	Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2008.

Mirant Americas Generation, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2008.

Mirant North America, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2008.

Mirant Mid-Atlantic, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)