Form 10-Q/A
period 2008-03-31
MIRANT AMERICAS GENERATION LLC; MIRANT MID ATLANTIC LLC; Mirant North America, LLC
filed 2008-05-27
CIK 1140761, 1138258, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This combined Form 10-Q/A is separately filed by Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC. Information contained in this combined Form 10-Q/A relating to Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

EXPLANATORY NOTE

On May 14, 2008, Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC filed a combined Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the quarter ended March 31, 2008 (“Combined Form 10-Q”). Subsequent to the filing of the Combined Form 10-Q, management identified a misstatement in the projected capital expenditures for Mirant Mid-Atlantic, LLC disclosed in Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition. The correction of the misstatement resulted in the reclassification of amounts presented for Mirant Mid-Atlantic, LLC within the categories of projected capital expenditures and adjustments to the total projected capital expenditures for the periods presented. The correction of total projected capital expenditures resulted in an increase from $756 million to $764 million for the remainder of 2008, an increase from $459 million to $486 million for 2009 and a decrease from $347 million to $240 million for 2010.

The projected capital expenditures for Mirant Americas Generation, LLC and Mirant North America, LLC were not affected by this misstatement. In addition, the misstatement does not affect the unaudited condensed consolidated financial statements or accompanying footnotes for Mirant Mid-Atlantic, LLC for the quarter ended March 31, 2008. The misstatement also does not affect the Quarterly Report on Form 10-Q for Mirant Corporation for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 8, 2008.

Except as described in this Explanatory Note, no other changes have been made to the Combined Form 10-Q as originally filed.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•	the disposition of the pending litigation described in this combined Form 10-Q/A.

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

	2008	2009	2010
Maryland Healthy Air Act	$590	$277	$121
Other environmental	39	49	10
Maintenance	66	120	102
Construction	66	38	5
Other	3	2	2

Total	$764	$486	$240

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

PART II

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2008.

Mirant Americas Generation, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2008.

Mirant North America, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2008.

Mirant Mid-Atlantic, LLC

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)