Form 10-Q
period 2008-06-30
MIRANT AMERICAS GENERATION LLC; MIRANT MID ATLANTIC LLC; Mirant North America, LLC
filed 2008-08-13
CIK 1140761, 1138258, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Mirant Americas Generation, LLC

(Exact name of registrant as specified in its charter)

Commission File Number: N/A

51-0390520 (I.R.S. Employer Identification No.)

Mirant North America, LLC

(Exact name of registrant as specified in its charter)

Commission File Number: N/A

20-4514609 (I.R.S. Employer Identification No.)

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

Commission File Number: N/A

58-2574140 (I.R.S. Employer Identification No.)

Delaware

(State or other jurisdiction of incorporation or organization of all Registrants)

1155 Perimeter Center West,

Suite 100, Atlanta, Georgia 30338

(Address of Principal Executive Offices, including Zip Code, of all Registrants)

(678) 579-5000

(Registrants’ Telephone Number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Glossary of Certain Defined Terms

Administrative Services Agreement—Management, personnel and services agreement with Mirant Services, effective January 3, 2006.

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

CO2 —Carbon dioxide.

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

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No.143.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

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

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Las Vegas—Mirant Las Vegas, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant New York—Mirant New York, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

Mirant Services—Mirant Services, LLC.

Mirant Sugar Creek—Mirant Sugar Creek, LLC.

Mirant Zeeland—Mirant Zeeland, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standard.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOV—Notice of violation.

NOx—Nitrogen oxides.

NSR—New source review.

NYISO—Independent System Operator of New York.

NYSDEC—New York State Department of Environmental Conservation.

ii

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Orange and Rockland—Orange and Rockland Utilities, Inc.

OTC—Over-the-Counter.

Ozone Season—The period between May 1 and September 30 of each year.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

PG&E—Pacific Gas & Electric Company.

PJM—PJM Interconnection, LLC.

Plan—The plan of reorganization that was approved in conjunction with Mirant’s and the Companies’ emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement—Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, effective January 3, 2006. As of February 1, 2006, the agreement was transferred to Mirant Energy Trading.

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

SFAS 143—SFAS No. 143, Accounting for Asset Retirement Obligations.

SFAS 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

Virginia DEQ—Virginia Department of Environmental Quality.

West Georgia—West Georgia Generating Company L.L.C.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•

increased margin requirements, market volatility or other market conditions that could increase the obligations of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic to post collateral beyond amounts that are expected;

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

•

deterioration in the financial condition of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic counterparties and the resulting failure to pay amounts owed to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic or to perform obligations or services due to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic beyond collateral posted;

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

•	our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

•	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

•	our and our affiliates’ ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	our ability to obtain adequate supply and delivery of fuel for our facilities;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of CO2 and other greenhouse gases;

•

our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•	war, terrorist activities or the occurrence of a catastrophic loss;

•

Mirant Americas Generation’s and Mirant North America’s consolidated indebtedness and the possibility that Mirant Americas Generation and Mirant North America or their subsidiaries, including Mirant Mid-Atlantic, may incur additional indebtedness in the future;

•

restrictions on the ability of Mirant Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant Americas Generation, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant Americas Generation’s ability to access the cash flows of those subsidiaries to make debt service and other payments;

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

Many of these risks, uncertainties and assumptions are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made.

Factors that Could Affect Future Performance

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Companies’ future performance (business, financial condition or results of operations and cash flows) are set forth in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized losses of $911 million, $127 million, $1.213 billion and $527 million, respectively)	$(393)	$490	$(91)	$802
Operating revenues—affiliate (including unrealized gains of $0, $(10) million, $0 and $(16) million, respectively)	—	20	—	53

Total operating revenues	(393)	510	(91)	855

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $(37) million, $13 million, $(36) million and $(23) million, respectively)	164	216	402	493
Cost of fuel, electricity and other products—affiliate (including unrealized losses of $0, $0, $0 and $1 million, respectively)	2	11	4	47

Total cost of fuel, electricity and other products	166	227	406	540

Gross Margin	(559)	283	(497)	315

Operating Expenses:
Operations and maintenance—nonaffiliate	120	97	206	183
Operations and maintenance—affiliate	74	64	146	129
Depreciation and amortization	38	29	69	59
Impairment losses	—	175	—	175
Gain on sales of assets, net	(12)	(17)	(16)	(19)

Total operating expenses	220	348	405	527

Operating Loss	(779)	(65)	(902)	(212)

Other Expense (Income), net:
Interest expense—nonaffiliate	48	63	100	128
Interest income—nonaffiliate	(4)	(15)	(11)	(27)
Other, net	4	(1)	6	(1)

Total other expense, net	48	47	95	100

Loss From Continuing Operations Before Reorganization Items, net	(827)	(112)	(997)	(312)
Reorganization items, net	—	(1)	—	(2)

Loss From Continuing Operations	(827)	(111)	(997)	(310)
Income (Loss) From Discontinued Operations, net	—	4	—	(2)

Net Loss	$(827)	$(107)	$(997)	$(312)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$119	$698
Funds on deposit	571	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	832	542
Affiliate	—	2
Price risk management assets	3,206	687
Inventories	345	357
Prepaid rent and other payments	113	131

Total current assets	5,186	2,719

Property, Plant and Equipment, net	2,852	2,569

Noncurrent Assets:
Intangible assets, net	200	204
Price risk management assets	448	153
Prepaid rent	263	234
Debt issuance costs, net	44	49
Other	16	8

Total noncurrent assets	971	648

Total Assets	$9,009	$5,936

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$—	$6
Current portion of long-term debt	41	141
Accounts payable and accrued liabilities	894	574
Payable to affiliate	28	32
Price risk management liabilities	3,827	709
Other	9	8

Total current liabilities	4,799	1,470

Noncurrent Liabilities:
Long-term debt	2,780	2,952
Price risk management liabilities	1,134	261
Asset retirement obligations	39	44
Other	50	40

Total noncurrent liabilities	4,003	3,297

Commitments and Contingencies
Equity:
Member’s interest	542	1,524
Preferred stock in affiliate	(335)	(355)

Total equity	207	1,169

Total Liabilities and Equity	$9,009	$5,936

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$1,524	$(355)
Net loss	(997)	—
Distribution to member	(137)	—
Capital contributions	139	—
Capital contributions—non-cash	1	—
Amortization of discount on preferred stock in affiliate	11	(11)
Redemption of preferred stock	—	31
SFAS 157 adoption	1	—

Balance, June 30, 2008	$542	$(335)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(997)	$(312)
Loss from discontinued operations	—	(2)

Loss from continuing operations	(997)	(310)

Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by (used in) operating activities:
Depreciation and amortization	74	64
Impairment losses	—	175
Gain on sales of assets	(16)	(19)
Price risk management activities, net	1,177	489
Funds on deposit	(269)	(36)
Other, net	8	—
Changes in other working capital	(38)	32

Total adjustments	936	705

Net cash provided by (used in) operating activities of continuing operations	(61)	395
Net cash provided by (used in) operating activities of discontinued operations	1	(19)

Net cash provided by (used in) operating activities	(60)	376

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(285)	(176)
Capitalized interest for projects under construction	(23)	(8)
Proceeds from the sales of assets and other investments	15	26
Proceeds from property insurance	—	3

Net cash used in investing activities of continuing operations	(293)	(155)
Net cash provided by investing activities of discontinued operations	18	509

Net cash provided by (used in) investing activities	(275)	354

Cash Flows from Financing Activities:
Issuance (repayment) of note payable-affiliate	(6)	7
Repayment of long-term debt-nonaffiliate	(270)	(136)
Capital contributions	139	—
Redemption of preferred stock	31	—
Distribution to member	(137)	(257)
Other	(1)	—

Net cash used in financing activities	(244)	(386)

Net Increase (Decrease) in Cash and Cash Equivalents	(579)	344
Cash and Cash Equivalents, beginning of period	698	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3

Cash and Cash Equivalents, end of period	$119	$1,097

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$117	$124
Cash paid for claims and professional fees from bankruptcy	$—	$20
Financing Activity:
Capital contributions—non-cash	$1	$—
Effect of the Supplemental Plan—non-cash	$—	$16
Capital contribution pursuant to the Plan—non-cash	$—	$2
Redemption of preferred stock in affiliate—non-cash	$—	$5

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized losses of $911 million, $127 million, $1.213 billion and $527 million, respectively)	$(393)	$490	$(91)	$802
Operating revenues—affiliate (including unrealized gains of $0, $(10) million, $0 and $(16) million, respectively)	—	20	—	53

Total operating revenues	(393)	510	(91)	855

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $(37) million, $13 million, $(36) million and $(23) million, respectively)	164	216	402	493
Cost of fuel, electricity and other products—affiliate (including unrealized losses of $0, $0, $0 and $1 million, respectively)	2	11	4	47

Total cost of fuel, electricity and other products	166	227	406	540

Gross Margin	(559)	283	(497)	315

Operating Expenses:
Operations and maintenance—nonaffiliate	120	97	206	183
Operations and maintenance—affiliate	74	64	146	129
Depreciation and amortization	38	29	69	59
Impairment losses	—	175	—	175
Gain on sales of assets, net	(12)	(17)	(16)	(19)

Total operating expenses	220	348	405	527

Operating Loss	(779)	(65)	(902)	(212)

Other Expense (Income), net:
Interest expense—nonaffiliate	12	25	29	54
Interest expense—affiliate	—	1	—	1
Interest income—nonaffiliate	(4)	(15)	(11)	(27)
Interest income—affiliate	—	(1)	(1)	(3)
Other, net	(1)	—	—	—

Total other expense, net	7	10	17	25

Loss From Continuing Operations Before Reorganization Items, net	(786)	(75)	(919)	(237)
Reorganization items, net	—	(1)	—	(2)

Loss From Continuing Operations	(786)	(74)	(919)	(235)
Income (Loss) From Discontinued Operations, net	—	4	—	(2)

Net Loss	$(786)	$(70)	$(919)	$(237)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$119	$697
Funds on deposit	571	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	832	542
Affiliate	9	10
Notes receivable—affiliate	93	93
Price risk management assets	3,206	687
Inventories	345	357
Prepaid rent and other payments	113	131

Total current assets	5,288	2,819

Property, Plant and Equipment, net	2,849	2,566

Noncurrent Assets:
Intangible assets, net	200	204
Price risk management assets	448	153
Prepaid rent	263	234
Debt issuance costs, net	36	39
Other	16	8

Total noncurrent assets	963	638

Total Assets	$9,100	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$—	$20
Current portion of long-term debt	41	141
Accounts payable and accrued liabilities	868	546
Payable to affiliate	28	32
Price risk management liabilities	3,827	709
Other	9	8

Total current liabilities	4,773	1,456

Noncurrent Liabilities:
Long-term debt	1,256	1,294
Price risk management liabilities	1,134	261
Asset retirement obligations	39	44
Other	50	40

Total noncurrent liabilities	2,479	1,639

Commitments and Contingencies
Equity:
Member’s interest	2,053	3,157
Preferred stock in affiliate	(205)	(229)

Total equity	1,848	2,928

Total Liabilities and Equity	$9,100	$6,023

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,157	$(229)
Net loss	(919)	—
Distribution to member	(192)	—
Settlement of member’s obligations pursuant to the Plan	(1)	—
Amortization of discount on preferred stock in affiliate	7	(7)
Redemption of preferred stock	—	31
SFAS 157 adoption	1	—

Balance, June 30, 2008	$2,053	$(205)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(919)	$(237)
Loss from discontinued operations	—	(2)

Loss from continuing operations	(919)	(235)

Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	73	63
Impairment losses	—	175
Gain on sales of assets	(16)	(19)
Price risk management activities, net	1,177	489
Funds on deposit	(269)	(36)
Other, net	8	—
Changes in other working capital	(38)	61

Total adjustments	935	733

Net cash provided by operating activities of continuing operations	16	498
Net cash provided by (used in) operating activities of discontinued operations	1	(19)

Net cash provided by operating activities	17	479

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(285)	(176)
Capitalized interest for projects under construction	(23)	(8)
Proceeds from the sales of assets and other investments	15	26
Proceeds from property insurance	—	3

Net cash used in investing activities of continuing operations	(293)	(155)
Net cash provided by investing activities of discontinued operations	18	509

Net cash provided by (used in) investing activities	(275)	354

Cash Flows from Financing Activities:
Issuance (repayment) of note payable-affiliate	(20)	7
Repayment of long-term debt-nonaffiliate	(138)	(136)
Redemption of preferred stock	31	—
Distribution to member	(192)	(346)
Settlement of member’s obligations pursuant to the Plan	(1)	(15)

Net cash used in financing activities	(320)	(490)

Net Increase (Decrease) in Cash and Cash Equivalents	(578)	343
Cash and Cash Equivalents, beginning of period	697	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3

Cash and Cash Equivalents, end of period	$119	$1,096

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$45	$52
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$40
Capital contribution pursuant to the Plan—non-cash	$—	$17
Redemption of preferred stock in affiliate—non-cash	$—	$5

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized losses of $564 million, $1 million, $804 million and $204 million, respectively)	$(600)	$18	$(838)	$(155)
Operating revenues—affiliate (including unrealized losses of $265 million, $27 million, $320 million and $140 million, respectively)	101	272	449	502

Total operating revenues	(499)	290	(389)	347

Cost of fuel, electricity and other products—nonaffiliate (including unrealized gains of $(1) million, $0, $0 and $0, respectively)	3	31	10	66
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(10) million, $6 million, $(6) million and $9 million, respectively)	103	76	242	171

Total cost of fuel, electricity and other products	106	107	252	237

Gross Margin	(605)	183	(641)	110

Operating Expenses:
Operations and maintenance—nonaffiliate	68	58	123	108
Operations and maintenance—affiliate	45	33	87	66
Depreciation and amortization	23	20	44	39
Gain on sales of assets, net	(2)	(1)	(2)	(2)

Total operating expenses	134	110	252	211

Operating Income (Loss)	(739)	73	(893)	(101)

Other Expense (Income), net:
Interest expense—nonaffiliate	1	1	2	2
Interest income—nonaffiliate	(2)	(3)	(3)	(5)
Other, net	1	—	1	—

Total other income, net	—	(2)	—	(3)

Net Income (Loss)	$(739)	$75	$(893)	$(98)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$57	$242
Funds on deposit	—	2
Receivables:
Nonaffiliate	1	9
Affiliate	339	142
Price risk management assets—nonaffiliate	—	10
Price risk management assets—affiliate	687	77
Fuel stock and emissions allowances	83	82
Materials and supplies	39	38
Prepaid rent	96	96
Other	1	10

Total current assets	1,303	708

Property, Plant and Equipment, net	2,305	2,050

Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	307	67
Other intangible assets, net	147	150
Prepaid rent	263	234

Total noncurrent assets	1,516	1,250

Total Assets	$5,124	$4,008

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	192	137
Payable to affiliate	206	77
Price risk management liabilities—nonaffiliate	335	13
Price risk management liabilities—affiliate	930	96
Accrued taxes	—	8
Other	3	—

Total current liabilities	1,669	334

Noncurrent Liabilities:
Long-term debt	27	27
Price risk management liabilities—nonaffiliate	599	123
Price risk management liabilities—affiliate	398	75
Asset retirement obligations	14	14
Other	39	28

Total noncurrent liabilities	1,077	267

Commitments and Contingencies
Equity:
Member’s interest	2,583	3,636
Preferred stock in affiliate	(205)	(229)

Total equity	2,378	3,407

Total Liabilities and Equity	$5,124	$4,008

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,636	$(229)
Net loss	(893)	—
Distribution to member	(325)	—
Capital contributions	155	—
Amortization of discount on preferred stock in affiliate	7	(7)
Redemption of preferred stock	—	31
SFAS 157 adoption	3	—

Balance, June 30, 2008	$2,583	$(205)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(893)	$(98)

Adjustments to reconcile net loss and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	44	39
Price risk management activities, net	1,118	353
Gain on sales of assets	(2)	(2)
Funds on deposit	2	—
Changes in other working capital	(50)	62

Total adjustments	1,112	452

Net cash provided by operating activities	219	354

Cash Flows from Investing Activities:
Capital expenditures	(265)	(161)
Proceeds from the sales of assets	1	1
Property insurance proceeds	—	3

Net cash used in investing activities	(264)	(157)

Cash Flows from Financing Activities:
Repayment of debt	—	(1)
Capital contributions	155	36
Redemption of preferred stock	31	—
Distribution to member	(325)	(114)
Other	(1)	—

Net cash used in financing activities	(140)	(79)

Net Increase (Decrease) in Cash and Cash Equivalents	(185)	118
Cash and Cash Equivalents, beginning of period	242	75

Cash and Cash Equivalents, end of period	$57	$193

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$2
Financing Activity:
Redemption of preferred stock in affiliate—non-cash	$—	$5

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Mirant Mid-Atlantic owns or leases 5,244 MW of net electric generating capacity. Mirant Mid-Atlantic is part of the 10,097 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America. The 10,097 MW of net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation and Mirant North America also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia.

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

Basis of Presentation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The accompanying unaudited condensed consolidated financial statements of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic.

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

In preparing Mirant Americas Generation’s and Mirant North America’s consolidated statements of cash flows for the year ended December 31, 2007, the Companies discovered that capitalized interest for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. The result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $8 million for the six months ended June 30, 2007. The misstatement had no effect on Mirant Americas Generation’s and Mirant North America’s cash, net income (loss) or member’s interest. Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007, have been adjusted to reflect the immaterial correction of this misstatement.

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

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three and six months ended June 30, 2008 and 2007, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total interest costs	$60	$68	$123	$137
Capitalized and included in property, plant and equipment, net	(12)	(5)	(23)	(9)

Interest expense—nonaffiliate	$48	$63	$100	$128

The amounts of capitalized interest above include interest accrued. For the three and six months ended June 30, 2008, cash paid for interest was $128 million and $140 million, respectively, of which $20 million and $23 million, respectively, was capitalized. For the three and six months ended June 30, 2007, cash paid for interest was $82 million and $132 million, respectively, of which $2 million and $8 million, respectively, was capitalized.

Mirant North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total interest costs	$24	$30	$52	$63
Capitalized and included in property, plant and equipment, net	(12)	(5)	(23)	(9)

Interest expense—nonaffiliate	$12	$25	$29	$54

The amounts of capitalized interest above include interest accrued. For the three and six months ended June 30, 2008, cash paid for interest was $57 million and $68 million, respectively, of which $20 million and $23 million, respectively, was capitalized. For the three and six months ended June 30, 2007, cash paid for interest was $10 million and $60 million, respectively, of which $2 million and $8 million, respectively, was capitalized.

Recently Adopted Accounting Standards (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

SFAS 157. On September 15, 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under GAAP and expanded its disclosure about fair value measurement. SFAS 157 required companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the Level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS 157 was effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted the provisions of SFAS 157 on January 1, 2008, for financial instruments and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.

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

SFAS 157 also clarified that non-performance risk, including an issuer’s credit standing, should be considered when measuring liabilities at fair value, precludes the use of a block discount when measuring instruments traded in an actively quoted market at fair value and requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

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

The provisions of SFAS 157 are applied prospectively, except for the initial effect on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price presumption under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are recorded as a transition adjustment to beginning retained earnings in the year of adoption. Upon adoption of SFAS 157, Mirant Americas Generation and Mirant North America recognized a gain of approximately $1 million as a cumulative-effect adjustment to member’s interest on January 1, 2008, and Mirant Mid-Atlantic recognized a gain of $3 million as a cumulative-effect adjustment to member’s interest on January 1, 2008. The cumulative-effect adjustment relates entirely to the recognition of inception gains and losses formerly deferred under EITF 02-3. See Note C for further discussion of SFAS 157.

SFAS 159. On February 15, 2007, the FASB issued SFAS 159, which permitted an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS 159 was effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not affect the Companies’ statements of operations, financial position or cash flows because the Companies did not elect the fair value option for any of its financial instruments.

FSP FIN 39-1. On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 was effective at the beginning of the first fiscal year after November 15, 2007. In March 2008, the FASB issued SFAS 161 which, upon adoption, requires the presentation of disclosures for derivative and hedging activities on a gross basis. In SFAS 161, the FASB expressed the view that disclosing the fair value amounts of derivative instruments on a gross basis provides better information about how companies are managing risks. As a result, the Companies reevaluated their policies related to the net presentation of the price risk management assets and liabilities and related receivables and payables subject to master netting agreements. The Companies elected to discontinue the net presentation of assets and liabilities subject to master netting agreements upon adoption of

FSP FIN 39-1 on January 1, 2008. As required by FSP FIN 39-1, amounts at December 31, 2007, are also presented on a gross basis in the unaudited condensed consolidated balance sheets for consistent presentation. As a result, total assets and total liabilities as of December 31, 2007, both increased by $929 million for Mirant Americas Generation and Mirant North America and $204 million for Mirant Mid-Atlantic. The change to gross presentation had no effect on net income (loss) or member’s interest.

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

At June 30, 2008, Mirant Americas Generation and Mirant North America had approximately $118 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheets. In addition, approximately $1 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

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

New Accounting Standards Not Yet Adopted

Mirant Americas Generation and Mirant North America

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. SFAS 141R amends SFAS 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R further amends SFAS 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances. Mirant Americas Generation and Mirant North America are currently evaluating the potential effect of adopting SFAS 141R.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies will adopt FSP FAS 157-2 on January 1, 2009. The Companies are currently evaluating the potential effect of adopting FSP FAS 157-2 on its disclosures for certain non-recurring nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value in the Companies’ unaudited condensed consolidated financial statements.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative contracts to manage exposure to commodity price risks and changes in conversion spreads. Mirant Americas Generation and Mirant North America also utilize derivative contracts to manage proprietary trading activities. The standard will require the Companies to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Companies’ statements of operations, financial position and cash flows. The Companies will adopt SFAS 161 on January 1, 2009. The Companies are currently evaluating the potential effect of adopting SFAS 161 on their disclosures in the Companies’ unaudited condensed consolidated financial statements.

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

Adoption of SFAS 157

Effective January 1, 2008, the Companies adopted SFAS 157 as discussed in Note B, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 clarifies that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of the Companies’ intent or ability to sell the asset or transfer the liability at the measurement date. In applying the exit price objective upon adoption of SFAS 157, the Companies measure fair value based on the bid or ask price from independent broker quotes for their price risk management assets and liabilities.

Derivative instruments are recorded at their estimated fair value in the Companies’ accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Companies utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Companies utilize valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on published default probabilities for the actual and potential asset value, the fair value of the Companies’ derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of the Companies’ defaulting, the Companies adjust their price risk management liabilities to reflect the price at which a potential market participant would be willing to assume the Companies’ liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2008, the Companies do not have any derivative instruments for which hedge accounting, as defined by SFAS 133, has been elected.

The following tables provide a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the six months ended June 30, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts[2]	(283)
Roll off of previous values[3]	67
Other changes in fair value, including valuation adjustments	(851)
Purchases, issuances, and settlements[4]	(111)

Fair value of portfolio of assets and liabilities at June 30, 2008, net	$(1,307)

[1]

Reflects Mirant Americas Generation’s and Mirant North America’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period.
[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

Mirant Mid-Atlantic

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(150)
Gains (losses) recognized in the period, net:
New contracts[2]	(261)
Roll off of previous values[3]	66
Other changes in fair value, including valuation adjustments	(812)
Purchases, issuances, and settlements[4]	(111)

Fair value of portfolio of assets and liabilities at June 30, 2008, net	$(1,268)

[1]

Reflects Mirant Mid-Atlantic’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period.
[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

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

Level 2 inputs – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using quotes from independent brokers or other valuation methodologies. These include widely-accepted methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, swaps and options.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Companies’ assessments of the significance of a particular input to the fair value measurement in its entirety require judgment, and consider factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Companies’ assessments of the significance of a particular input to the fair value measurement require judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At June 30, 2008, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following tables present financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2008, by category (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$228	$3,381	$45	$3,654
Total liabilities	(224)	(4,718)	(19)	(4,961)

Total	$4	$(1,337)	$26	$(1,307)

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$5	$980	$9	$994
Total liabilities	(12)	(2,235)	(15)	(2,262)

Total	$(7)	$(1,255)	$(6)	$(1,268)

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2008, by tenor (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(5)	$(431)	$30	$(406)
2009	9	(463)	3	(451)
2010	—	(222)	(3)	(225)
2011	—	(85)	(4)	(89)
2012	—	(80)	—	(80)
Thereafter	—	(56)	—	(56)

Total	$4	$(1,337)	$26	$(1,307)

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2008 and December 31, 2007, was approximately 26 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at June 30, 2008 and December 31, 2007, was approximately 48 million equivalent MWh and 26 million equivalent MWh, respectively.

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(3)	$(361)	$9	$(355)
2009	(4)	(442)	(6)	(452)
2010	—	(232)	(5)	(237)
2011	—	(84)	(4)	(88)
2012	—	(80)	—	(80)
Thereafter	—	(56)	—	(56)

Total	$(7)	$(1,255)	$(6)	$(1,268)

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2008 and December 31, 2007, was approximately 27 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at June 30, 2008 and December 31, 2007, was approximately 47 million equivalent MWh and 24 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities categorized in Level 3 and the amount included in earnings for the six months ended June 30, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(12)
Purchases, issuances, and settlements[2]	7
Transfers in and/or out of Level 3[3]	19

Fair value of assets and liabilities categorized in Level 3 at June 30, 2008	$26

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
[3]

Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$19	$—	$19	$18	$(3)	$15
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	19	—	19	19	2	21

Mirant Mid-Atlantic

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$2
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(8)
Purchases, issuances, and settlements[2]	—
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at June 30, 2008	$(6)

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
[3]

Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$(8)	$—	$(8)	$(10)	$2	$(8)
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	(8)	—	(8)	(10)	2	(8)

D.	Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt is as follows (in millions):

	At June 30, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2008 to 2015	$30	$30	8.19%	—
Less: current portion of long-term debt	(3)	(3)

Total Mirant Mid-Atlantic long-term debt, excluding current portion	27	27
Mirant North America:
Senior secured term loan, due 2008 to 2013	417	555	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(38)	(138)

Total Mirant North America long-term debt, excluding current portion	1,256	1,294

Mirant Americas Generation:
Senior notes:
Due 2011	677	811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)

Total Mirant Americas Generation long-term debt, excluding current portion	$2,780	$2,952

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation and are not recourse to any subsidiary or affiliate of Mirant Americas Generation. In the six months ended June 30, 2008, Mirant Americas Generation purchased $134 million of senior notes due in 2011. In addition, in July 2008, Mirant Americas Generation purchased and retired an additional $27 million of the senior notes.

Mirant North America Senior Secured Credit Facilities

Mirant North America entered into senior secured credit facilities in January 2006, which are comprised of an $800 million senior secured revolving credit facility and a senior secured term loan with an initial principal balance of $700 million amortized to $417 million as of June 30, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to

$200 million of letters of credit. On June 30, 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $52 million of letters of credit previously supported by the cash collateral account and withdrew approximately $52 million from the cash collateral account, thereby reducing the cash collateral account to approximately $148 million. On July 3, 2008, approximately $26 million of letters of credit previously supported by the cash collateral account were transferred to the senior secured revolving credit facility and approximately $26 million was withdrawn from the cash collateral account, thereby reducing the balance in the cash collateral account to approximately $122 million. At June 30, 2008, there were approximately $299 million of letters of credit outstanding under the $800 million senior secured revolving credit facility. At June 30, 2008, a total of $501 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to the quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, Mirant North America made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $32 million. This amount has been reclassified from long-term debt to current portion of long-term debt at June 30, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment results from the significant increase in expected capital expenditures in 2008 compared to 2007.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities are nonrecourse to any other Mirant entities, including Mirant Americas Generation.

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes are nonrecourse to any other Mirant entities, including Mirant Americas Generation.

E.	Discontinued Operations (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Companies that were sold in 2007.

There were no discontinued operations for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, income from discontinued operations included the results of operations of the following sales completed in 2007:

•	the Zeeland and Bosque natural gas-fired facilities on May 1, 2007; and

•	Mirant NY-Gen on May 7, 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2007
Operating revenues	$3	$10
Operating expense (income), net	(3)	10

Operating income	6	—
Other expense	2	2

Net income (loss)	$4	$(2)

F.	Impairments on Assets Held and Used (Mirant Americas Generation and Mirant North America)

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

In 2000, the State of New York issued an NOV to the previous owner of the Companies’ Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by Mirant Americas Generation and Mirant North America. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on the Lovett facility’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 5 in 2007 and unit 4 in 2008. The Companies concluded that the installation of the required emissions controls was uneconomic. The Companies also concluded that operating unit 5 on natural gas was uneconomic.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility in April 2007.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. The Companies discontinued operation of unit 4 as of May 7, 2007. In addition, the Companies discontinued operation of unit 3 because it was uneconomic to run the unit.

In the second quarter of 2007, the Companies performed an impairment analysis of the Lovett facility and as a result of this analysis, recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. The Companies ceased operation of unit 5 on April 19, 2008, and have begun to dismantle the Lovett facility. The Companies expect the decommissioning of the Lovett facility to cost approximately $22 million. The Companies have incurred approximately $15 million of decommissioning costs through June 30, 2008.

G.	Guarantees and Letters of Credit (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and its subsidiaries and Mirant North America and its subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, commodity purchase and sale agreements, construction agreements and agreements with vendors. Although the primary obligation of Mirant Americas Generation, Mirant North America or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases, the Companies’ maximum potential liability cannot be estimated, because some of the underlying agreements contain no limits on potential liability.

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. Mirant Americas Generation and Mirant North America did not have any guarantees at June 30, 2008, that met the recognition requirements under FIN 45.

For the six months ended June 30, 2008, Mirant Americas Generation and Mirant North America had net increases to their guarantees of approximately $16 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the six months ended June 30, 2008, Mirant Americas Generation and Mirant North America had net increases to its letters of credit issued of approximately $157 million.

This Note should be read in conjunction with the complete description under Note 9, Commitments and Contingencies—Guarantees, to Mirant Americas Generation’s and Mirant North America’s financial statements in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation and Mirant North America.

H.	Related Party Arrangements and Transactions

Administrative Services Agreement with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Services provides the Companies with various management, personnel and other services as set forth in the Administrative Services Agreement. The Companies reimburse Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred by the Companies under the Administrative Services Agreement have been included in the Companies accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$4
Operations and maintenance expense—affiliate	38	39	74	77

Total	$40	$41	$78	$81

Mirant Mid-Atlantic

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of fuel, electricity and other products—affiliate	$1	$1	$3	$3
Operations and maintenance expense—affiliate	20	18	39	36

Total	$21	$19	$42	$39

Services and Risk Management Agreements with Affiliates (Mirant Americas Generation and Mirant North America)

Historically, Mirant Americas Generation and Mirant North America provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills and West Georgia. On May 1, 2007, Mirant completed the sale of these affiliates. For the three and six months ended June 30, 2007, Mirant Americas Generation and Mirant North America recorded a reduction to operations and maintenance expense of approximately $0 and $1 million, respectively, related to these agreements. Subsequent to the sale of these affiliates, Mirant Americas Generation and Mirant North America no longer recognize a reduction to operations and maintenance expense associated with providing services to these affiliates.

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

Services Agreements with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three and six months ended June 30, 2008, Mirant Mid-Atlantic incurred approximately $4 million and $7 million, respectively, in costs under these agreements, compared to $5 million and $11 million, respectively, for the same periods in 2007. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2008 and 2007, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Mirant Americas Generation	$36	$25	$72	$53
Mirant North America	$36	$25	$72	$53
Mirant Mid-Atlantic	$21	$10	$41	$19

The Companies’ allocation of Mirant’s overhead costs have increased as a result of the disposition of Mirant’s Philippine and Caribbean businesses and six U.S. natural gas-fired facilities. These dispositions were completed by Mirant in the second and third quarters of 2007.

Notes Payable to Affiliate (Mirant Americas Generation)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. Mirant Americas Generation had no current notes payable to affiliate at June 30, 2008. At December 31, 2007, Mirant Americas Generation had current notes payable to affiliate of $6 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program. Interest expense—affiliate was less than $1 million for the three and six months ended June 30, 2007.

Notes Receivable from Affiliate and Notes Payable to Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At June 30, 2008 and December 31, 2007, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three and six months ended June 30, 2008, Mirant North America earned $0 and $1 million, respectively, compared to $1 million and $3 million, respectively, for the same periods in 2007, which is recorded in interest income—affiliate in the accompanying unaudited condensed consolidated statements of operations. Mirant North America had no current notes payable to affiliate at June 30, 2008. At December 31, 2007, Mirant North America had current notes payable to affiliate of $20 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program and by Mirant New York under Mirant Americas Generation’s pre-emergence cash management program. Interest expense—affiliate was $1 million for the three and six months ended June 30, 2007.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. Mirant

Mid-Atlantic did not purchase emissions allowances from Mirant Energy Trading for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, Mirant Mid-Atlantic purchased emissions allowances from Mirant Energy Trading of $1 million and $11 million, respectively. Emissions allowances purchased from Mirant Energy Trading that were utilized in the three and six months ended June 30, 2008 were $2 million and $9 million, respectively, compared to $5 million and $16 million, respectively, for the same periods in 2007 and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $0 and $1 million, respectively, for the three and six months ended June 30, 2008 compared to $0 and $3 million, respectively, for the same period in 2007. As of June 30, 2008 and December 31, 2007, Mirant Mid-Atlantic had purchased allowances of $0 and $10 million, respectively, which are recorded in fuel stock and emissions allowances in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Preferred Shares in Mirant Americas

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the six months ended June 30, 2008, the Companies recorded $7 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheet of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2008, Mirant Americas was required to and did redeem $31 million in preferred stock held by Mirant Mid-Atlantic.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the six months ended June 30, 2008, Mirant Americas Generation recorded $4 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

I.	Income Taxes

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

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax expense attributable to income before tax would be $11 million for both the three and six months ended June 30, 2008, compared to $7 million and $9 million, respectively, for the same periods in 2007. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be zero as of June 30, 2008. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax expense attributable to income before tax would be $264 million for both the three and six months ended June 30, 2008, compared to $7 million and $10 million, respectively, for the same periods in 2007. This increase in Mirant North America’s pro forma tax expense is primarily attributable to the complete utilization of the Company’s pro forma federal NOLs in 2008. The balance of Mirant North America’s pro forma net deferred income taxes would be zero as of June 30, 2008.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes. As a result Mirant Mid-Atlantic is not subject to U.S. income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $(296) million and $(357) million for the three and six months ended June 30, 2008, respectively, compared to $29 million and $(38) million, respectively, for the same periods in 2007. The balance of Mirant Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax asset of $282 million as of June 30, 2008.

J.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The California segment consists of three generating facilities located in or near the City of San Francisco, which have total net generating capacity of 2,347 MW. Other Operations includes proprietary trading, fuel oil management activities and, includes interest on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2008:
Operating revenues-nonaffiliate[1]	$(600)	$4	$32	$171	$—	$(393)
Operating revenues-affiliate[2]	101	109	12	331	(553)	—

Total operating revenues	(499)	113	44	502	(553)	(393)

Cost of fuel, electricity and other products-nonaffiliate[3]	3	78	3	80	—	164
Cost of fuel, electricity and other products-affiliate[4]	103	(15)	10	457	(553)	2

Total cost of fuel, electricity and other products	106	63	13	537	(553)	166

Gross Margin	(605)	50	31	(35)	—	(559)

Operating Expenses:
Operations and maintenance-nonaffiliate	68	40	12	—	—	120
Operations and maintenance-affiliate	45	16	10	3	—	74
Depreciation and amortization	23	4	10	1	—	38
Loss (gain) on sales of assets, net	(2)	(12)	(1)	—	3	(12)

Total operating expenses	134	48	31	4	3	220

Operating income (loss)	(739)	2	—	(39)	(3)	(779)
Total other expense, net	—	1	—	47	—	48

Income (loss) from continuing operations	$(739)	$1	$—	$(86)	$(3)	$(827)

Total assets at June 30, 2008	$5,124	$731	$190	$7,103	$(4,139)	$9,009

[1]	Includes unrealized losses of $564 million and $347 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $265 million and $27 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $292 million for Other Operations.
[3]	Includes unrealized gains of $1 million and $36 million for Mid-Atlantic and Other Operations, respectively.
[4]	Includes unrealized gains of $10 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2008:
Operating revenues-nonaffiliate[1]	$(838)	$11	$63	$673	$—	$(91)
Operating revenues-affiliate[2]	449	243	23	437	(1,152)	—

Total operating revenues	(389)	254	86	1,110	(1,152)	(91)

Cost of fuel, electricity and other products-nonaffiliate[3]	10	158	5	229	—	402
Cost of fuel, electricity and other products-affiliate[4]	242	(6)	21	899	(1,152)	4

Total cost of fuel, electricity and other products	252	152	26	1,128	(1,152)	406

Gross Margin	(641)	102	60	(18)	—	(497)

Operating Expenses:
Operations and maintenance-nonaffiliate	123	62	21	—	—	206
Operations and maintenance-affiliate	87	35	19	5	—	146
Depreciation and amortization	44	10	14	1	—	69
Loss (gain) on sales of assets, net	(2)	(16)	(1)	—	3	(16)

Total operating expenses	252	91	53	6	3	405

Operating income (loss)	(893)	11	7	(24)	(3)	(902)
Total other expense, net	—	—	—	95	—	95

Income (loss) from continuing operations	$(893)	$11	$7	$(119)	$(3)	$(997)

Total assets at June 30, 2008	$5,124	$731	$190	$7,103	$(4,139)	$9,009

[1]	Includes unrealized losses of $804 million and $409 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $320 million and $40 million, for Mid-Atlantic and Northeast, respectively, and unrealized gains of $360 million for Other Operation.
[3]	Includes unrealized gains of $36 million for Other Operations.
[4]	Includes unrealized gains of $6 million and $30 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues-nonaffiliate[1]	$18	$3	$33	$436	$—	$490
Operating revenues-affiliate[2]	272	168	7	78	(505)	20

Total operating revenues	290	171	40	514	(505)	510

Cost of fuel, electricity and other products-nonaffiliate[3]	31	57	—	131	(3)	216
Cost of fuel, electricity and other products-affiliate[4]	76	44	9	387	(505)	11

Total cost of fuel, electricity and other products	107	101	9	518	(508)	227

Gross Margin	183	70	31	(4)	3	283

Operating Expenses:
Operations and maintenance-nonaffiliate	58	31	7	1	—	97
Operations and maintenance-affiliate	33	18	9	4	—	64
Depreciation and amortization	20	6	4	(1)	—	29
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(1)	(15)	(1)	—	—	(17)

Total operating expenses	110	215	19	4	—	348

Operating income (loss)	73	(145)	12	(8)	3	(65)
Total other expense (income), net	(2)	(4)	(2)	55	—	47

Income (loss) from continuing operations before reorganization items	75	(141)	14	(63)	3	(112)
Reorganization items, net	—	(1)	—	—	—	(1)

Income (loss) from continuing operations	$75	$(140)	$14	$(63)	$3	$(111)

Total assets at December 31, 2007	$4,008	$696	$195	$2,696	$(1,659)	$5,936

[1]	Includes unrealized losses of $1 million and $126 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $27 million for Mid-Atlantic and unrealized gains of $24 million and $13 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized losses of $13 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $7 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $13 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2007:
Operating revenues-nonaffiliate[1]	$(155)	$8	$70	$879	$—	$802
Operating revenues-affiliate[2]	502	316	15	425	(1,205)	53

Total operating revenues	347	324	85	1,304	(1,205)	855

Cost of fuel, electricity and other products-nonaffiliate[3]	66	143	—	293	(9)	493
Cost of fuel, electricity and other products-affiliate[4]	171	70	22	989	(1,205)	47

Total cost of fuel, electricity and other products	237	213	22	1,282	(1,214)	540

Gross Margin	110	111	63	22	9	315

Operating Expenses:
Operations and maintenance-nonaffiliate	108	56	18	1	—	183
Operations and maintenance-affiliate	66	36	18	9	—	129
Depreciation and amortization	39	13	7	—	—	59
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	—	10	(19)

Total operating expenses	211	255	41	10	10	527

Operating income (loss)	(101)	(144)	22	12	(1)	(212)
Total other expense (income), net	(3)	(6)	(5)	114	—	100

Income (loss) from continuing operations before reorganization items	(98)	(138)	27	(102)	(1)	(312)
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$(98)	$(136)	$27	$(102)	$(1)	$(310)

Total assets at December 31, 2007	$4,008	$696	$195	$2,696	$(1,659)	$5,936

[1]	Includes unrealized losses of $204 million and $323 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $140 million and $63 million, for Mid-Atlantic and Northeast, respectively, and unrealized gains of $219 million for Other Operations.
[3]	Includes unrealized gains of $23 million for Other Operations.
[4]	Includes unrealized losses of $9 million and $23 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $31 million for Northeast.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2008:
Operating revenues-nonaffiliate[1]	$(600)	$4	$32	$171	$—	$(393)
Operating revenues-affiliate[2]	101	109	12	331	(553)	—

Total operating revenues	(499)	113	44	502	(553)	(393)

Cost of fuel, electricity and other products-nonaffiliate[3]	3	78	3	80	—	164
Cost of fuel, electricity and other products-affiliate[4]	103	(15)	10	457	(553)	2

Total cost of fuel, electricity and other products	106	63	13	537	(553)	166

Gross Margin	(605)	50	31	(35)	—	(559)

Operating Expenses:
Operations and maintenance-nonaffiliate	68	40	12	—	—	120
Operations and maintenance-affiliate	45	16	10	3	—	74
Depreciation and amortization	23	4	10	1	—	38
Loss (gain) on sales of assets, net	(2)	(12)	(1)	—	3	(12)

Total operating expenses	134	48	31	4	3	220

Operating income (loss)	(739)	2	—	(39)	(3)	(779)
Total other expense, net	—	1	—	6	—	7

Income (loss) from continuing operations	$(739)	$1	$—	$(45)	$(3)	$(786)

Total assets at June 30, 2008	$5,124	$731	$190	$7,093	$(4,038)	$9,100

[1]	Includes unrealized losses of $564 million and $347 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $265 million and $27 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $292 million for Other Operations.
[3]	Includes unrealized gains of $1 million and $36 million for Mid-Atlantic and Other Operations, respectively.
[4]	Includes unrealized gains of $10 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2008:
Operating revenues-nonaffiliate[1]	$(838)	$11	$63	$673	$—	$(91)
Operating revenues-affiliate[2]	449	243	23	437	(1,152)	—

Total operating revenues	(389)	254	86	1,110	(1,152)	(91)

Cost of fuel, electricity and other products-nonaffiliate[3]	10	158	5	229	—	402
Cost of fuel, electricity and other products-affiliate[4]	242	(6)	21	899	(1,152)	4

Total cost of fuel, electricity and other products	252	152	26	1,128	(1,152)	406

Gross Margin	(641)	102	60	(18)	—	(497)

Operating Expenses:
Operations and maintenance- nonaffiliate	123	62	21	—	—	206
Operations and maintenance-affiliate	87	35	19	5	—	146
Depreciation and amortization	44	10	14	1	—	69
Loss (gain) on sales of assets, net	(2)	(16)	(1)	—	3	(16)

Total operating expenses	252	91	53	6	3	405

Operating income (loss)	(893)	11	7	(24)	(3)	(902)
Total other expense, net	—	—	—	17	—	17

Income (loss) from continuing operations	$(893)	$11	$7	$(41)	$(3)	$(919)

Total assets at June 30, 2008	$5,124	$731	$190	$7,093	$(4,038)	$9,100

[1]	Includes unrealized losses of $804 million and $409 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $320 million and $40 million, for Mid-Atlantic and Northeast, respectively, and unrealized gains of $360 million for Other Operation.
[3]	Includes unrealized gains of $36 million for Other Operations.
[4]	Includes unrealized gains of $6 million and $30 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues-nonaffiliate[1]	$18	$3	$33	$436	$—	$490
Operating revenues-affiliate[2]	272	168	7	78	(505)	20

Total operating revenues	290	171	40	514	(505)	510

Cost of fuel, electricity and other products-nonaffiliate[3]	31	57	—	131	(3)	216
Cost of fuel, electricity and other products-affiliate[4]	76	44	9	387	(505)	11

Total cost of fuel, electricity and other products	107	101	9	518	(508)	227

Gross Margin	183	70	31	(4)	3	283

Operating Expenses:
Operations and maintenance-nonaffiliate	58	31	7	1	—	97
Operations and maintenance-affiliate	33	18	9	4	—	64
Depreciation and amortization	20	6	4	(1)	—	29
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(1)	(15)	(1)	—	—	(17)

Total operating expenses	110	215	19	4	—	348

Operating income (loss)	73	(145)	12	(8)	3	(65)
Total other expense (income), net	(2)	(4)	(2)	18	—	10

Income (loss) from continuing operations before reorganization items	75	(141)	14	(26)	3	(75)
Reorganization items, net	—	(1)	—	—	—	(1)

Income (loss) from continuing operations	$75	$(140)	$14	$(26)	$3	$(74)

Total assets at December 31, 2007	$4,008	$696	$195	$2,669	$(1,545)	$6,023

[1]	Includes unrealized losses of $1 million and $126 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $27 million for Mid-Atlantic and unrealized gains of $24 million and $13 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized losses of $13 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $7 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $13 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2007:
Operating revenues-nonaffiliate[1]	$(155)	$8	$70	$879	$—	$802
Operating revenues-affiliate[2]	502	316	15	425	(1,205)	53

Total operating revenues	347	324	85	1,304	(1,205)	855

Cost of fuel, electricity and other products-nonaffiliate[3]	66	143	—	293	(9)	493
Cost of fuel, electricity and other products-affiliate[4]	171	70	22	989	(1,205)	47

Total cost of fuel, electricity and other products	237	213	22	1,282	(1,214)	540

Gross Margin	110	111	63	22	9	315

Operating Expenses:
Operations and maintenance- nonaffiliate	108	56	18	1	—	183
Operations and maintenance-affiliate	66	36	18	9	—	129
Depreciation and amortization	39	13	7	—	—	59
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	—	10	(19)

Total operating expenses	211	255	41	10	10	527

Operating income (loss)	(101)	(144)	22	12	(1)	(212)
Total other expense (income), net	(3)	(6)	(5)	39	—	25

Income (loss) from continuing operations before reorganization items	(98)	(138)	27	(27)	(1)	(237)
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$(98)	$(136)	$27	$(27)	$(1)	$(235)

Total assets at December 31, 2007	$4,008	$696	$195	$2,669	$(1,545)	$6,023

[1]	Includes unrealized losses of $204 million and $323 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $140 million and $63 million, for Mid-Atlantic and Northeast, respectively, and unrealized gains of $219 million for Other Operations.
[3]	Includes unrealized gains of $23 million for Other Operations.
[4]	Includes unrealized losses of $9 million and $23 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $31 million for Northeast.

K.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Environmental Matters

EPA Information Request (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point, or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic.

Mirant Potomac River NAAQS Exceedance (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, as directed by PJM in accordance with a DOE order during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On July 2, 2008, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued March 23, 2007, and the NOV issued March 12, 2008, that is described below in Mirant Potomac River Wind Screen NOV. Under the Consent Order, Mirant Potomac River paid a civil charge of $52,000 in settlement of both NOVs and agreed to submit for review by the Virginia DEQ certain operating procedures for the purpose of minimizing air emissions from the Potomac River generating facility.

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

In late May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE seeks injunctive relief and civil penalties of up to $10,000 per day for each violation. Mirant MD Ash Management and Mirant Mid-Atlantic dispute the claims of MDE, and on July 23, 2008, filed a motion seeking dismissal of the MDE complaint.

Mirant Potomac River Wind Screen NOV (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On March 12, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations by failing in a timely manner to report to the Virginia DEQ and to correct deficiencies in the windscreens installed on fencing surrounding the coal pile at the Potomac River facility. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On July 2, 2008, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued March 12, 2008, and the NOV issued March 23, 2007, that is described above in Mirant Potomac River NAAQS Exceedance. Under the Consent Order, Mirant Potomac River paid a civil charge of $52,000 in settlement of both NOVs and agreed to submit for review by the Virginia DEQ certain operating procedures for the purpose of minimizing air emissions from the Potomac River generating facility.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Companies’ subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Companies’ subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Companies’ New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. The specific matters upon which the NYSDEC’s January 24, 2006, administrative claim was based have been separately resolved with the NYSDEC.

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

Riverkeeper Suit Against Mirant Lovett (Mirant Americas Generation and Mirant North America). On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007. Mirant Lovett has filed a motion seeking dismissal of the suit on the grounds that the complaint failed to state a claim upon which relief can be granted and that the closure of the Lovett generating facility in April 2008 mooted the plaintiff’s request for injunctive relief.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint (Mirant Americas Generation and Mirant North America). On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located at the Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

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

Chapter 11 Proceedings (Mirant Americas Generation, Mirant North America, and Mirant Mid-Atlantic)

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of June 30, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Companies have emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Mirant Americas Energy Marketing Contract Dispute with Nevada Power. On December 5, 2001, Nevada Power Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, western power markets were dysfunctional and non-competitive. On June 25, 2003, the FERC dismissed this complaint. Nevada Power appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the Nevada Power complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Nevada Power proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. The sales made by Mirant Americas Energy Marketing under the contract with Nevada Power have been completed, and the Companies expect that any refund claim related to that contract, if not now barred by the discharge in bankruptcy received by Mirant Energy Trading when the Plan became effective on January 3, 2006, will be addressed in the Chapter 11 proceedings.

Mirant Americas Energy Marketing Contract Dispute with Southern California Water. On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Southern California Water proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations.

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

On May 16, 2008, the FERC issued an order eliminating the exemptions to the Offer Capping Rules challenged by the MD PSC in its complaint, denying the MD PSC’s request for refunds, and establishing a proceeding to examine what test should be applied to determine whether a generator should be exempted from the Offer Capping Rules because of lack of market power in circumstances where transmission constraints require the dispatch of a higher priced generating facility in lieu of available lower priced generation. A coalition of electricity generators, of which the Companies are members, has filed a request for rehearing.

Complaint Challenging Capacity Rates Under PJM’s RPM Tariff (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (“RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies expect to receive for the periods June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. The Companies are opposing the rate reductions sought by the RPM Buyers but cannot predict the outcome of this proceeding.

City of Sandy Springs Business and Occupation Taxes Dispute (Mirant Americas Generation and Mirant North America)

Mirant Energy Trading’s asset management and energy marketing organization is located in the City of Sandy Springs, Georgia (“Sandy Springs”), which came into existence in late 2005 and includes what had been an unincorporated portion of Fulton County, Georgia. By letter dated June 20, 2008, the city attorney notified Mirant that effective June 23, 2008, Sandy Springs was assessing Mirant Energy Trading $14.4 million for the city’s Business and Occupation Tax for 2006 in addition to the amounts previously paid by Mirant Energy Trading. The $14.4 million includes penalties and interest of approximately $5.8 million. Sandy Springs could seek to impose similar additional assessments with respect to the Business and Occupation Tax paid by Mirant Energy Trading for 2007 and 2008. Mirant Energy Trading considers the assessment made by Sandy Springs for 2006 to be without merit and unlawful under Sandy Springs’ ordinances and Georgia law and intends to challenge in court any attempt at enforcement of the assessment.

Other Legal Matters (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Companies’ financial position, results of operations or cash flows.

L.	Settlements and Other Charges

Pepco Litigation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into an agreement with respect to certain PPAs (the “Back-to-Back Agreement”), including Pepco’s long-term PPA with Panda-Brandywine, LP, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it was entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an assignment and assumption agreement dated December 19, 2000 (the “Assignment and Assumption Agreement”), that included as parties Pepco, Mirant Mid-Atlantic and various of the Companies’ subsidiaries, caused Mirant Mid-Atlantic and the Companies’ subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement were performed after January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

On May 30, 2006, Mirant and various of its subsidiaries, including Mirant Mid-Atlantic and subsidiaries of the Companies (collectively the “Mirant Settling Parties”) entered into the Pepco Settlement Agreement with Pepco and various of its affiliates (collectively the “Pepco Settling Parties”). The Pepco Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Pepco Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Pepco Settlement Agreement became effective August 10, 2007. The Pepco Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. Under the Pepco Settlement Agreement, Mirant Power Purchase assumed the remaining obligations under the APSA, and Mirant has guaranteed its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement was also rejected.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including Mirant Mid-Atlantic and subsidiaries of the Companies, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Pepco Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. The Pepco Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the Pepco Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. The Mirant shares in the share reserve, including the shares distributed to Pepco, have been treated as issued and outstanding since Mirant emerged from bankruptcy. Pepco’s liquidation of those shares resulted in net proceeds of approximately $522 million and Pepco paid Mirant the amount in excess of $520 million.

M.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

Mirant North America’s revolving and term loan credit facilities and 7.375% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis and senior unsecured basis, respectively, by certain subsidiaries of Mirant North America (all of which are wholly-owned). The accompanying consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$157	$(382)	$(168)	$(393)
Cost of fuel, electricity and other products	—	77	257	(168)	166

Gross margin	—	80	(639)	—	(559)

Operating expenses:
Operations and maintenance	—	79	115	—	194
Depreciation and amortization	—	15	23	—	38
Loss (gain) on sales of assets, net	4	(14)	(2)	—	(12)

Total operating expenses	4	80	136	—	220

Operating Loss	(4)	—	(775)	—	(779)
Other Expense (Income), net	21	(1)	—	(13)	7

Net Income (Loss)	$(25)	$1	$(775)	$13	$(786)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended June 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$211	$495	$(196)	$510
Cost of fuel, electricity and other products	(4)	110	317	(196)	227

Gross margin	4	101	178	—	283

Operating expenses:
Operations and maintenance	—	67	94	—	161
Depreciation and amortization	—	9	20	—	29
Impairment loss	—	175	—	—	175
Gain on sales of assets, net	—	(16)	(1)	—	(17)

Total operating expenses	—	235	113	—	348

Operating Income (Loss)	4	(134)	65	—	(65)
Other Expense (Income), net	26	(7)	(5)	(4)	10
Reorganization items, net	—	(1)	—	—	(1)

Income (loss) from continuing operations	(22)	(126)	70	4	(74)
Income (loss) from discontinued operations	3	4	(3)	—	4

Net Income (Loss)	$(19)	$(122)	$67	$4	$(70)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Six Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$340	$(82)	$(349)	$(91)
Cost of fuel, electricity and other products	—	179	576	(349)	406

Gross margin	—	161	(658)	—	(497)

Operating expenses:
Operations and maintenance	—	137	215	—	352
Depreciation and amortization	—	25	44	—	69
Loss (gain) on sales of assets, net	4	(18)	(2)	—	(16)

Total operating expenses	4	144	257	—	405

Operating Income (Loss)	(4)	17	(915)	—	(902)
Other Expense (Income), net	44	(1)	(2)	(24)	17

Net Income (Loss)	$(48)	$18	$(913)	$24	$(919)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Six Months Ended June 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$409	$973	$(527)	$855
Cost of fuel, electricity and other products	(9)	235	841	(527)	540

Gross margin	9	174	132	—	315

Operating expenses:
Operations and maintenance	1	131	180	—	312
Depreciation and amortization	—	19	40	—	59
Impairment loss	—	175	—	—	175
Loss (gain) on sales of assets, net	10	(27)	(2)	—	(19)

Total operating expenses	11	298	218	—	527

Operating Loss	(2)	(124)	(86)	—	(212)
Other Expense (Income), net	61	(12)	(15)	(9)	25
Reorganization items, net	—	(2)	—	—	(2)

Income (loss) from continuing operations	(63)	(110)	(71)	9	(235)
Income (loss) from discontinued operations	2	—	(4)	—	(2)

Net Income (Loss)	$(61)	$(110)	$(75)	$9	$(237)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$61	$—	$58	$—	$119
Funds on deposit	149	—	422	—	571
Receivables—nonaffiliate	—	2	830	—	832
Receivables—affiliate	—	119	76	(186)	9
Notes receivable—affiliate	207	138	—	(252)	93
Price risk management assets—nonaffiliate	—	—	3,206	—	3,206
Price risk management assets—affiliate	—	70	68	(138)	—
Inventories	—	33	315	(3)	345
Prepaid rent and other payments	—	6	107	—	113

Total current assets	417	368	5,082	(579)	5,288

Property, Plant and Equipment, net	—	484	2,309	56	2,849

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	53	147	—	200
Price risk management assets—nonaffiliate	—	—	448	—	448
Price risk management assets—affiliate	—	6	—	(6)	—
Prepaid rent	—	—	263	—	263
Debt issuance costs, net	36	—	—	—	36
Other	3,512	15	1	(3,512)	16

Total noncurrent assets	2,749	74	1,658	(3,518)	963

Total Assets	$3,166	$926	$9,049	$(4,041)	$9,100

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$46	$5	$200	$(251)	$—
Current portion of long-term debt	38	—	3	—	41
Accounts payable and accrued liabilities	1	34	833	—	868
Payable to affiliate	—	84	130	(186)	28
Price risk management liabilities—nonaffiliate	—	—	3,827	—	3,827
Price risk management liabilities—affiliate	—	68	70	(138)	—
Other	—	8	1	—	9

Total current liabilities	85	199	5,064	(575)	4,773

Noncurrent Liabilities:
Long-term debt	1,230	—	26	—	1,256
Price risk management liabilities—nonaffiliate	—	—	1,134	—	1,134
Price risk management liabilities—affiliate	—	—	6	(6)	—
Asset retirement obligations	—	25	14	—	39
Other	—	3	47	—	50

Total noncurrent liabilities	1,230	28	1,227	(6)	2,479

Commitments and Contingencies Equity	1,851	699	2,758	(3,460)	1,848

Total Liabilities and Equity	$3,166	$926	$9,049	$(4,041)	$9,100

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$224	$—	$473	$—	$697
Funds on deposit	201	3	98	—	302
Receivables—nonaffiliate	—	22	520	—	542
Receivables—affiliate	—	125	52	(167)	10
Notes receivable—affiliate	14	106	—	(27)	93
Price risk management assets—nonaffiliate	—	—	687	—	687
Price risk management assets—affiliate	—	19	5	(24)	—
Inventories	—	44	313	—	357
Prepaid rent and other payments	—	23	108	—	131

Total current assets	439	342	2,256	(218)	2,819

Property, Plant and Equipment, net	—	480	2,053	33	2,566

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	54	150	—	204
Price risk management assets—nonaffiliate	—	—	153	—	153
Price risk management assets—affiliate	—	6	—	(6)	—
Prepaid rent	—	—	234	—	234
Debt issuance costs, net	39	—	—	—	39
Other	4,675	8	—	(4,675)	8

Total noncurrent assets	3,915	68	1,336	(4,681)	638

Total Assets	$4,354	$890	$5,645	$(4,866)	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$20	$27	$—	$(27)	$20
Current portion of long-term debt	138	—	3	—	141
Accounts payable and accrued liabilities	1	22	523	—	546
Payable to affiliate	1	65	133	(167)	32
Price risk management liabilities—nonaffiliate	—	—	709	—	709
Price risk management liabilities—affiliate	—	5	19	(24)	—
Other	—	1	7	—	8

Total current liabilities	160	120	1,394	(218)	1,456

Noncurrent Liabilities:
Long-term debt	1,266	—	28	—	1,294
Price risk management liabilities—nonaffiliate	—	—	261	—	261
Price risk management liabilities—affiliate	—	—	6	(6)	—
Asset retirement obligations	—	31	13	—	44
Other	—	4	36	—	40

Total noncurrent liabilities	1,266	35	344	(6)	1,639

Commitments and Contingencies Equity	2,928	735	3,907	(4,642)	2,928

Total Liabilities and Equity	$4,354	$890	$5,645	$(4,866)	$6,023

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$485	$85	$(128)	$(425)	$17
Investing activities	(255)	(77)	(246)	303	(275)
Financing activities	(393)	(8)	(41)	122	(320)

Net decrease in cash and cash equivalents	(163)	—	(415)	—	(578)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$61	$—	$58	$—	$119

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$163	$145	$395	$(224)	$479
Investing activities	482	(194)	(157)	223	354
Financing activities	(280)	(39)	(172)	1	(490)

Net increase (decrease) in cash and cash equivalents	365	(88)	66	—	343
Cash and cash equivalents, beginning of period	231	98	421	—	750
Plus: Cash and cash equivalents in Assets Held for Sale, beginning of period	—	—	3	—	3

Cash and cash equivalents, end of period	$596	$10	$490	$—	$1,096

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Americas Generation and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Americas Generation, an indirect wholly-owned subsidiary of Mirant, is a competitive energy company that produces and sells electricity. Mirant Americas Generation owns or leases 10,097 MW of net electric generating capacity. Mirant Americas Generation’s net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Excess Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first six months of 2008, there were significant decreases in prices of emissions allowances. In July 2008, the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) issued an opinion which would vacate the Clean Air Interstate Rule (“CAIR”). See Other Developments for further discussion of the CAIR ruling. In July 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value by approximately $110 million. The estimated fair value of our excess SO2 emissions allowances reflects the CAIR ruling and the decline in SO2 emissions allowances prices during 2008. In the third quarter of 2008, we expect to recognize a lower of cost or market adjustment of approximately $1 million related to annual NOx emissions allowances in inventory.

Capital Expenditures and Capital Resources

For the six months ended June 30, 2008, we paid $285 million for capital expenditures, of which $186 million related to the Maryland Healthy Air Act. Through June 30, 2008, we have paid approximately $686 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$444	$350	$120
Other environmental	24	49	43
Maintenance	59	145	117
Construction	35	59	4
Other	5	3	6

Total	$567	$606	$290

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net losses of $827 million and $997 million for the three and six months ended June 30, 2008, respectively, compared to $107 million and $312 million for the same periods in 2007. The change in net loss is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$315	$413	$(98)	$680	$804	$(124)
Unrealized gross margin	(874)	(130)	(744)	(1,177)	(489)	(688)

Total gross margin	(559)	283	(842)	(497)	315	(812)

Operating expenses:
Operations and maintenance
Nonaffiliate	120	97	23	206	183	23
Affiliate	74	64	10	146	129	17
Depreciation and amortization	38	29	9	69	59	10
Impairment losses	—	175	(175)	—	175	(175)
Gain on sales of assets, net	(12)	(17)	5	(16)	(19)	3

Total operating expenses	220	348	(128)	405	527	(122)

Operating loss	(779)	(65)	(714)	(902)	(212)	(690)
Other expense, net Nonaffiliate	48	47	1	95	100	(5)

Loss from continuing operations before reorganization items, net	(827)	(112)	(715)	(997)	(312)	(685)
Reorganization items, net	—	(1)	1	—	(2)	2

Loss from continuing operations	(827)	(111)	(716)	(997)	(310)	(687)
Income (loss) from discontinued operations	—	4	(4)	—	(2)	2

Net loss	$(827)	$(107)	$(720)	$(997)	$(312)	$(685)

Commodity Prices

Energy Prices

Energy prices increased significantly during the three and six months ended June 30, 2008. At June 30, 2008, the fair value of the derivative contracts recorded in our unaudited condensed consolidated balance sheet was a net liability of $1.307 billion. For the three and six months ended June 30, 2008, we recognized unrealized losses of $874 million and $1.177 billion, respectively. In July 2008, we recognized approximately $1 billion of unrealized gains as a result of significant decreases in energy prices since June 30, 2008.

Because the decrease in the value of our power contracts is offset by the higher price for power that will be received as our generating facilities produce and sell power in future periods, we are generally economically neutral for that portion of the portfolio that we hedged. The unrealized losses will reverse in the period of settlement and our realized gross margin will be what we hedged through power and fuel contracts.

Coal Prices

The price for coal increased significantly in the first six months of 2008. The average market price for coal was approximately 100% higher in the first six months of 2008 than in the same period in 2007. Global demand for coal is a principal factor influencing domestic coal prices. As a result, the energy gross margin earned from our baseload coal units was affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity.

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2012.

Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, the net fair value of these long-term coal agreements was approximately $818 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances.

Operating Statistics

The following table summarizes net capacity factor by region:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Mid-Atlantic	27%	31%	(4)%	32%	34%	(2)%
Northeast	11%	19%	(8)%	13%	23%	(10)%
California	3%	2%	1%	3%	2%	1%
Total	17%	21%	(4)%	20%	24%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007
Mid-Atlantic:
Baseload	2,904	3,355	(451)	(13)%	6,974	7,170	(196)	(3)%
Intermediate	111	149	(38)	(26)%	184	531	(347)	(65)%
Peaking	42	56	(14)	(25)%	88	94	(6)	(6)%

Total Mid-Atlantic	3,057	3,560	(503)		7,246	7,795	(549)

Northeast:
Baseload	207	639	(432)	(68)%	575	1,396	(821)	(59)%
Intermediate	402	533	(131)	(25)%	915	1,520	(605)	(40)%
Peaking	1	—	1	100%	1	—	1	100%

Total Northeast	610	1,172	(562)		1,491	2,916	(1,425)

California:
Intermediate	158	94	64	68%	289	232	57	25%
Peaking	10	8	2	25%	20	15	5	33%

Total California	168	102	66		309	247	62

Total Mirant Americas Generation	3,835	4,834	(999)		9,046	10,958	(1,912)

The decrease in power generation volumes for the three and six months ended June 30, 2008, is primarily the result of the following:

•

a decrease in Mid-Atlantic as a result of contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act;

•

a decrease in Northeast as a result of higher fuel prices at times making it uneconomic for certain units to generate and the shutdown of units 3 and 4 of the Lovett generating facility in April 2007 and the shutdown of unit 5 of the Lovett generating facility in April 2008; partially offset by

•	an increase in California as a result of warmer weather in 2008, reduced by the extended outages at unit 3 of the Potrero generating facility during 2008.

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended June 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$213	$(818)	$(605)	$217	$(34)	$183
Northeast	51	(1)	50	53	17	70
California	31	—	31	31	—	31
Other Operations	20	(55)	(35)	109	(113)	(4)
Eliminations	—	—	—	3	—	3

Total	$315	$(874)	$(559)	$413	$(130)	$283

Gross margin for the three months ended June 30, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$161	$20	$1	$20	$—	$202
Contracted and capacity	81	21	30	—	—	132
Realized value of hedges	(29)	10	—	—	—	(19)

Total realized gross margin	213	51	31	20	—	315
Unrealized gross margin	(818)	(1)	—	(55)	—	(874)

Total gross margin	$(605)	$50	$31	$(35)	$—	$(559)

	Three Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$140	$27	$1	$109	$3	$280
Contracted and capacity	27	21	30	—	—	78
Realized value of hedges	50	5	—	—	—	55

Total realized gross margin	217	53	31	109	3	413
Unrealized gross margin	(34)	17	—	(113)	—	(130)

Total gross margin	$183	$70	$31	$(4)	$3	$283

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. For coal contracts, the realized value of hedges represents the difference between market prices and contract costs.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$213	$217	$(4)
Unrealized gross margin	(818)	(34)	(784)

Total gross margin	(605)	183	(788)

Operating expenses:
Operations and maintenance	113	91	22
Depreciation and amortization	23	20	3
Gain on sales of assets, net	(2)	(1)	(1)

Total operating expenses	134	110	24

Operating income (loss)	(739)	73	(812)
Total other income, net	—	(2)	2

Income (loss) from continuing operations before reorganization items, net	$(739)	$75	$(814)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$161	$140	$21
Contracted and capacity	81	27	54
Realized value of hedges	(29)	50	(79)

Total realized gross margin	213	217	(4)
Unrealized gross margin	(818)	(34)	(784)

Total gross margin	$(605)	$183	$(788)

The decrease of $4 million in realized gross margin was principally a result of the following:

•

a decrease of $79 million in realized value of hedges. The realized value of hedges of $(29) million in 2008 was a result of market prices exceeding the settlement value of power contracts, substantially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal agreements. The realized value of hedges of $50 million for 2007 was a result of the settlement value of power contracts exceeding market prices;

•

an increase of $54 million in contracted and capacity related to higher capacity revenues for the full quarter in 2008 as a result of the PJM reliability pricing model (“RPM”) under which we began to receive revenue in June 2007; and

•	an increase of $21 million in energy, primarily because of an increase in power prices substantially offset by increases in the price of fuel and decreases in generation volumes.

The decrease of $784 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $818 million in 2008, which included an $868 million net decrease in the value of hedge contracts for future periods primarily related to significant increases in forward power and natural gas prices, partially offset by unrealized gains of $50 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $34 million in 2007 as a result of the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices.

Operating Expenses

The increase of $24 million in operating expenses was primarily a result of a $22 million increase in operations and maintenance expense, which included an increase of $12 million in operating costs related to the timing of our planned outages and our environmental compliance costs, and an increase of $10 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended June 30, 2008, than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$51	$53	$(2)
Unrealized gross margin	(1)	17	(18)

Total gross margin	50	70	(20)

Operating expenses:
Operations and maintenance	56	49	7
Depreciation and amortization	4	6	(2)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(12)	(15)	3

Total operating expenses	48	215	(167)

Operating income (loss)	2	(145)	147
Total other expense (income), net	1	(4)	5

Income (loss) from continuing operations before reorganization items, net	$1	$(141)	$142

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$20	$27	$(7)
Contracted and capacity	21	21	—
Realized value of hedges	10	5	5

Total realized gross margin	51	53	(2)
Unrealized gross margin	(1)	17	(18)

Total gross margin	$50	$70	$(20)

The decrease of $2 million in realized gross margin was principally a result of the following:

•	a decrease of $7 million in energy, primarily because of lower generation volumes and increased fuel costs; offset by

•

an increase of $5 million in realized value of hedges for our generation output, primarily as a result of an increase in the amount by which the settlement value of fuel contracts exceeded market prices.

The decrease of $18 million in unrealized gross margin was comprised of unrealized losses of $1 million in 2008 compared to $17 million of unrealized gains in 2007. The unrealized gains in 2007 were primarily related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007.

Operating Expenses

The decrease of $167 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $3 million in gain on sales of assets. In the three months ended June 30, 2008, subsidiaries in our Northeast segment recognized a gain of $12 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $15 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in the unaudited condensed consolidated statement of operations; and

•

an increase of $7 million in operations and maintenance expense for Lovett, which included $13 million of shutdown costs incurred in the three months ended June 30, 2008, partially offset by a decrease of $7 million in operating costs. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Lovett shutdown.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$31	$31	$—
Unrealized gross margin	—	—	—

Total gross margin	31	31	—

Operating expenses:
Operations and maintenance	22	16	6
Depreciation and amortization	10	4	6
Gain on sales of assets, net	(1)	(1)	—

Total operating expenses	31	19	12

Operating income	—	12	(12)
Total other income, net	—	(2)	2

Income from continuing operations before reorganization items, net	$—	$14	$(14)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$1	$1	$—
Contracted and capacity	30	30	—

Total realized gross margin	31	31	—
Unrealized gross margin	—	—	—

Total gross margin	$31	$31	$—

Operating Expenses

The increase of $12 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$20	$109	$(89)
Unrealized gross margin	(55)	(113)	58

Total gross margin	(35)	(4)	(31)

Operating expenses:
Operations and maintenance	3	5	(2)
Depreciation and amortization	1	(1)	2

Total operating expenses	4	4	—

Operating loss	(39)	(8)	(31)
Total other expense, net	47	55	(8)

Loss from continuing operations before reorganization items, net	$(86)	$(63)	$(23)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$20	$109	$(89)

Total realized gross margin	20	109	(89)
Unrealized gross margin	(55)	(113)	58

Total gross margin	$(35)	$(4)	$(31)

The decrease of $89 million in realized gross margin was principally a result of decrease of energy, comprised of a $67 million decrease from fuel oil management activities and a $22 million decrease from proprietary trading activities.

The increase of $58 million in unrealized gross margin was comprised of unrealized losses of $55 million in 2008 related to proprietary trading and fuel oil management activities compared to $113 million of unrealized losses in 2007.

Other Expense, Net

The decrease of $8 million in other expense, net was primarily a result of the following:

•	a decrease of $22 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $10 million in interest income primarily related to lower interest rates on invested cash; and

•	a loss of approximately $6 million on the purchase in 2008 of $134 million of Mirant Americas Generation senior notes due in 2011.

Discontinued Operations

There were no discontinued operations for the three months ended June 30, 2008. For the three months ended June 30, 2007, income from discontinued operations was $4 million and included Mirant Zeeland, Mirant Texas and Mirant NY-Gen, and also included a gain of $8 million on the sale of Mirant NY-Gen. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Six Months Ended June 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$477	$(1,118)	$(641)	$463	$(353)	$110
Northeast	112	(10)	102	143	(32)	111
California	60	—	60	63	—	63
Other Operations	31	(49)	(18)	126	(104)	22
Eliminations	—	—	—	9	—	9

Total	$680	$(1,177)	$(497)	$804	$(489)	$315

Gross margin for the six months ended June 30, 2008 and 2007, is further detailed as follows (in millions):

	Six Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$326	$42	$2	$31	$—	$401
Contracted and capacity	159	45	58	—	—	262
Realized value of hedges	(8)	25	—	—	—	17

Total realized gross margin	477	112	60	31	—	680
Unrealized gross margin	(1,118)	(10)	—	(49)	—	(1,177)

Total gross margin	$(641)	$102	$60	$(18)	$—	$(497)

	Six Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$297	$61	$2	$126	$9	$495
Contracted and capacity	38	45	61	—	—	144
Realized value of hedges	128	37	—	—	—	165

Total realized gross margin	463	143	63	126	9	804
Unrealized gross margin	(353)	(32)	—	(104)	—	(489)

Total gross margin	$110	$111	$63	$22	$9	$315

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. For coal contracts, the realized value of hedges represents the difference between market prices and contract costs.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$477	$463	$14
Unrealized gross margin	(1,118)	(353)	(765)

Total gross margin	(641)	110	(751)

Operating expenses:
Operations and maintenance	210	174	36
Depreciation and amortization	44	39	5
Gain on sales of assets, net	(2)	(2)	—

Total operating expenses	252	211	41

Operating loss	(893)	(101)	(792)
Total other income, net	—	(3)	3

Loss from continuing operations before reorganization items, net	$(893)	$(98)	$(795)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$326	$297	$29
Contracted and capacity	159	38	121
Realized value of hedges	(8)	128	(136)

Total realized gross margin	477	463	14
Unrealized gross margin	(1,118)	(353)	(765)

Total gross margin	$(641)	$110	$(751)

The increase of $14 million in realized gross margin was principally a result of the following:

•

an increase of $121 million in contracted and capacity related to higher capacity revenues for the entire six months in 2008 as a result of the PJM RPM under which we began to receive revenue in June 2007;

•	an increase of $29 million in energy, primarily because of an increase in power prices substantially offset by increases in the price of fuel and decreases in generation volumes; and

•

a decrease of $136 million in realized value of hedges primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal.

The decrease of $765 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $1.118 billion in 2008, which included a $1.184 billion net decrease in the value of hedge contracts for future periods primarily related to significant increases in forward power and natural gas prices, partially offset by an increase of $66 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $353 million in 2007 as a result of decreases in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices and the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $41 million in operating expenses is primarily a result of a $36 million increase in operations and maintenance expense, which included an increase of $18 million in operating costs related to the timing of our planned outages and our environmental compliance costs, and $18 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the six months ended June 30, 2008 than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$112	$143	$(31)
Unrealized gross margin	(10)	(32)	22

Total gross margin	102	111	(9)

Operating expenses:
Operations and maintenance	97	92	5
Depreciation and amortization	10	13	(3)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(16)	(25)	9

Total operating expenses	91	255	(164)

Operating income (loss)	11	(144)	155
Total other income, net	—	(6)	6

Income (loss) from continuing operations before reorganization items, net	$11	$(138)	$149

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$42	$61	$(19)
Contracted and capacity	45	45	—
Realized value of hedges	25	37	(12)

Total realized gross margin	112	143	(31)
Unrealized gross margin	(10)	(32)	22

Total gross margin	$102	$111	$(9)

The decrease of $31 million in realized gross margin was principally a result of the following:

•	a decrease of $19 million in energy, primarily because of lower generation volumes and increased fuel costs, partially offset by higher power prices; and

•

a decrease of $12 million in realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the settlement value of fuel contracts.

The increase of $22 million in unrealized gross margin was comprised of unrealized losses of $10 million in 2008 compared to $32 million in 2007. The unrealized losses in 2007 were related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007.

Operating Expenses

The decrease of $164 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $9 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $16 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $25 million, of which $10 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in the unaudited condensed consolidated statement of operations; and

•

an increase of $5 million in operations and maintenance expense for the Lovett facility, which included $15 million of shutdown costs incurred in the six months ended June 30, 2008, partially offset by a decrease of $10 million in operating costs. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the shutdown of the Lovett facility.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$60	$63	$(3)
Unrealized gross margin	—	—	—

Total gross margin	60	63	(3)

Operating expenses:
Operations and maintenance	40	36	4
Depreciation and amortization	14	7	7
Gain on sales of assets, net	(1)	(2)	1

Total operating expenses	53	41	12

Operating income	7	22	(15)
Total other income, net	—	(5)	5

Income from continuing operations before reorganization items, net	$7	$27	$(20)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$2	$2	$—
Contracted and capacity	58	61	(3)

Total realized gross margin	60	63	(3)
Unrealized gross margin	—	—	—

Total gross margin	$60	$63	$(3)

The decrease of $3 million in contracted and capacity is primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Operating Expenses

The increase of $12 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$31	$126	$(95)
Unrealized gross margin	(49)	(104)	55

Total gross margin	(18)	22	(40)

Operating expenses:
Operations and maintenance	5	10	(5)
Depreciation and amortization	1	—	1

Total operating expenses	6	10	(4)

Operating income (loss)	(24)	12	(36)
Total other expense, net	95	114	(19)

Loss from continuing operations before reorganization items, net	$(119)	$(102)	$(17)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$31	$126	$(95)

Total realized gross margin	31	126	(95)
Unrealized gross margin	(49)	(104)	55

Total gross margin	$(18)	$22	$(40)

The decrease of $95 million in realized gross margin was principally a result of a decrease of energy, comprised of a $68 million decrease from fuel oil management activities and a $27 million decrease from proprietary trading activities.

The increase of $55 million in unrealized gross margin was comprised of unrealized losses of $49 million in 2008 related to proprietary trading and fuel oil management activities compared to $104 million of unrealized losses in 2007.

Other Expense, Net

Other expense, net decreased $19 million primarily as a result of the following:

•	a decrease of $40 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $16 million in interest income primarily related to lower interest rates on invested cash; and

•	a loss of approximately $6 million on the purchase in 2008 of $134 million of Mirant Americas Generation senior notes due in 2011.

Discontinued Operations

There were no discontinued operations for the six months ended June 30, 2008. For the six months ended June 30, 2007, loss from discontinued operations was $2 million and included Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s $800 million senior secured revolving credit facility; (3) letter of credit capacity available under the Mirant North America senior secured term loan; and (4) redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries at June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Americas Generation	$—	$1
Mirant North America	62	455
Mirant Mid-Atlantic	57	242

Total cash and cash equivalents	119	698
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	119	698
Available under credit facilities	501	710

Total cash, cash equivalents and credit facilities availability	$620	$1,408

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

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

At June 30, 2008, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $119 million at Mirant North America and its subsidiaries. Of this amount, $57 million was held by Mirant Mid-Atlantic which, as of June 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the six months ended June 30, 2008, we expect Mirant North America will be able to distribute approximately $50 million to us in August 2008.

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

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2008, were $285 million. Our estimated capital expenditures for the period July 1, 2008, through 2010 are $1.463 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

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

As of June 30, 2008, we had approximately $429 million of posted cash collateral and $447 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at June 30, 2008, $148 million was posted by Mirant North America under its senior secured term loan and the remainder was issued under Mirant North America’s $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$422	$96
Cash collateral posted—other operating activities	7	12
Letters of credit—energy trading and marketing	236	100
Letters of credit—debt service and rent reserves	100	78
Letters of credit—other operating activities	111	112

Total	$876	$398

As a result of significant decreases in energy prices during July 2008, Mirant North America reduced cash collateral posted—energy trading and marketing by $199 million and letters of credit—energy trading and marketing issued by $88 million from the amounts presented above at June 30, 2008.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first six months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of June 30, 2008, we have approximately $786 million of fuel commitments. Of this amount, $160 million relates to the remainder of 2008, $304 million relates to 2009, $161 million relates to 2010, $141 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. At June 30, 2008, we had no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by (used in) operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash used in operating activities from continuing operations increased $456 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

an increase in cash used of $233 million because of changes in funds on deposit. In 2008, we posted an additional $321 million of cash collateral, partially offset by a decrease in restricted deposits of $52 million related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $36 million of cash collateral;

•

a decrease in realized gross margin of $124 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $107 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of increases in power prices in 2008 and the net refund in 2007 of $48 million related to a New York property tax settlement;

•	a decrease in cash used of $28 million resulting from a reduction in interest expense resulting from lower outstanding debt and higher capitalized interest;

•	a decrease in cash used of $18 million for bankruptcy related claims and expenses;

•	an increase in cash used of $32 million related to an increase in operations and maintenance expenses, excluding non-cash items; and

•	an increase in cash used of $6 million related to other working capital and operating activity changes.

Investing Activities. Net cash used in investing activities from continuing operations increased by $138 million for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $109 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $15 million related to capitalized interest for projects under construction; and

•

a decrease of $11 million in proceeds from the sales of assets in 2008 as compared to 2007, primarily because of $22 million of proceeds received in 2007 from the sale of ancillary equipment included in the sale of the U.S. natural gas-fired facilities. In 2008, we received $15 million of proceeds from the sale of assets, primarily from the sale of emissions allowances.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $142 million for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $134 million primarily as a result of the retirement of $132 million of Mirant Americas Generation senior notes due in 2011;

•	an increase in cash of $139 million in capital contributions from Mirant Americas, primarily for the purchase of Mirant Americas Generation senior notes;

•	a decrease in cash used of $120 million as a result of a distribution of $137 million to our member in 2008, as compared to $257 million in the same period in 2007;

•

an increase in cash of $31 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares; and

•	an increase in cash used of $13 million as a result of the repayment of note payable-affiliate in 2008.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash used in operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. Net cash provided by investing activities from discontinued operations was $18 million for the six months ended June 30, 2008, compared to $509 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the cash was primarily related to the proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

B.	Mirant North America

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant North America and the notes thereto, which are included elsewhere in this report.

Overview

Mirant North America, an indirect wholly-owned subsidiary of Mirant and a direct subsidiary of Mirant Americas Generation, is a competitive energy company that produces and sells electricity. Mirant North America owns or leases 10,097 MW of net electric generating capacity. Mirant North America’s net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant North America also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Excess Emissions Allowances

Refer to “Excess Emissions Allowances” above for Mirant Americas Generation.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported net losses of $786 million and $919 million for the three and six months ended June 30, 2008, respectively, compared to $70 million and $237 million for the same periods in 2007. The change in net loss is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$315	$413	$(98)	$680	$804	$(124)
Unrealized gross margin	(874)	(130)	(744)	(1,177)	(489)	(688)

Total gross margin	(559)	283	(842)	(497)	315	(812)

Operating expenses:
Operations and maintenance
Nonaffiliate	120	97	23	206	183	23
Affiliate	74	64	10	146	129	17
Depreciation and amortization	38	29	9	69	59	10
Impairment losses	—	175	(175)	—	175	(175)
Gain on sales of assets, net	(12)	(17)	5	(16)	(19)	3

Total operating expenses	220	348	(128)	405	527	(122)

Operating loss	(779)	(65)	(714)	(902)	(212)	(690)
Other expense (income), net
Nonaffiliate	7	10	(3)	18	27	(9)
Affiliate	—	—	—	(1)	(2)	1

Loss from continuing operations before reorganization items, net	(786)	(75)	(711)	(919)	(237)	(682)
Reorganization items, net	—	(1)	1	—	(2)	2

Loss from continuing operations	(786)	(74)	(712)	(919)	(235)	(684)
Income (loss) from discontinued operations	—	4	(4)	—	(2)	2

Net loss	$(786)	$(70)	$(716)	$(919)	$(237)	$(682)

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

The Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest on our invested cash balances.

Operating Statistics

Refer to “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for capacity factor and power generation volumes by region.

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Gross Margin Overview

Refer to “Gross Margin Overview” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating region, additional related details and variance explanations.

Mid-Atlantic

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our Mid-Atlantic segment summary.

Northeast

Refer to “Northeast” in “Results of Operations—Mirant Americas Generation” above for our Northeast segment summary.

California

Refer to “California” in “Results of Operations—Mirant Americas Generation” above for our California segment summary.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$20	$109	$(89)
Unrealized gross margin	(55)	(113)	58

Total gross margin	(35)	(4)	(31)

Operating expenses:
Operations and maintenance	3	5	(2)
Depreciation and amortization	1	(1)	2

Total operating expenses	4	4	—

Operating loss	(39)	(8)	(31)
Total other expense, net	6	18	(12)

Loss from continuing operations before reorganization items, net	$(45)	$(26)	$(19)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Other Expense, Net

The decrease of $12 million in other expense, net was primarily a result of the following:

•	a decrease of $20 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $9 million in interest income primarily related to lower interest rates on invested cash.

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Gross Margin Overview

Refer to “Gross Margin Overview” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating region, additional related details and variance explanations.

Mid-Atlantic

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our Mid-Atlantic segment summary.

Northeast

Refer to “Northeast” in “Results of Operations—Mirant Americas Generation” above for our Northeast segment summary.

California

Refer to “California” in “Results of Operations—Mirant Americas Generation” above for our California segment summary.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$31	$126	$(95)
Unrealized gross margin	(49)	(104)	55

Total gross margin	(18)	22	(40)

Operating expenses:
Operations and maintenance	5	10	(5)
Depreciation and amortization	1	—	1

Total operating expenses	6	10	(4)

Operating income (loss)	(24)	12	(36)
Total other expense, net	17	39	(22)

Loss from continuing operations before reorganization items, net	$(41)	$(27)	$(14)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Other Expense, Net

The decrease of $22 million in other expense, net was primarily a result of the following:

•	a decrease of $36 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $15 million in interest income primarily related to lower interest rates on invested cash.

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under our $800 million senior secured revolving credit facility; (3) letter of credit capacity available under our senior secured term loan; and (4) redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant North America and its subsidiaries at June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant North America	$62	$455
Mirant Mid-Atlantic	57	242

Total cash and cash equivalents	119	697
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	119	697
Available under credit facilities	501	710

Total cash, cash equivalents and credit facilities availability	$620	$1,407

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

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

At June 30, 2008, we had distributed to Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $119 million with us and our subsidiaries. Of this amount, $57 million was held by Mirant Mid-Atlantic which, as of June 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to us. After taking into account our financial results for the six months ended June 30, 2008, we expect that we will be able to distribute approximately $50 million to Mirant Americas Generation in August 2008.

Our ability to pay our obligations is dependent on the receipt of dividends from Mirant Mid-Atlantic, capital contributions from Mirant, redemptions of the Mirant Americas preferred shares and our ability to refinance all or a portion of those obligations as they become due. Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

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

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2008, were $285 million. Our estimated capital expenditures for the period July 1, 2008, through 2010 are $1.463 billion. See Capital Expenditures and Capital Resources above under Mirant Americas Generation Overview for further discussion of our capital expenditures.

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

As of June 30, 2008, we had approximately $429 million of posted cash collateral and $447 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at June 30, 2008, $148 million was posted under our senior secured term loan and the remainder was issued under our $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$422	$96
Cash collateral posted—other operating activities	7	12
Letters of credit—energy trading and marketing	236	100
Letters of credit—debt service and rent reserves	100	78
Letters of credit—other operating activities	111	112

Total	$876	$398

As a result of significant decreases in energy prices during July 2008, we reduced cash collateral posted—energy trading and marketing by $199 million and letters of credit—energy trading and marketing issued by $88 million from the amounts presented above at June 30, 2008.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first six months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of June 30, 2008, we have approximately $786 million of fuel commitments. Of this amount, $160 million relates to the remainder of 2008, $304 million relates to 2009, $161 million relates to 2010, $141 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. At June 30, 2008, we had no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations decreased $482 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

an increase in cash used of $233 million because of changes in funds on deposit. In 2008, we posted an additional $321 million of cash collateral partially offset by a decrease in restricted deposits of $52 million related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $36 million of cash collateral;

•

a decrease in realized gross margin of $124 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $118 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of increases in power prices in 2008 and the net refund in 2007 of $48 million related to a New York property tax settlement;

•	a decrease in cash used of $26 million resulting from a reduction in interest expense resulting from lower outstanding debt and higher capitalized interest;

•	an increase in cash used of $32 million related to an increase in operations and maintenance expenses, excluding non-cash items; and

•	an increase in cash used of $1 million related to other working capital and operating activity changes.

Investing Activities. Net cash used in investing activities from continuing operations increased by $138 million for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $109 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $15 million related to capitalized interest for projects under construction; and

•

a decrease of $11 million in proceeds from the sales of assets in 2008 as compared to 2007, primarily because of $22 million of proceeds received in 2007 from the sale of ancillary equipment included in the sale of the U.S. natural gas-fired facilities. In 2008, we received $15 million of proceeds from the sale of assets, primarily from the sale of emissions allowances.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $170 million for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	a decrease in cash used of $154 million as a result of a distribution of $192 million to our member in 2008, as compared to $346 million in the same period in 2007;

•

an increase in cash of $31 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares;

•	an increase in cash used of $27 million as a result of the repayment of note payable-affiliate in 2008; and

•	a decrease in cash used of $14 million as a result of the settlement of members’ obligations related to the emergence from bankruptcy of the New York entities.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. Net cash provided by investing activities from discontinued operations was $18 million for the six months ended June 30, 2008, compared to $509 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the cash was primarily due to proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

C.	Mirant Mid-Atlantic

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Mid-Atlantic, an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation and a direct subsidiary of Mirant North America, is a competitive energy company that produces and sells electricity. Mirant Mid-Atlantic owns or leases 5,244 MW of net electric generating capacity in the Mid-Atlantic region.

Excess Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first six months of 2008, there were significant decreases in prices of emissions allowances. In July 2008, the United States Court of Appeals for the DC Circuit issued an opinion which would vacate the CAIR. See Other Developments for further discussion of the CAIR ruling. In July 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value by approximately $40 million. The estimated fair value of our excess SO2 emissions allowances reflects the CAIR ruling and the decline in SO2 emissions allowances prices during 2008.

Capital Expenditures and Capital Resources

For the six months ended June 30, 2008, we paid $265 million for capital expenditures, of which $186 million related to the Maryland Healthy Air Act. Through June 30, 2008, we have paid approximately $686 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$444	$350	$120
Other environmental	19	43	37
Maintenance	37	134	88
Construction	32	58	4
Other	2	2	3

Total	$534	$587	$252

We expect that available cash, future cash flows from operations together with redemptions of the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net losses of $739 million and $893 million for the three and six months ended June 30, 2008, respectively, compared to net income of $75 million and a net loss of $98 million for the same periods in 2007. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$213	$217	$(4)	$477	$463	$14
Unrealized gross margin	(818)	(34)	(784)	(1,118)	(353)	(765)

Total gross margin	(605)	183	(788)	(641)	110	(751)

Operating expenses:
Operations and maintenance
Nonaffiliate	68	58	10	123	108	15
Affiliate	45	33	12	87	66	21
Depreciation and amortization	23	20	3	44	39	5
Gain on sales of assets, net	(2)	(1)	(1)	(2)	(2)	—

Total operating expenses	134	110	24	252	211	41

Operating income (loss)	(739)	73	(812)	(893)	(101)	(792)
Other expense (income), net
Nonaffiliate	—	(2)	2	—	(3)	3

Net income (loss)	$(739)	$75	$(814)	$(893)	$(98)	$(795)

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Results of Operations

Operating Statistics

Our Net Capacity Factor for the three and six months ended June 30, 2008 was 27% and 32%, respectively, compared to 31% and 34%, respectively, for the same periods in 2007. Our power generation volumes for the three and six months ended June 30, 2008 (in gigawatt hours) were 3,057 and 7,246, respectively, compared to 3,560 and 7,795, respectively, for the same periods in 2007. The decrease in power generation volumes for the three and six months ended June 30, 2008, is primarily the result of planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on capacity factor and power generation volumes by region.

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Liquidity and Capital Resources

Sources of Funds

Our liquidity and capital requirements are primarily a function of our capital expenditures, rent expense for operating leases, contractual obligations, legal settlements and working capital needs. Cash provided by operating activities totaled $219 million and $354 million for the six months ended June 30, 2008 and 2007, respectively. We expect to fund the approximately $1.6 billion of anticipated capital expenditures through 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act with funds from operating activities, the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America. Our capital expenditures for the six months ended June 30, 2008, were $265 million. Our estimated capital expenditures for the period July 1, 2008, through 2010 are $1.373 billion.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first six months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of June 30, 2008, we have approximately $786 million of fuel commitments. Of this amount, $160 million relates to the remainder of 2008, $304 million relates to 2009, $161 million relates to 2010, $141 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. At June 30, 2008, we had no fuel commitments for periods beyond 2012.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities decreased by $135 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

an increase in realized gross margin of $14 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007; offset by

•	a decrease in cash provided of $85 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of increases in power prices in 2008;

•	an increase in cash used of $36 million related to an increase in operations and maintenance expenses; and

•	an increase in cash used of $28 million related to other changes in working capital and non-cash adjustments to net income.

Investing Activities. Net cash used in investing activities increased by $107 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of an increase in capital expenditures because of our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash used in financing activities increased $61 million for the six months ended June 30, 2008, compared to the same period in 2007. Capital contributions increased by $119 million and distributions to our member increased by $211 million in 2008 compared to the same period in 2007. This was partially offset by a $31 million increase in cash as a result of the redemption of Series A preferred stock of Mirant Americas in 2008.

Other Developments

State Regulation of Greenhouse Gases, including the Regional Green House Gas Initiative (“RGGI”). (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). Concern over climate change has led to significant legislative and regulatory efforts at the state level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state Northeast regional initiative outlining a cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI program calls for signatory states to stabilize CO2 emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. In August 2006, seven states including New York signed the RGGI Memorandum of Understanding, which puts forth a model set of regulations to guide the states in structuring their individual programs. Both Massachusetts and Maryland joined the RGGI in 2007. Our generating facilities in Maryland, Massachusetts and New York will be affected by the implementation of the RGGI. The Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources have issued regulations to implement the RGGI. The MDE has also issued regulations to implement the RGGI. The Maryland regulations provide that if carbon credit prices exceed $7 per ton in the auction of allowances, we and other Maryland generators will have the option to purchase up to 50% of our needs at $7 per ton regardless of auction clearing prices. In October 2007, the NYSDEC and the New York State Energy Research and Development Authority issued proposed regulations to implement the RGGI, but those regulations have not yet been finalized.

We expect to produce a total of approximately 15.8 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities in 2009. The RGGI regulations would require those facilities to obtain allowances to emit CO2. No allowances would be granted to existing sources of such emissions. Instead, allowances would be made available for such facilities only by purchase through an auction process conducted regionally, through subsequent purchase from a party that held the allowances that had been sold through the auction, or, in Maryland, through purchases from the state for up to one half of our needs in the event auction prices exceed $7 per ton.

The first auction of allowances by RGGI states is scheduled for September 2008, and subsequent auctions will be conducted quarterly. New York has stated that it will not be prepared to participate in the September 2008 auction because its regulations covering its participation in RGGI will not be final by that time. New York expects to participate in subsequent auctions. Maryland and Massachusetts have indicated that they will participate in the September 2008 auction.

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

In California, emissions of greenhouse gases are governed by the Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. AB 32 also requires the California Air Resources Board to develop by January 2009 a greenhouse gas reduction plan for all industrial sectors. That plan could have a material effect on how we operate our California facilities and the costs of operating the facilities.

Kendall NPDES and Surface Water Discharge Permit. (Mirant Americas Generation and Mirant North America). On September 26, 2006, the EPA issued to Mirant Kendall a National Pollutant Discharge Elimination System (“NPDES”) renewal permit for the Kendall generating facility. The same permit was concurrently issued by the Massachusetts Department of Environmental Protection (“MADEP”) as a state Surface Water Discharge Permit (“SWDP”), and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permits impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could cause substantial curtailments of the operations of the Kendall facility. Mirant Kendall has appealed the permits in three proceedings: (1) appeal of the NPDES permit to the Environmental Appeals Board; (2) appeal of the SWDP to the MADEP; and (3) appeal of the water quality certification to the MADEP. The effect of the permits has been stayed pending the outcome of these appeals. The two appeals to the MADEP have been stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings until April 18, 2008, in order for the EPA to address the sections of the permit that are affected by the EPA’s suspension of the 316(b) regulations as a result of the 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper, Inc. et al. v. EPA. On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit. On April 23, 2008, the Environmental Appeals Board, at the EPA’s request, extended the stay of the appeal proceedings until May 28, 2008. On May 1, 2008, Mirant Kendall submitted comments on the draft permit modification. On June 9, 2008, the Environmental Appeals Board granted the EPA’s request to extend further the stay of the appeal proceedings until October 15, 2008. We are unable to predict the outcome of these proceedings.

Canal NPDES and Surface Water Discharge Permit. (Mirant Americas Generation and Mirant North America). On August 1, 2008, the EPA issued to Mirant Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state surface water discharge permit, and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permit imposes a requirement upon Mirant Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. Mirant Canal expects to appeal the NPDES permit to the EPA’s Environmental Appeals Board and to appeal the surface water discharge and the water quality certificate to the MADEP. While the appeals are pending, the effect of any contested permit provisions will be stayed and the Canal generating facility will continue to operate under its current NPDES permit. We cannot predict the outcome of this proceeding.

Mirant Potomac River State Operating Permits. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to issue a state operating permit for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. The Virginia DEQ issued the permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the permit. Mirant Potomac River has appealed that decision.

On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative and more comprehensive state operating permit that would allow completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set SO2 emissions limits for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. In early July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement that proposed certain terms to be included in the proposed comprehensive permit and committed Mirant Potomac River to spend $34 million over several years to reduce particulate emissions. The $34 million commitment will be collateralized this year and is included in our estimated capital expenditures presented earlier in this section. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008. Once the permit issued July 31, 2008, becomes final and nonappealable, Mirant Potomac River will dismiss its pending appeal of the permit issued June 1, 2007 by the Virginia DEQ.

The June 1, 2007, permit will be supplanted by the more comprehensive permit issued on July 31, 2008, after completion of a project to merge the stacks for units 3, 4, and 5 at the Potomac River generating facility, which we expect to occur in late 2008. We will then separately merge the stacks for units 1 and 2. Once both stack mergers have been completed, which we expect to occur in early 2009, the permit issued July 31, 2008, will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain operations by not allowing trading of emissions allowances, as described below in Virginia CAIR Implementation. Mirant Potomac River has challenged those regulations in court, and their continued effectiveness is uncertain at this time because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Clean Air Interstate Rule (CAIR). (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-allowance trading programs applicable directly to states and indirectly to generating facilities. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties appealed the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion vacating the CAIR, finding that it had several fatal flaws. Among other things, the DC Circuit found that the regional cap-and-allowance trading programs established by the CAIR did not achieve the intended purpose of ensuring that upwind states did not prevent attainment of NAAQS in downwind states because emitters in upwind states could potentially buy large quantities of emissions allowances. Second, the DC Circuit opinion found that the criteria used by the EPA in setting caps for SO2 emissions and in allocating NOx emissions were inconsistent with the statutory criteria and with Title IV of the Clean Air Act. At this time, we cannot predict the EPA’s action on remand. Nevertheless, we expect our coal-fired facilities in Maryland to emit less SO2 and NOx as a result of the NOx and SO2 controls that are, or will soon be, installed to meet the requirements under the Maryland Healthy Air Act. See Excess Emissions Allowances under Overview above for additional discussion of the effect of the CAIR opinion on our business.

Massachusetts CAIR Implementation. (Mirant Americas Generation and Mirant North America). The MADEP promulgated regulations to take effect in 2009 to reduce NOx emissions from certain generating facilities. The Massachusetts regulations will require our Canal and Kendall generating facilities during the Ozone Season to reduce their emissions of NOx or utilize emissions allowances greater than currently utilized. The continued effectiveness of the Massachusetts regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

New York CAIR Implementation. (Mirant Americas Generation and Mirant North America). The New York State Department of Environmental Conservation promulgated regulations implementing the NOx and SO2 emissions reductions required by the federal CAIR beginning in 2009. Those regulations will limit NOx emissions through both an annual cap-and-trade program and through a seasonal cap-and-trade program during the Ozone Season, which will require our Bowline generating facility to reduce its emissions of NOx by running less or to increase its utilization of emissions allowances. The regulations also provide for an SO2 emissions program beginning in 2010 that will mandate increased utilization of federal SO2 allowances for every ton of SO2 emitted. The continued effectiveness of the New York regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Virginia CAIR Implementation. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in an area that is not in compliance with a particular NAAQS (“non-attainment area”), from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board

approved regulations that it interprets as prohibiting the trading of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Our Potomac River facility is located in a non-attainment area for ozone and PM2.5, and Mirant Potomac River has appealed these regulations in Virginia state court. In late July 2008, the Virginia state court issued a ruling dismissing our appeal, which decision we intend to appeal. We have also petitioned (a) the EPA to reconsider and (b) the United States Court of Appeals for the Fourth Circuit to review the EPA’s final rule approving Virginia’s CAIR program. The continued effectiveness of the Virginia regulations is uncertain at this time because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Shut Down of Lovett Generation Facility. (Mirant Americas Generation and Mirant North America). In 2000, the State of New York issued an NOV to the previous owner of our Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by us. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on Lovett’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 4 in 2008 and unit 5 in 2007. We concluded that the installation of the required emissions controls was uneconomic. We also concluded that operating unit 5 on natural gas was uneconomic.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. We discontinued operation of unit 4 as of May 7, 2007. In addition, we discontinued operation of unit 3 because it was uneconomic to run the unit. We shut down unit 5 on April 19, 2008, and we have begun to dismantle the Lovett facility. We expect the decommissioning of the Lovett facility to cost approximately $22 million.

Critical Accounting Estimates (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic.

Fair Value Measurements

Nature of Estimates Required. We measure fair value on a recurring basis for derivative energy contracts that hedge economically our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we will no longer defer inception gains and losses.

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

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Mirant Americas Generation and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of total assets and 0% of total liabilities measured at fair value at June 30, 2008. Mirant Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of total assets and 1% of total liabilities measured at fair value at June 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

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

Asset Retirement Obligations

Nature of Estimates Required. We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. Mirant Americas Generation and Mirant

North America have identified certain retirement obligations within their power generating operations and have a noncurrent liability of $39 million recorded as of June 30, 2008. Mirant Mid-Atlantic has identified certain retirement obligations within its power generating operations and has a noncurrent liability of $14 million recorded as of June 30, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites.

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

Effect if Different Assumptions Used. We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in Mirant Americas Generation’s and Mirant North America’s rate of inflation would result in an approximate $4 million increase to the asset retirement obligation recorded on their unaudited condensed consolidated balance sheets as of June 30, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $4 million change. A 1% increase in Mirant Mid-Atlantic’s rate of inflation would result in an approximate $1 million increase to the asset retirement obligation recorded on its unaudited condensed consolidated balance sheet as of June 30, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $2 million change.

Litigation

See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at June 30, 2008.

Mirant Americas Generation and Mirant North America

The net fair value of our price risk management assets and liabilities was a net liability of $1.307 billion at June 30, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, these coal agreements had a net fair value of approximately $818 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of June 30, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade	$338	$6	$332	73%
Non-Investment Grade	—	—	—	—%
No External Ratings:
Internally-rated Investment Grade	101	—	101	22%
Internally-rated Non-Investment Grade	22	—	22	5%
Not Internally Rated	—	—	—	—%

Total	$461	$6	$455	100%

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

Mirant Mid-Atlantic

The net fair value of our price risk management assets and liabilities was a net liability of $1.268 billion at June 30, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, these coal agreements had a net fair value of approximately $818 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. As of June 30, 2008, the credit quality and the balance sheet settlement exposure of $11 million related to these activities for Mirant Mid-Atlantic is based on one contract with an internally-rated, non-investment grade counterparty.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2008. Based upon this assessment, our management concluded that, as of June 30, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the six month period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note K to the accompanying unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

There have been no material changes in risk factors since those reported in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic.

Item 6.	Exhibits (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

(a)	Exhibits

Mirant Americas Generation

Exhibit Number	Exhibit Name
3.1*	Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001 (designated in Mirant Americas Generation, LLC Form 10-Q for the Quarter Ended September 30, 2001 as Exhibit 3.1)

3.2*	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (designated on Form10-Q for the quarter ended September 30, 2006, as Exhibit 3.2)

31.1A1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A4	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

Mirant North America

Exhibit Number	Exhibit Name
3.1*	Certificate of Incorporation of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.1)

3.2*	Limited Liability Company Agreement of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.2)

3.3*	Certificate of Incorporation of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.3)

3.4*	Bylaws of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.4)

31.1A2	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A5	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A2	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A5	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

Mirant Mid-Atlantic

Exhibit Number	Exhibit Name
3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1)

3.2*	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC dated as of January 3, 2006 (Designated on Form 10-Q for the quarter ended September 30, 2006 as Exhibit 3.2)

31.1A3	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A6	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A3	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A6	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Americas Generation, LLC

Date: August 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant North America, LLC

Date: August 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: August 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)