Form 10-Q
period 2008-09-30
MIRANT AMERICAS GENERATION LLC; MIRANT MID ATLANTIC LLC; Mirant North America, LLC
filed 2008-11-13
CIK 1140761, 1138258, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No. 143.

FSP—FASB Staff Position.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

FSP FAS 157-3—FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

Hudson Valley Gas—Hudson Valley Gas Corporation.

i

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

NYMEX—New York Mercantile Exchange.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

ii

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

PPA—Power purchase agreement.

Reserve Margin—Excess capacity over peak demand.

RGGI— Regional Greenhouse Gas Initiative.

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

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

Supplemental Plan—On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan.

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

•

deterioration in the financial condition of our counterparties and the resulting decrease in market liquidity and/or the failure of counterparties to pay amounts owed to us or to perform obligations or services due to us beyond collateral posted;

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

•	our ability to enter into intermediate and long-term contracts to sell power and to obtain adequate supply and delivery of fuel for our facilities, on terms and prices acceptable to us;

•	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

•	our and our affiliates’ ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of CO2 and other greenhouse gases;

•

our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•

the ability of Mirant Americas Generation and Mirant North America to execute the business plan in California, including entering into long-term power sales agreements for new generating facilities at their existing sites and entering into new tolling arrangements for their existing generating facilities;

•

the continued impact of deteriorating economic conditions and credit contraction on our business, including impacts on the ability of contractual counterparties and lenders under Mirant North America’s revolving credit facility to perform their obligations and impacts on liquidity in the power and fuel markets in which we hedge and transact;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Companies’ future performance (business, financial condition or results of operations and cash flows) are set forth in the respective 2007 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors in this Form 10-Q of Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $1.438 billion, $23 million, $225 million and $(504) million, respectively)	$2,172	$779	$2,081	$1,581
Operating revenues—affiliate (including unrealized gains (losses) of $0, $(2) million, $0 and $14 million, respectively)	—	(2)	—	51

Total operating revenues	2,172	777	2,081	1,632

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $43 million, $4 million, $7 million and $(19) million, respectively)	359	284	761	777
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $0, $(1) million, $0 and $0, respectively)	1	1	5	48

Total cost of fuel, electricity and other products	360	285	766	825

Gross Margin	1,812	492	1,315	807

Operating Expenses:
Operations and maintenance—nonaffiliate	80	83	286	266
Operations and maintenance—affiliate	67	76	213	205
Depreciation and amortization	33	30	102	89
Impairment losses	—	—	—	175
Gain on sales of assets, net	(10)	—	(26)	(19)

Total operating expenses, net	170	189	575	716

Operating Income	1,642	303	740	91

Other Expense (Income), net:
Interest expense—nonaffiliate	46	60	146	188
Interest expense—affiliate	—	1	—	1
Interest income—nonaffiliate	(4)	(18)	(15)	(45)
Other, net	3	—	9	(1)

Total other expense, net	45	43	140	143

Income (Loss) From Continuing Operations Before Reorganization Items	1,597	260	600	(52)
Reorganization items, net	—	—	—	(2)

Income (Loss) From Continuing Operations	1,597	260	600	(50)
Loss From Discontinued Operations, net	—	—	—	(2)

Net Income (Loss)	$1,597	$260	$600	$(52)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$568	$698
Funds on deposit	236	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	651	542
Affiliate	—	2
Price risk management assets	1,817	687
Inventories	272	357
Prepaid rent and other payments	138	131

Total current assets	3,682	2,719

Property, Plant and Equipment, net	3,004	2,569

Noncurrent Assets:
Intangible assets, net	198	204
Price risk management assets	355	153
Prepaid rent	239	234
Debt issuance costs, net	41	49
Other	47	8

Total noncurrent assets	880	648

Total Assets	$7,566	$5,936

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$58	$141
Notes payable—affiliate	—	6
Accounts payable and accrued liabilities	768	574
Payable to affiliate	26	32
Price risk management liabilities	1,782	709
Other	14	8

Total current liabilities	2,648	1,470

Noncurrent Liabilities:
Long-term debt	2,695	2,952
Price risk management liabilities	303	261
Asset retirement obligations	39	44
Other	57	40

Total noncurrent liabilities	3,094	3,297

Commitments and Contingencies
Equity:
Member’s interest	2,164	1,524
Preferred stock in affiliate	(340)	(355)

Total equity	1,824	1,169

Total Liabilities and Equity	$7,566	$5,936

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$1,524	$(355)
Net income	600	—
Distribution to member	(187)	—
Capital contributions	210	—
Amortization of discount on preferred stock in affiliate	16	(16)
Redemption of preferred stock	—	31
SFAS 157 adoption	1	—

Balance, September 30, 2008	$2,164	$(340)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$600	$(52)
Loss from discontinued operations	—	(2)

Income (loss) from continuing operations	600	(50)

Adjustments to reconcile net income (loss) from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	109	97
Impairment losses	—	175
Gain on sales of assets	(26)	(19)
Price risk management activities, net	(218)	471
Funds on deposit	69	(90)
Other, net	9	—
Changes in other working capital	70	5

Total adjustments	13	639

Net cash provided by operating activities of continuing operations	613	589
Net cash provided by (used in) operating activities of discontinued operations	1	(19)

Net cash provided by operating activities	614	570

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(435)	(380)
Capitalized interest for projects under construction	(27)	(15)
Proceeds from the sales of assets and other investments	26	26
Restricted deposit payments and other	(34)	3

Net cash used in investing activities of continuing operations	(470)	(366)
Net cash provided by investing activities of discontinued operations	18	502

Net cash provided by (used in) investing activities	(452)	136

Cash Flows from Financing Activities:
Repayments and purchases of long-term debt-nonaffiliate	(340)	(138)
Issuance (repayment) of note payable-affiliate	(6)	7
Capital contributions	210	—
Redemption of preferred stock	31	5
Distribution to member	(187)	(368)

Net cash used in financing activities of continuing operations	(292)	(494)

Net Increase (Decrease) in Cash and Cash Equivalents	(130)	212
Cash and Cash Equivalents, beginning of period	698	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3

Cash and Cash Equivalents, end of period	$568	$965

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$123	$161
Cash paid for claims and professional fees from bankruptcy	$—	$20
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$22
Capital contribution pursuant to the Plan—non-cash	$—	$2

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $1.438 billion, $23 million, $225 million and $(504) million, respectively)	$2,172	$779	$2,081	$1,581
Operating revenues—affiliate (including unrealized gains (losses) of $0, $(2) million, $0 and $14 million, respectively)	—	(2)	—	51

Total operating revenues	2,172	777	2,081	1,632

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $43 million, $4 million, $7 million and $(19) million, respectively)	359	284	761	777
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $0, $(1) million, $0 and $0, respectively)	1	1	5	48

Total cost of fuel, electricity and other products	360	285	766	825

Gross Margin	1,812	492	1,315	807

Operating Expenses:
Operations and maintenance—nonaffiliate	80	83	286	266
Operations and maintenance—affiliate	67	76	213	205
Depreciation and amortization	33	30	102	89
Impairment losses	—	—	—	175
Gain on sales of assets, net	(10)	—	(26)	(19)

Total operating expenses, net	170	189	575	716

Operating Income	1,642	303	740	91

Other Expense (Income), net:
Interest expense—nonaffiliate	13	24	42	78
Interest expense—affiliate	—	—	—	1
Interest income—nonaffiliate	(4)	(18)	(15)	(45)
Interest income—affiliate	—	(1)	(1)	(4)
Other, net	1	—	1	—

Total other expense, net	10	5	27	30

Income From Continuing Operations Before Reorganization Items	1,632	298	713	61
Reorganization items, net	—	—	—	(2)

Income From Continuing Operations	1,632	298	713	63
Loss From Discontinued Operations, net	—	—	—	(2)

Net Income	$1,632	$298	$713	$61

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$549	$697
Funds on deposit	236	302
Receivables:
Nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	651	542
Affiliate	9	10
Notes receivable—affiliate	93	93
Price risk management assets	1,817	687
Inventories	272	357
Prepaid rent and other payments	138	131

Total current assets	3,765	2,819

Property, Plant and Equipment, net	3,001	2,566

Noncurrent Assets:
Intangible assets, net	198	204
Price risk management assets	355	153
Prepaid rent	239	234
Debt issuance costs, net	34	39
Other	47	8

Total noncurrent assets	873	638

Total Assets	$7,639	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$58	$141
Notes payable—affiliate	—	20
Accounts payable and accrued liabilities	711	546
Payable to affiliate	26	32
Price risk management liabilities	1,782	709
Other	14	8

Total current liabilities	2,591	1,456

Noncurrent Liabilities:
Long-term debt	1,237	1,294
Price risk management liabilities	303	261
Asset retirement obligations	39	44
Other	57	40

Total noncurrent liabilities	1,636	1,639

Commitments and Contingencies
Equity:
Member’s interest	3,620	3,157
Preferred stock in affiliate	(208)	(229)

Total equity	3,412	2,928

Total Liabilities and Equity	$7,639	$6,023

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,157	$(229)
Net income	713	—
Distribution to member	(261)	—
Amortization of discount on preferred stock in affiliate	10	(10)
Redemption of preferred stock	—	31
SFAS 157 adoption	1	—

Balance, September 30, 2008	$3,620	$(208)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net income	$713	$61
Loss from discontinued operations	—	(2)

Income from continuing operations	713	63

Adjustments to reconcile net income from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	108	96
Impairment losses	—	175
Gain on sales of assets	(26)	(19)
Price risk management activities, net	(218)	471
Funds on deposit	69	(90)
Other, net	8	—
Changes in other working capital	40	(1)

Total adjustments	(19)	632

Net cash provided by operating activities of continuing operations	694	695
Net cash provided by (used in) operating activities of discontinued operations	1	(19)

Net cash provided by operating activities	695	676

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(435)	(380)
Capitalized interest for projects under construction	(27)	(15)
Proceeds from the sales of assets and other investments	26	26
Restricted deposit payments and other	(34)	3

Net cash used in investing activities of continuing operations	(470)	(366)
Net cash provided by investing activities of discontinued operations	18	502

Net cash provided by (used in) investing activities	(452)	136

Cash Flows from Financing Activities:
Repayments of long-term debt-nonaffiliate	(140)	(138)
Issuance (repayment) of note payable-affiliate	(20)	7
Redemption of preferred stock	31	5
Distribution to member	(261)	(475)
Settlement of member’s obligations pursuant to the Plan	—	(18)
Other	(1)	—

Net cash used in financing activities of continuing operations	(391)	(619)

Net Increase (Decrease) in Cash and Cash Equivalents	(148)	193
Cash and Cash Equivalents, beginning of period	697	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3

Cash and Cash Equivalents, end of period	$549	$946

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$50	$89
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$14
Capital contribution pursuant to the Plan—non-cash	$—	$19

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $944 million, $0, $140 million and $(204) million, respectively)	$912	$4	$74	$(151)
Operating revenues—affiliate (including unrealized gains (losses) of $380 million, $31 million, $60 million and $(109) million, respectively)	887	538	1,336	1,040

Total operating revenues	1,799	542	1,410	889

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	5	54	15	120
Cost of fuel, electricity and other products—affiliate (including unrealized losses of $6 million, $1 million, $0 and $10 million, respectively)	165	113	407	284

Total cost of fuel, electricity and other products	170	167	422	404

Gross Margin	1,629	375	988	485

Operating Expenses:
Operations and maintenance—nonaffiliate	53	52	176	160
Operations and maintenance—affiliate	43	39	130	105
Depreciation and amortization	23	21	67	60
Gain on sales of assets, net	(7)	—	(9)	(2)

Total operating expenses, net	112	112	364	323

Operating Income	1,517	263	624	162

Other Expense (Income), net:
Interest expense—nonaffiliate	1	—	3	2
Interest income—nonaffiliate	—	(1)	(3)	(6)
Other, net	—	—	1	—

Total other expense (income), net	1	(1)	1	(4)

Net Income	$1,516	$264	$623	$166

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$233	$242
Funds on deposit	3	2
Receivables:
Nonaffiliate	3	9
Affiliate	178	142
Price risk management assets—nonaffiliate	21	10
Price risk management assets—affiliate	353	77
Inventories	119	120
Prepaid rent	96	96
Other	14	10

Total current assets	1,020	708

Property, Plant and Equipment, net	2,448	2,050

Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—nonaffiliate	82	—
Price risk management assets—affiliate	136	67
Other intangible assets, net	146	150
Prepaid rent	239	234
Other	32	—

Total noncurrent assets	1,434	1,250

Total Assets	$4,902	$4,008

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	180	137
Payable to affiliate	108	77
Price risk management liabilities—nonaffiliate	32	13
Price risk management liabilities—affiliate	327	96
Other	11	8

Total current liabilities	661	334

Noncurrent Liabilities:
Long-term debt	26	27
Price risk management liabilities—nonaffiliate	57	123
Price risk management liabilities—affiliate	127	75
Asset retirement obligations	12	14
Contract retention liability	47	27
Other	1	1

Total noncurrent liabilities	270	267

Commitments and Contingencies
Equity:
Member’s interest	4,179	3,636
Preferred stock in affiliate	(208)	(229)

Total equity	3,971	3,407

Total Liabilities and Equity	$4,902	$4,008

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, December 31, 2007	$3,636	$(229)
Net income	623	—
Distribution to member	(325)	—
Capital contributions	232	—
Amortization of discount on preferred stock in affiliate	10	(10)
Redemption of preferred stock	—	31
SFAS 157 adoption	3	—

Balance, September 30, 2008	$4,179	$(208)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net income	$623	$166

Adjustments to reconcile net income and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	67	60
Price risk management activities, net	(200)	323
Gain on sales of assets	(9)	(2)
Funds on deposit	2	—
Changes in other working capital	11	24

Total adjustments	(129)	405

Net cash provided by operating activities	494	571

Cash Flows from Investing Activities:
Capital expenditures	(409)	(361)
Proceeds from the sales of assets	4	1
Restricted deposit payment	(34)	—
Property insurance proceeds	—	3

Net cash used in investing activities	(439)	(357)

Cash Flows from Financing Activities:
Repayment of debt	(1)	(2)
Capital contributions	232	173
Redemption of preferred stock	31	5
Distribution to member	(325)	(214)
Other	(1)	—

Net cash used in financing activities	(64)	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	(9)	176
Cash and Cash Equivalents, beginning of period	242	75

Cash and Cash Equivalents, end of period	$233	$251

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2	$3

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Description of Business (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of Mirant Corporation. Mirant North America is a wholly-owned subsidiary of Mirant Americas Generation. Mirant Mid-Atlantic is a wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant Americas Generation. The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of Mirant Corporation.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note H for further discussion of arrangements with these related parties.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their wholly-owned subsidiaries and have been prepared from records maintained by Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and their subsidiaries. All significant intercompany accounts and transactions within consolidated entities have been eliminated in consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

In preparing Mirant Americas Generation’s and Mirant North America’s consolidated statements of cash flows for the year ended December 31, 2007, the Companies discovered that capitalized interest for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. The result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $15 million for the nine months ended September 30, 2007. The misstatement had no effect on Mirant Americas Generation’s and Mirant North America’s cash, net income (loss) or member’s interest. Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007, have been adjusted to reflect the correction of this immaterial misstatement.

In accordance with SFAS 144, the results of operations of Mirant Americas Generation’s and Mirant North America’s facilities that have been disposed of and have met the criteria for such classification have been reclassified to discontinued operations. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Inventory (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Inventory consists primarily of oil, coal, purchased emissions allowances and materials and supplies. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects.

Purchased emissions allowances are recorded in inventory at the lower of cost or market value. Cost is computed on an average cost basis. Purchased emissions allowances for SO2 and NOx are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying unaudited condensed consolidated statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Companies by the EPA.

Inventory at September 30, 2008 and December 31, 2007, consisted of (in millions):

Mirant Americas Generation and Mirant North America

	At September 30, 2008	At December 31, 2007
Fuel stock	$209	$280
Materials and supplies	62	67
Emissions allowances	1	10

Total inventory	$272	$357

Mirant Mid-Atlantic

	At September 30, 2008	At December 31, 2007
Fuel stock	$78	$72
Materials and supplies	41	38
Emissions allowances	—	10

Total inventory	$119	$120

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three and nine months ended September 30, 2008 and 2007, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest costs	$58	$66	$181	$204
Capitalized and included in property, plant and equipment, net	(12)	(6)	(35)	(16)

Interest expense—nonaffiliate	$46	$60	$146	$188

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2008, cash paid for interest was $10 million and $150 million, respectively, of which $4 million and $27 million, respectively, was capitalized. For the three and nine months ended September 30, 2007, cash paid for interest was $44 million and $176 million, respectively, of which $7 million and $15 million, respectively, was capitalized.

Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest costs	$25	$30	$77	$94
Capitalized and included in property, plant and equipment, net	(12)	(6)	(35)	(16)

Interest expense—nonaffiliate	$13	$24	$42	$78

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2008, cash paid for interest was $9 million and $77 million, respectively, of which $4 million and $27 million, respectively, was capitalized. For the three and nine months ended September 30, 2007, cash paid for interest was $44 million and $104 million, respectively, of which $7 million and $15 million, respectively, was capitalized.

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

FSP FAS 157-3. On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 provides clarity in determining the fair value of a financial asset in a dislocated market, including the use of internal assumptions when relevant observable market inputs do not exist. Additionally, it clarified that the use of broker quotes in a market that is not active may not be the best indication of fair value, and that the nature of the quote should also be considered in the fair value measurement. FSP FAS 157-3 is effective immediately, including with respect to prior periods for which financial statements have not been issued. The Companies adopted FSP FAS 157-3 effective September 30, 2008. The adoption of FSP FAS 157-3 did not affect the Companies’ statements of operations, financial position or cash flows.

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

At September 30, 2008, Mirant Americas Generation and Mirant North America had approximately $50 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheets. In addition, approximately $3 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

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

New Accounting Standards Not Yet Adopted

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. The adoption of SFAS 141R will have no effect on the Companies’ statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies will adopt FSP FAS 157-2 on January 1, 2009. The Companies are currently evaluating the potential effect of adopting FSP FAS 157-2 on its disclosures for certain non-recurring nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value in the Companies’ financial statements.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative contracts to manage exposure to commodity price risks and changes in conversion spreads. Mirant Americas Generation and Mirant North America also utilize derivative contracts to manage proprietary trading activities. The standard will require the Companies to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Companies’ statements of operations, financial position and cash flows. The Companies will adopt SFAS 161 on January 1, 2009. The Companies are currently evaluating the potential effect of adopting SFAS 161 on their disclosures in the Companies’ financial statements.

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

Derivative instruments are recorded at their estimated fair value in the Companies’ accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows for accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Companies utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Companies utilize valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Companies’ derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of the Companies’ defaulting, the Companies adjust their price risk management liabilities to reflect the price at which a potential market participant would be willing to assume the Companies’ liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2008, the Companies do not have any derivative instruments for which hedge accounting, as defined by SFAS 133, has been elected.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Companies are required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs the Companies use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Companies’ financial assets and liabilities carried at fair value in the financial statements are classified in three categories based on the inputs used. The high-level guidelines described below are used to determine the appropriate classification of inputs within the fair value hierarchy.

Level 1 inputs – Unadjusted quoted prices available in active markets for identical assets or liabilities that the Companies have the ability to access and transact upon as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices.

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

The following tables set forth by level within the fair value hierarchy the Companies' financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Companies’ assessments of the significance of a particular input to the fair value measurement require judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At September 30, 2008, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following tables present financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2008, by category (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$253	$1,898	$21	$2,172
Total liabilities	(256)	(1,827)	(2)	(2,085)

Total	$(3)	$71	$19	$87

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$2	$590	$—	$592
Total liabilities	(1)	(542)	—	(543)

Total	$1	$48	$—	$49

The following tables present financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2008, by tenor (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(12)	$11	$5	$4
2009	9	24	13	46
2010	—	(28)	1	(27)
2011	—	(8)	—	(8)
2012	—	(2)	—	(2)
Thereafter	—	74	—	74

Total	$(3)	$71	$19	$87

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2008 and December 31, 2007, was approximately 27 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at September 30, 2008 and December 31, 2007, was approximately 41 million equivalent MWh and 26 million equivalent MWh, respectively.

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$—	$22	$—	$22
2009	1	3	—	4
2010	—	(41)	—	(41)
2011	—	(8)	—	(8)
2012	—	(2)	—	(2)
Thereafter	—	74	—	74

Total	$1	$48	$—	$49

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2008 and December 31, 2007, was approximately 27 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at September 30, 2008 and December 31, 2007, was approximately 41 million equivalent MWh and 24 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the nine months ended September 30, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(26)
Purchases, issuances and settlements[2]	16
Transfers in and/or out of Level 3[3]	17

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$19

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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$1	$(9)	$(8)	$19	$(12)	$7
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$2	$(9)	$(7)	$21	$(7)	$14

Mirant Mid-Atlantic

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$2
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(8)
Purchases, issuances and settlements[2]	5
Transfers in and/or out of Level 3[3]	1

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$—

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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$15	$(9)	$6	$5	$(7)	$(2)
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$15	$(9)	$6	$5	$(7)	$(2)

D.	Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt is as follows (in millions):

	At September 30, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2008 to 2015	$29	$30	8.19%	—
Less: current portion of long-term debt	(3)	(3)

Total Mirant Mid-Atlantic long-term debt, excluding current portion	26	27
Mirant North America:
Senior secured term loan, due 2008 to 2013	416	555	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(55)	(138)

Total Mirant North America long-term debt, excluding current portion	1,237	1,294

Mirant Americas Generation:
Senior notes:
Due 2011	611	811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)

Total Mirant Americas Generation long-term debt, excluding current portion	$2,695	$2,952

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation. In the nine months ended September 30, 2008, Mirant Americas Generation purchased and retired $200 million of senior notes due in 2011.

Mirant North America Senior Secured Credit Facilities

Mirant North America entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan and a senior secured revolving credit facility. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $416 million as of September 30, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During the nine months ended September 30, 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2008, there were approximately $132 million of letters of credit outstanding under the senior secured revolving credit facility. At September 30, 2008, a total of $623 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, Mirant North America made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $49 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment results from the significant increase in expected capital expenditures in 2008 compared to 2007.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities have no recourse to any other Mirant entities, including Mirant Americas Generation.

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities, including Mirant Americas Generation.

E.	Discontinued Operations (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Companies that were sold in 2007.

There were no discontinued operations for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of the following sales completed in 2007:

•	the Zeeland and Bosque natural gas-fired facilities on May 1, 2007; and

•	Mirant NY-Gen on May 7, 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2007
Operating revenues	$—	$10
Operating expense, net	1	11

Operating loss	(1)	(1)
Other expense (income), net	(1)	1

Net loss	$—	$(2)

F.	Impairments on Assets Held and Used (Mirant Americas Generation and Mirant North America)

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

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. The Companies ceased operation of unit 5 on April 19, 2008, and are dismantling the Lovett facility.

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

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. Mirant Americas Generation and Mirant North America did not have any guarantees at September 30, 2008, that met the recognition requirements under FIN 45.

For the nine months ended September 30, 2008, Mirant Americas Generation and Mirant North America had net increases to their guarantees of approximately $9 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the nine months ended September 30, 2008, Mirant Americas Generation and Mirant North America had net decreases to its letters of credit issued of approximately $36 million. In addition, during the third quarter of 2008, Mirant Energy Trading posted a $25 million surety bond as credit support for the RGGI auction that was held in September 2008.

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

The total costs incurred by the Companies under the Administrative Services Agreement have been included in the Companies’ accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of fuel, electricity and other products—affiliate	$1	$2	$5	$6
Operations and maintenance expense—affiliate	35	40	109	117

Total	$36	$42	$114	$123

Mirant Mid-Atlantic

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of fuel, electricity and other products—affiliate	$1	$2	$4	$5
Operations and maintenance expense—affiliate	19	18	58	54

Total	$20	$20	$62	$59

Services and Risk Management Agreements with Affiliates (Mirant Americas Generation and Mirant North America)

Historically, Mirant Americas Generation and Mirant North America provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills and West Georgia. On May 1, 2007, Mirant completed the sale of these affiliates. For the three and nine months ended September 30, 2007, Mirant Americas Generation and Mirant North America recorded a reduction to operations and maintenance expense of approximately $0 and $1 million, respectively, related to these agreements. Subsequent to the sale of these affiliates, Mirant Americas Generation and Mirant North America no longer recognize a reduction to operations and maintenance expense associated with providing services to these affiliates.

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

Services Agreements with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three and nine months ended September 30, 2008, Mirant Mid-Atlantic incurred approximately $4 million and $11 million, respectively, in costs under these agreements, compared to $7 million and $18 million, respectively, for the same periods in 2007. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and nine months ended September 30, 2008 and 2007, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mirant Americas Generation	$32	$36	$104	$89
Mirant North America	$32	$36	$104	$89
Mirant Mid-Atlantic	$20	$14	$61	$33

The Companies’ allocation of Mirant’s overhead costs have increased as a result of the disposition of Mirant’s Philippine and Caribbean businesses and six U.S. natural gas-fired facilities. These dispositions were completed by Mirant in the second and third quarters of 2007.

Notes Payable to Affiliate (Mirant Americas Generation)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. Mirant Americas Generation had no current notes payable to affiliate at September 30, 2008. At December 31, 2007, Mirant Americas Generation had current notes payable to affiliate of $6 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program. Interest expense—affiliate was less than $1 million for the three and nine months ended September 30, 2007.

Notes Receivable from Affiliate and Notes Payable to Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At September 30, 2008 and December 31, 2007, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million, related to its pre-emergence intercompany cash management program. For the three and nine months ended September 30, 2008, Mirant North America earned $0 and $1 million, respectively, compared to $1 million and $4 million, respectively, for the same periods in 2007, which is recorded in interest income—affiliate in Mirant North America’s accompanying unaudited condensed consolidated statements of operations. Mirant North America had no current notes payable to affiliate at September 30, 2008. At December 31, 2007, Mirant North America had current notes payable to affiliate of $20 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program and by Mirant New York under Mirant Americas Generation’s pre-emergence cash management program. Interest expense—affiliate was $0 for the three and nine months ended September 30, 2008, compared to $0 and $1 million, respectively, for the same periods in 2007.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy

Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three and nine months ended September 30, 2008, Mirant Mid-Atlantic purchased emissions allowances from Mirant Energy Trading of $2 million. For the three and nine months ended September 30, 2007, Mirant Mid-Atlantic purchased emissions allowances from Mirant Energy Trading of $1 million and $12 million, respectively. Emissions allowances purchased from Mirant Energy Trading that were utilized in the three and nine months ended September 30, 2008, were $1 million and $10 million, respectively, compared to $11 million and $27 million, respectively, for the same periods in 2007 and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $1 million and $2 million, respectively, for the three and nine months ended September 30, 2008, compared to $0 and $3 million, respectively, for the same period in 2007. As of September 30, 2008 and December 31, 2007, Mirant Mid-Atlantic had purchased allowances of $0 and $10 million, respectively, which are recorded in inventories in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Preferred Shares in Mirant Americas

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the nine months ended September 30, 2008, the Companies recorded $10 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheet of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2008, Mirant Americas was required to and did redeem $31 million in preferred stock held by Mirant Mid-Atlantic.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the nine months ended September 30, 2008, Mirant Americas Generation recorded $6 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

I.	Income Taxes

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America are limited liability companies treated as branches of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to Mirant Americas Generation’s and Mirant North America’s operations. Certain of Mirant Americas Generation’s and Mirant North America’s subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those regarded corporate entities, Mirant Americas Generation and Mirant North America allocate current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provide tax provision or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $(6) million and $5 million, respectively, for the three and nine months ended September 30, 2008, compared to $4 million and $13 million, respectively, for the same periods in 2007. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be zero as of September 30, 2008. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $(148) million and $116 million, respectively, for the three and nine months ended September 30, 2008, compared to $5 million and $15 million, respectively, for the same periods in 2007. The increase in Mirant North America’s pro forma income tax provision for the nine months ended September 30, 2008, compared to the same period in 2007, is primarily attributable to the complete utilization of the Company’s pro forma federal NOLs in 2008. The balance of Mirant North America’s pro forma net deferred income taxes would be zero as of September 30, 2008.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes. As a result, Mirant Mid-Atlantic is not subject to U.S. income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before tax would be $606 million and $249 million, respectively, for the three and nine months ended September 30, 2008, compared to $102 million and $64 million, respectively, for the same periods in 2007. The balance of Mirant Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $247 million as of September 30, 2008.

J.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The California segment consists of three generating facilities located in or near the City of San Francisco with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading, fuel oil management activities, parent company adjustments for affiliate transactions and interest on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

In preparing the Mirant Americas Generation and Mirant North America segment reporting note for the three and nine months ended September 30, 2008, management identified a classification error between cost of fuel, electricity and other products—nonaffiliate and cost of fuel, electricity and other products—affiliate for its Northeast, California and Other Operations segments. For the Northeast and California segments, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—nonaffiliate and an understatement of cost of fuel, electricity and other products—affiliate. For the Other Operations segment, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—affiliate and an understatement of cost of fuel, electricity and other products—nonaffiliate. For the Northeast segment, the amount of the reclassification was $58 million and $171 million for the three and nine months ended September 30, 2007, respectively. For the California segment, the amount of the reclassification was $1 million for the three and nine months ended September 30, 2007. The misstatement had no effect on total cost of fuel, electricity and other products for any of the segments. Further, the misstatement had no effect on the consolidated financial statements of Mirant Americas Generation or Mirant North America. The following tables for the nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, have been adjusted to reflect the correction of this immaterial misstatement.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$912	$4	$33	$1,219	$4	$2,172
Operating revenues—affiliate[2]	887	222	19	(345)	(783)	—

Total operating revenues	1,799	226	52	874	(779)	2,172

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	355	(2)	359
Cost of fuel, electricity and other products—affiliate[4]	165	170	17	432	(783)	1

Total cost of fuel, electricity and other products	170	171	17	787	(785)	360

Gross Margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance—nonaffiliate	53	19	8	—	—	80
Operations and maintenance—affiliate	43	14	9	1	—	67
Depreciation and amortization	23	5	5	—	—	33
Loss (gain) on sales of assets, net	(7)	(5)	(2)	—	4	(10)

Total operating expenses	112	33	20	1	4	170

Operating income	1,517	22	15	86	2	1,642
Total other expense (income), net	1	(1)	—	45	—	45

Income from continuing operations	$1,516	$23	$15	$41	$2	$1,597

Total assets at September 30, 2008	$4,902	$671	$185	$4,189	$(2,381)	$7,566

[1]	Includes unrealized gains of $944 million and $494 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $380 million and $44 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $424 million for Other Operations.
[3]	Includes unrealized losses of $43 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $43 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$74	$15	$96	$1,892	$4	$2,081
Operating revenues—affiliate[2]	1,336	465	42	92	(1,935)	—

Total operating revenues	1,410	480	138	1,984	(1,931)	2,081

Cost of fuel, electricity and other products—nonaffiliate[3]	15	13	—	735	(2)	761
Cost of fuel, electricity and other products—affiliate[4]	407	310	43	1,180	(1,935)	5

Total cost of fuel, electricity and other products	422	323	43	1,915	(1,937)	766

Gross Margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	176	81	29	—	—	286
Operations and maintenance—affiliate	130	49	28	6	—	213
Depreciation and amortization	67	15	19	1	—	102
Loss (gain) on sales of assets, net	(9)	(21)	(3)	—	7	(26)

Total operating expenses	364	124	73	7	7	575

Operating income (loss)	624	33	22	62	(1)	740
Total other expense (income), net	1	(1)	—	140	—	140

Income (loss) from continuing operations	$623	$34	$22	$(78)	$(1)	$600

Total assets at September 30, 2008	$4,902	$671	$185	$4,189	$(2,381)	$7,566

[1]	Includes unrealized gains of $140 million and $85 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $60 million and $4 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $64 million for Other Operations.
[3]	Includes unrealized losses of $7 million for Other Operations.
[4]	Includes unrealized losses of $7 million for Northeast and unrealized gains of $7 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues—nonaffiliate[1]	$4	$3	$37	$735	$—	$779
Operating revenues—affiliate[2]	538	186	8	73	(807)	(2)

Total operating revenues	542	189	45	808	(807)	777

Cost of fuel, electricity and other products—nonaffiliate[3]	54	13	—	222	(5)	284
Cost of fuel, electricity and other products—affiliate[4]	113	105	10	580	(807)	1

Total cost of fuel, electricity and other products	167	118	10	802	(812)	285

Gross Margin	375	71	35	6	5	492

Operating Expenses:
Operations and maintenance—nonaffiliate	52	25	7	(1)	—	83
Operations and maintenance—affiliate	39	21	11	5	—	76
Depreciation and amortization	21	6	3	—	—	30

Total operating expenses	112	52	21	4	—	189

Operating income	263	19	14	2	5	303
Total other expense (income), net	(1)	—	—	44	—	43

Income (loss) from continuing operations	$264	$19	$14	$(42)	$5	$260

Total assets at December 31, 2007	$4,008	$696	$195	$2,696	$(1,659)	$5,936

[1]	Includes unrealized gains of $23 million for Other Operations.
[2]	Includes unrealized gains of $31 million for Mid-Atlantic and unrealized losses of $4 million and $29 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized losses of $4 million for Other Operations.
[4]	Includes unrealized losses of $1 million and $2 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $4 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2007:
Operating revenues—nonaffiliate[1]	$(151)	$11	$107	$1,614	$—	$1,581
Operating revenues—affiliate[2]	1,040	502	23	498	(2,012)	51

Total operating revenues	889	513	130	2,112	(2,012)	1,632

Cost of fuel, electricity and other products—nonaffiliate[3]	120	43	—	628	(14)	777
Cost of fuel, electricity and other products—affiliate[4]	284	288	32	1,456	(2,012)	48

Total cost of fuel, electricity and other products	404	331	32	2,084	(2,026)	825

Gross Margin	485	182	98	28	14	807

Operating Expenses:
Operations and maintenance—nonaffiliate	160	81	25	—	—	266
Operations and maintenance—affiliate	105	57	29	14	—	205
Depreciation and amortization	60	19	10	—	—	89
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	—	10	(19)

Total operating expenses	323	307	62	14	10	716

Operating income (loss)	162	(125)	36	14	4	91
Total other expense (income), net	(4)	(6)	(5)	158	—	143

Income (loss) from continuing operations before reorganization items	166	(119)	41	(144)	4	(52)
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$166	$(117)	$41	$(144)	$4	$(50)

Total assets at December 31, 2007	$4,008	$696	$195	$2,696	$(1,659)	$5,936

[1]	Includes unrealized losses of $204 million and $300 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $109 million and $67 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $190 million for Other Operations.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $10 million and $19 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $29 million for Northeast.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$912	$4	$33	$1,219	$4	$2,172
Operating revenues—affiliate[2]	887	222	19	(345)	(783)	—

Total operating revenues	1,799	226	52	874	(779)	2,172

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	355	(2)	359
Cost of fuel, electricity and other products—affiliate[4]	165	170	17	432	(783)	1

Total cost of fuel, electricity and other products	170	171	17	787	(785)	360

Gross Margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance—nonaffiliate	53	19	8	—	—	80
Operations and maintenance—affiliate	43	14	9	1	—	67
Depreciation and amortization	23	5	5	—	—	33
Loss (gain) on sales of assets, net	(7)	(5)	(2)	—	4	(10)

Total operating expenses	112	33	20	1	4	170

Operating income	1,517	22	15	86	2	1,642
Total other expense (income), net	1	(1)	—	10	—	10

Income from continuing operations	$1,516	$23	$15	$76	$2	$1,632

Total assets at September 30, 2008	$4,902	$671	$185	$4,161	$(2,280)	$7,639

[1]	Includes unrealized gains of $944 million and $494 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $380 million and $44 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $424 million for Other Operations.
[3]	Includes unrealized losses of $43 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $43 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$74	$15	$96	$1,892	$4	$2,081
Operating revenues—affiliate[2]	1,336	465	42	92	(1,935)	—

Total operating revenues	1,410	480	138	1,984	(1,931)	2,081

Cost of fuel, electricity and other products—nonaffiliate[3]	15	13	—	735	(2)	761
Cost of fuel, electricity and other products—affiliate[4]	407	310	43	1,180	(1,935)	5

Total cost of fuel, electricity and other products	422	323	43	1,915	(1,937)	766

Gross Margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	176	81	29	—	—	286
Operations and maintenance—affiliate	130	49	28	6	—	213
Depreciation and amortization	67	15	19	1	—	102
Loss (gain) on sales of assets, net	(9)	(21)	(3)	—	7	(26)

Total operating expenses	364	124	73	7	7	575

Operating income (loss)	624	33	22	62	(1)	740
Total other expense (income), net	1	(1)	—	27	—	27

Income (loss) from continuing operations	$623	$34	$22	$35	$(1)	$713

Total assets at September 30, 2008	$4,902	$671	$185	$4,161	$(2,280)	$7,639

[1]	Includes unrealized gains of $140 million and $85 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $60 million and $4 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $64 million for Other Operations.
[3]	Includes unrealized losses of $7 million for Other Operations.
[4]	Includes unrealized losses of $7 million for Northeast and unrealized gains of $7 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues—nonaffiliate[1]	$4	$3	$37	$735	$—	$779
Operating revenues—affiliate[2]	538	186	8	73	(807)	(2)

Total operating revenues	542	189	45	808	(807)	777

Cost of fuel, electricity and other products—nonaffiliate[3]	54	13	—	222	(5)	284
Cost of fuel, electricity and other products—affiliate[4]	113	105	10	580	(807)	1

Total cost of fuel, electricity and other products	167	118	10	802	(812)	285

Gross Margin	375	71	35	6	5	492

Operating Expenses:
Operations and maintenance—nonaffiliate	52	25	7	(1)	—	83
Operations and maintenance—affiliate	39	21	11	5	—	76
Depreciation and amortization	21	6	3	—	—	30

Total operating expenses	112	52	21	4	—	189

Operating income	263	19	14	2	5	303
Total other expense (income), net	(1)	—	—	6	—	5

Income (loss) from continuing operations	$264	$19	$14	$(4)	$5	$298

Total assets at December 31, 2007	$4,008	$696	$195	$2,669	$(1,545)	$6,023

[1]	Includes unrealized gains of $23 million for Other Operations.
[2]	Includes unrealized gains of $31 million for Mid-Atlantic and unrealized losses of $4 million and $29 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized losses of $4 million for Other Operations.
[4]	Includes unrealized losses of $1 million and $2 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $4 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2007:
Operating revenues—nonaffiliate[1]	$(151)	$11	$107	$1,614	$—	$1,581
Operating revenues—affiliate[2]	1,040	502	23	498	(2,012)	51

Total operating revenues	889	513	130	2,112	(2,012)	1,632

Cost of fuel, electricity and other products—nonaffiliate[3]	120	43	—	628	(14)	777
Cost of fuel, electricity and other products—affiliate[4]	284	288	32	1,456	(2,012)	48

Total cost of fuel, electricity and other products	404	331	32	2,084	(2,026)	825

Gross Margin	485	182	98	28	14	807

Operating Expenses:
Operations and maintenance—nonaffiliate	160	81	25	—	—	266
Operations and maintenance—affiliate	105	57	29	14	—	205
Depreciation and amortization	60	19	10	—	—	89
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	—	10	(19)

Total operating expenses	323	307	62	14	10	716

Operating income (loss)	162	(125)	36	14	4	91
Total other expense (income), net	(4)	(6)	(5)	45	—	30

Income (loss) from continuing operations before reorganization items	166	(119)	41	(31)	4	61
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$166	$(117)	$41	$(31)	$4	$63

Total assets at December 31, 2007	$4,008	$696	$195	$2,669	$(1,545)	$6,023

[1]	Includes unrealized losses of $204 million and $300 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $109 million and $67 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $190 million for Other Operations.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $10 million and $19 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $29 million for Northeast.

K.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Environmental Matters

EPA Information Request (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic have installed and are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point, or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic.

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

In late May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE seeks injunctive relief and civil penalties of up to $10,000 per day for each violation. Mirant MD Ash Management and Mirant Mid-Atlantic dispute the claims of the MDE, and on July 23, 2008, filed a motion seeking dismissal of the MDE complaint.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Companies’ subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations, citing various then outstanding matters between the State and the Companies’ subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the matters or alleged violations set out in the January 24, 2006, and April 12, 2008, administrative claims have now been resolved.

Riverkeeper Suit Against Mirant Lovett (Mirant Americas Generation and Mirant North America). On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007. Mirant Lovett intends to file a motion seeking dismissal of the suit on the grounds that it complied with the terms of its water discharge permit, the closure of the Lovett generating facility in April 2008 moots the plaintiff’s request for injunctive relief, and the discharge in bankruptcy received by Mirant Lovett in 2007 bars any claim for penalties.

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

Chapter 11 Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of September 30, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Complaint Challenging Capacity Rates Under PJM’s RPM Tariff (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (“RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies expect to receive for the periods June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated PJM’s RPM tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers have filed a request for reconsideration.

City of Sandy Springs Business and Occupation Taxes Dispute (Mirant Americas Generation and Mirant North America)

Mirant Energy Trading’s asset management and energy marketing organization is located in the City of Sandy Springs, Georgia (“Sandy Springs”), which came into existence in late 2005 and includes what had been an unincorporated portion of Fulton County, Georgia. By letter dated June 20, 2008, the city attorney notified Mirant that effective June 23, 2008, Sandy Springs was assessing Mirant Energy Trading $14.4 million for the city’s Business and Occupation Tax for 2006 in addition to the amounts previously paid by Mirant Energy Trading. The $14.4 million included penalties and interest of approximately $5.8 million. On August 15, 2008, Sandy Springs withdrew the assessment for 2006. Sandy Springs subsequently adopted an ordinance capping the amount of Business and Occupation Tax that an entity could owe for any year at $400,000 retroactive to 2006.

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

On May 30, 2006, Mirant and various of its subsidiaries, including Mirant Mid-Atlantic and subsidiaries of the Companies (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement (the “Pepco Settlement Agreement”) with Pepco and various of its affiliates (collectively the “Pepco Settling Parties”).

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

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$4	$278	$2,147	$(257)	$2,172
Cost of fuel, electricity and other products	(2)	187	432	(257)	360

Gross margin	6	91	1,715	—	1,812

Operating Expenses:
Operations and maintenance	—	50	97	—	147
Depreciation and amortization	—	8	24	1	33
Loss (gain) on sales of assets, net	3	(6)	(7)	—	(10)

Total operating expenses	3	52	114	1	170

Operating income	3	39	1,601	(1)	1,642
Other expense (income), net	22	—	(1)	(11)	10

Net income (loss)	$(19)	$39	$1,602	$10	$1,632

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$233	$794	$(250)	$777
Cost of fuel, electricity and other products	(5)	127	413	(250)	285

Gross margin	5	106	381	—	492

Operating Expenses:
Operations and maintenance	—	64	95	—	159
Depreciation and amortization	—	10	20	—	30
Loss (gain) on sales of assets, net	1	(1)	—	—	—

Total operating expenses	1	73	115	—	189

Operating income	4	33	266	—	303
Other expense (income), net	19	—	(7)	(7)	5

Income (loss) from continuing operations	(15)	33	273	7	298
Income (loss) from discontinued operations	1	—	(1)	—	—

Net income (loss)	$(14)	$33	$272	$7	$298

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$4	$618	$2,065	$(606)	$2,081
Cost of fuel, electricity and other products	(2)	366	1,008	(606)	766

Gross margin	6	252	1,057	—	1,315

Operating Expenses:
Operations and maintenance	—	187	312	—	499
Depreciation and amortization	—	33	68	1	102
Loss (gain) on sales of assets, net	7	(24)	(9)	—	(26)

Total operating expenses	7	196	371	1	575

Operating income (loss)	(1)	56	686	(1)	740
Other expense (income), net	66	(1)	(3)	(35)	27

Net income (loss)	$(67)	$57	$689	$34	$713

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$642	$1,767	$(777)	$1,632
Cost of fuel, electricity and other products	(14)	362	1,254	(777)	825

Gross margin	14	280	513	—	807

Operating Expenses:
Operations and maintenance	1	195	275	—	471
Depreciation and amortization	—	29	60	—	89
Impairment loss	—	175	—	—	175
Loss (gain) on sales of assets, net	11	(28)	(2)	—	(19)

Total operating expenses	12	371	333	—	716

Operating income (loss)	2	(91)	180	—	91
Other expense (income), net	80	(12)	(22)	(16)	30
Reorganization items, net	—	(2)	—	—	(2)

Income (loss) from continuing operations	(78)	(77)	202	16	63
Income (loss) from discontinued operations	3	—	(5)	—	(2)

Net income (loss)	$(75)	$(77)	$197	$16	$61

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$141	$—	$408	$—	$549
Funds on deposit	122	—	114	—	236
Receivables—nonaffiliate	—	2	649	—	651
Receivables—affiliate	1	91	50	(133)	9
Notes receivable—affiliate	19	105	—	(31)	93
Price risk management assets—nonaffiliate	—	—	1,817	—	1,817
Price risk management assets—affiliate	—	54	41	(95)	—
Inventories	(2)	36	238	—	272
Prepaid rent and other payments	—	22	116	—	138

Total current assets	281	310	3,433	(259)	3,765

Property, Plant and Equipment, net	—	482	2,452	67	3,001

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	52	146	—	198
Price risk management assets—nonaffiliate	—	—	355	—	355
Price risk management assets—affiliate	—	3	1	(4)	—
Prepaid rent	—	—	239	—	239
Debt issuance costs, net	34	—	—	—	34
Other	5,192	15	32	(5,192)	47

Total noncurrent assets	4,427	70	1,572	(5,196)	873

Total Assets	$4,708	$862	$7,457	$(5,388)	$7,639

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$55	$—	$3	$—	$58
Notes payable—affiliate	13	18	—	(31)	—
Accounts payable and accrued liabilities	17	17	677	—	711
Payable to affiliate	—	57	102	(133)	26
Price risk management liabilities—nonaffiliate	—	—	1,782	—	1,782
Price risk management liabilities—affiliate	—	41	54	(95)	—
Other	—	10	4	—	14

Total current liabilities	85	143	2,622	(259)	2,591

Noncurrent Liabilities:
Long-term debt	1,211	—	26	—	1,237
Price risk management liabilities—nonaffiliate	—	—	303	—	303
Price risk management liabilities—affiliate	—	1	3	(4)	—
Asset retirement obligations	—	27	12	—	39
Other	—	3	54	—	57

Total noncurrent liabilities	1,211	31	398	(4)	1,636

Commitments and Contingencies
Equity	3,412	688	4,437	(5,125)	3,412

Total Liabilities and Equity	$4,708	$862	$7,457	$(5,388)	$7,639

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$224	$—	$473	$—	$697
Funds on deposit	201	3	98	—	302
Receivables—nonaffiliate	—	22	520	—	542
Receivables—affiliate	—	125	52	(167)	10
Notes receivable—affiliate	14	106	—	(27)	93
Price risk management assets—nonaffiliate	—	—	687	—	687
Price risk management assets—affiliate	—	19	5	(24)	—
Inventories	—	44	313	—	357
Prepaid rent and other payments	—	23	108	—	131

Total current assets	439	342	2,256	(218)	2,819

Property, Plant and Equipment, net	—	480	2,053	33	2,566

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	54	150	—	204
Price risk management assets—nonaffiliate	—	—	153	—	153
Price risk management assets—affiliate	—	6	—	(6)	—
Prepaid rent	—	—	234	—	234
Debt issuance costs, net	39	—	—	—	39
Other	4,675	8	—	(4,675)	8

Total noncurrent assets	3,915	68	1,336	(4,681)	638

Total Assets	$4,354	$890	$5,645	$(4,866)	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$138	$—	$3	$—	$141
Notes payable—affiliate	20	27	—	(27)	20
Accounts payable and accrued liabilities	1	22	523	—	546
Payable to affiliate	1	65	133	(167)	32
Price risk management liabilities—nonaffiliate	—	—	709	—	709
Price risk management liabilities—affiliate	—	5	19	(24)	—
Other	—	1	7	—	8

Total current liabilities	160	120	1,394	(218)	1,456

Noncurrent Liabilities:
Long-term debt	1,266	—	28	—	1,294
Price risk management liabilities—nonaffiliate	—	—	261	—	261
Price risk management liabilities—affiliate	—	—	6	(6)	—
Asset retirement obligations	—	31	13	—	44
Other	—	4	36	—	40

Total noncurrent liabilities	1,266	35	344	(6)	1,639

Commitments and Contingencies
Equity	2,928	735	3,907	(4,642)	2,928

Total Liabilities and Equity	$4,354	$890	$5,645	$(4,866)	$6,023

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$477	$94	$521	$(397)	$695
Investing activities	(39)	(100)	(422)	109	(452)
Financing activities	(521)	6	(164)	288	(391)

Net decrease in cash and cash equivalents	(83)	—	(65)	—	(148)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$141	$—	$408	$—	$549

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$239	$186	$582	$(331)	$676
Investing activities	462	(260)	(359)	293	136
Financing activities	(509)	(18)	(130)	38	(619)

Net increase (decrease) in cash and cash equivalents	192	(92)	93	—	193
Cash and cash equivalents, beginning of period	231	98	421	—	750
Plus: Cash and cash equivalents in assets held for sale, beginning of period	—	—	3	—	3

Cash and cash equivalents, end of period	$423	$6	$517	$—	$946

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

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

Capital Expenditures and Capital Resources

We expect to incur total capital expenditures of $1.674 billion through the first quarter of 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act. At September 30, 2008, we have paid approximately $797 million for capital expenditures related to the Maryland Healthy Air Act. For the nine months ended September 30, 2008, we paid $435 million for capital expenditures, of which $297 million related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$175	$493	$209
Other environmental	14	31	35
Maintenance	36	160	129
Construction	2	66	44
Other	3	4	6

Total	$230	$754	$423

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first nine months of 2008, there were significant decreases in prices of emissions allowances. At September 30, 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value.

In July 2008, the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) issued an opinion which would vacate the Clean Air Interstate Rule (“CAIR”). Following this ruling, prices for annual NOx emissions allowances declined significantly, and we recognized a lower of cost or market value adjustment of approximately $1 million related to annual NOx emissions allowances in inventory. See Other Developments for further discussion of the CAIR ruling.

In September 2008, our subsidiary, Mirant Energy Trading, joined the Chicago Climate Exchange (“CCX”), a voluntary greenhouse gas registry, reduction and trading system. Part of the agreement for membership to CCX includes commitments by Mirant and its subsidiaries to meet annual emission reduction targets and reduce greenhouse gas emissions by six percent below the average of 1998 to 2001 levels by 2010. We expect to satisfy the reduction targets through previously implemented generating unit retirements, capacity factor reductions and heat rate improvement efforts to increase the efficiency of our generating facilities.

Consolidated Financial Performance

We reported net income of $1.597 billion and $600 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $260 million and net loss of $52 million for the same periods in 2007. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$417	$474	$(57)	$1,097	$1,278	$(181)
Unrealized gross margin	1,395	18	1,377	218	(471)	689

Total gross margin	1,812	492	1,320	1,315	807	508

Operating expenses:
Operations and maintenance—nonaffiliate	80	83	(3)	286	266	20
Operations and maintenance—affiliate	67	76	(9)	213	205	8
Depreciation and amortization	33	30	3	102	89	13
Impairment losses	—	—	—	—	175	(175)
Gain on sales of assets, net	(10)	—	(10)	(26)	(19)	(7)

Total operating expenses	170	189	(19)	575	716	(141)

Operating income	1,642	303	1,339	740	91	649
Other expense, net
Nonaffiliate	45	42	3	140	142	(2)
Affiliate	—	1	(1)	—	1	(1)

Income (loss) from continuing operations before reorganization items, net	1,597	260	1,337	600	(52)	652
Reorganization items, net	—	—	—	—	(2)	2

Income (loss) from continuing operations	1,597	260	1,337	600	(50)	650
Loss from discontinued operations	—	—	—	—	(2)	2

Net Income (Loss)	$1,597	$260	$1,337	$600	$(52)	$652

Commodity Prices

The prices for power, natural gas and fuel oil increased significantly during the first six months of 2008 and then decreased significantly during the three months ended September 30, 2008. As a result, most of the unrealized losses recognized during the first six months of 2008 reversed during the three months ended September 30, 2008. For the three months ended September 30, 2008, we recognized unrealized gains of $1.395 billion. For the nine months ended September 30, 2008, we recognized unrealized gains of $218 million.

The average market price for the types of coal that we use, however, was approximately 125% higher in the first nine months of 2008 than in the same period in 2007. Global demand for coal to generate electricity has been a significant factor influencing domestic prices for the types of coal that we use. As a result, the energy gross margin earned from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013.

Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2008, the net fair value of these long-term coal agreements was approximately $694 million.

We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

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

Operating Statistics

The following table summarizes Net Capacity Factor by region:

	Three Months Ended September 30,		Decrease	Nine Months Ended September 30,		Decrease
	2008	2007		2008	2007
Mid-Atlantic	37%	41%	(4)%	33%	36%	(3)%
Northeast	15%	25%	(10)%	14%	24%	(10)%
California	7%	9%	(2)%	4%	5%	(1)%
Total	25%	30%	(5)%	22%	26%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended September 30,		Decrease	Decrease %	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007
Mid-Atlantic:
Baseload	4,046	4,074	(28)	(1)%	11,020	11,244	(224)	(2)%
Intermediate	168	484	(316)	(65)%	352	1,015	(663)	(65)%
Peaking	46	188	(142)	(76)%	134	282	(148)	(52)%

Total Mid-Atlantic	4,260	4,746	(486)	(10)%	11,506	12,541	(1,035)	(8)%

Northeast:
Baseload	198	686	(488)	(71)%	773	2,082	(1,309)	(63)%
Intermediate	650	785	(135)	(17)%	1,565	2,305	(740)	(32)%
Peaking	3	5	(2)	(40)%	4	5	(1)	(20)%

Total Northeast	851	1,476	(625)	(42)%	2,342	4,392	(2,050)	(47)%

California:
Intermediate	345	447	(102)	(23)%	634	679	(45)	(7)%
Peaking	1	3	(2)	(67)%	21	18	3	17%

Total California	346	450	(104)	(23)%	655	697	(42)	(6)%

Total
Mirant Americas Generation	5,457	6,672	(1,215)	(18)%	14,503	17,630	(3,127)	(18)%

The decrease in power generation volumes for the three and nine months ended September 30, 2008, is primarily the result of the following:

•

a decrease in Mid-Atlantic intermediate and peaking generation volumes as a result of lower demand in the third quarter of 2008. For the nine months ended September 30, 2008, the decrease was also a result of contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act;

•

a decrease in Northeast as a result of higher fuel prices at times making it uneconomic for certain units to generate, the shutdown of units 3 and 4 of the Lovett generating facility in April 2007 and the shutdown of unit 5 of the Lovett generating facility in April 2008.

Our California facilities operate under tolling agreements with PG&E. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, outages, or other factors, do not generally affect our gross margin.

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended September 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$311	$1,318	$1,629	$345	$30	$375
Northeast	48	7	55	77	(6)	71
California	35	—	35	35	—	35
Other Operations	17	70	87	12	(6)	6
Eliminations	6	—	6	5	—	5

Total	$417	$1,395	$1,812	$474	$18	$492

Gross margin for the three months ended September 30, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$148	$23	$1	$17	$6	$195
Contracted and capacity	93	23	34	—	—	150
Realized value of hedges	70	2	—	—	—	72

Total realized gross margin	311	48	35	17	6	417
Unrealized gross margin	1,318	7	—	70	—	1,395

Total gross margin	$1,629	$55	$35	$87	$6	$1,812

	Three Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$232	$38	$1	$12	$5	$288
Contracted and capacity	84	21	34	—	—	139
Realized value of hedges	29	18	—	—	—	47

Total realized gross margin	345	77	35	12	5	474
Unrealized gross margin	30	(6)	—	(6)	—	18

Total gross margin	$375	$71	$35	$6	$5	$492

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. The realized value of hedges includes the difference between market prices and contract costs for coal used to generate electricity in the period.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as price risk management assets and liabilities on our condensed consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$311	$345	$(34)
Unrealized gross margin	1,318	30	1,288

Total gross margin	1,629	375	1,254

Operating expenses:
Operations and maintenance	96	91	5
Depreciation and amortization	23	21	2
Gain on sales of assets, net	(7)	—	(7)

Total operating expenses	112	112	—

Operating income	1,517	263	1,254
Total other expense (income), net	1	(1)	2

Income from continuing operations before reorganization items, net	$1,516	$264	$1,252

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$148	$232	$(84)
Contracted and capacity	93	84	9
Realized value of hedges	70	29	41

Total realized gross margin	311	345	(34)
Unrealized gross margin	1,318	30	1,288

Total gross margin	$1,629	$375	$1,254

The decrease of $34 million in realized gross margin was principally a result of the following:

•

a decrease of $84 million in energy, primarily as a result of a substantial increase in the price of fuel, partially offset by an increase in power prices and a decrease in the cost of emissions allowances. In addition, generation volumes decreased 10% because our intermediate and peaking facilities generated less as a result of lower demand; partially offset by

•

an increase of $41 million in realized value of hedges as a result of a significant increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements, partially offset by a decrease in the settlement value of power hedges. In 2008, market prices for power exceeded the settlement value of our power contracts. In 2007, the settlement value of our power contracts exceeded market prices; and

•	an increase of $9 million in contracted and capacity primarily related to higher capacity prices for 2008.

The increase of $1.288 billion in unrealized gross margin was comprised of the following:

•

unrealized gains of $1.318 billion in 2008, which included an $1.077 billion net increase in the value of hedge contracts for future periods primarily related to the reversal of unrealized losses recorded in prior periods, and unrealized gains of $241 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized gains of $30 million in 2007 as a result of increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the third quarter of 2007, partially offset by decreases related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $5 million in operations and maintenance expense was primarily related to increases in allocated corporate overhead costs. With the completion of the disposition of the Caribbean business by Mirant in August 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended September 30, 2008, than in the same period in 2007. The increase of $7 million in gain on sales of assets, net is primarily the result of sales of emissions allowances in 2008.

Northeast

Our Northeast segment is comprised of our four generating facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$48	$77	$(29)
Unrealized gross margin	7	(6)	13

Total gross margin	55	71	(16)

Operating expenses:
Operations and maintenance	33	46	(13)
Depreciation and amortization	5	6	(1)
Gain on sales of assets, net	(5)	—	(5)

Total operating expenses	33	52	(19)

Operating income	22	19	3
Total other income, net	(1)	—	(1)

Income from continuing operations before reorganization items, net	$23	$19	$4

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$23	$38	$(15)
Contracted and capacity	23	21	2
Realized value of hedges	2	18	(16)

Total realized gross margin	48	77	(29)
Unrealized gross margin	7	(6)	13

Total gross margin	$55	$71	$(16)

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $16 million in realized value of hedges for our generation output primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which market prices for fuel exceeded the contract prices; and

•	a decrease of $15 million in energy, primarily as a result of the shutdown of the Lovett facility.

The increase of $13 million in unrealized gross margin was comprised of unrealized gains of $7 million in 2008 compared to $6 million of unrealized losses in 2007. The unrealized losses in 2007 related to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices and the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The decrease of $19 million in operating expenses was principally the result of a decrease of $13 million in operations and maintenance expense primarily as a result of the shutdown of unit 5 of the Lovett generating facility in April 2008. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Lovett shutdown. The increase of $5 million in gain on sales of assets, net is primarily the result of sales of emissions allowances in 2008.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$35	$35	$—
Unrealized gross margin	—	—	—

Total gross margin	35	35	—

Operating expenses:
Operations and maintenance	17	18	(1)
Depreciation and amortization	5	3	2
Gain on sales of assets, net	(2)	—	(2)

Total operating expenses	20	21	(1)

Operating income	15	14	1

Income from continuing operations before reorganization items, net	$15	$14	$1

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$1	$1	$—
Contracted and capacity	34	34	—

Total realized gross margin	35	35	—
Unrealized gross margin	—	—	—

Total gross margin	$35	$35	$—

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$17	$12	$5
Unrealized gross margin	70	(6)	76

Total gross margin	87	6	81

Operating expenses:
Operations and maintenance	1	4	(3)

Total operating expenses	1	4	(3)

Operating income	86	2	84
Total other expense, net	45	44	1

Income (loss) from continuing operations before reorganization items, net	$41	$(42)	$83

Gross Margin

	Three Months Ended September 30,		Increase
	2008	2007
Energy	$17	$12	$5

Total realized gross margin	17	12	5
Unrealized gross margin	70	(6)	76

Total gross margin	$87	$6	$81

The increase of $5 million in realized gross margin was principally a result of increases from proprietary trading and fuel oil management activities.

The increase of $76 million in unrealized gross margin was comprised of unrealized gains of $70 million in 2008 related to proprietary trading and fuel oil management activities compared to $6 million of unrealized losses in 2007.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Nine Months Ended September 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$788	$200	$988	$808	$(323)	$485
Northeast	160	(3)	157	220	(38)	182
California	95	—	95	98	—	98
Other Operations	48	21	69	138	(110)	28
Eliminations	6	—	6	14	—	14

Total	$1,097	$218	$1,315	$1,278	$(471)	$807

Gross margin for the nine months ended September 30, 2008 and 2007, is further detailed as follows (in millions):

	Nine Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$474	$65	$3	$48	$6	$596
Contracted and capacity	252	68	92	—	—	412
Realized value of hedges	62	27	—	—	—	89

Total realized gross margin	788	160	95	48	6	1,097
Unrealized gross margin	200	(3)	—	21	—	218

Total gross margin	$988	$157	$95	$69	$6	$1,315

	Nine Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$529	$99	$3	$138	$14	$783
Contracted and capacity	122	66	95	—	—	283
Realized value of hedges	157	55	—	—	—	212

Total realized gross margin	808	220	98	138	14	1,278
Unrealized gross margin	(323)	(38)	—	(110)	—	(471)

Total gross margin	$485	$182	$98	$28	$14	$807

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. The realized value of hedges includes the difference between market prices and contract costs for coal used to generate electricity in the period.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as price risk management assets and liabilities on our condensed consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$788	$808	$(20)
Unrealized gross margin	200	(323)	523

Total gross margin	988	485	503

Operating expenses:
Operations and maintenance	306	265	41
Depreciation and amortization	67	60	7
Gain on sales of assets, net	(9)	(2)	(7)

Total operating expenses	364	323	41

Operating income	624	162	462
Total other expense (income), net	1	(4)	5

Income from continuing operations before reorganization items and income taxes	$623	$166	$457

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$474	$529	$(55)
Contracted and capacity	252	122	130
Realized value of hedges	62	157	(95)

Total realized gross margin	788	808	(20)
Unrealized gross margin	200	(323)	523

Total gross margin	$988	$485	$503

The decrease of $20 million in realized gross margin was principally a result of the following:

•

a decrease of $95 million in realized value of hedges primarily as a result of a decrease in the settlement value of power hedges. In 2008, market prices for power exceeded the settlement value of power contracts. In 2007, the settlement value of power contracts exceeded market prices. The decrease in power hedges was partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements;

•

a decrease of $55 million in energy, primarily as a result of a substantial increase in the price of fuel, partially offset by an increase in power prices and a decrease in the cost of emissions allowances. In addition, generation volumes decreased 8% because our intermediate and peaking facilities generated less as a result of lower demand, contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act; partially offset by

•

an increase of $130 million in contracted and capacity primarily related to higher capacity revenues for the entire nine months in 2008 as a result of the PJM RPM under which we began to receive revenue in June 2007.

The increase of $523 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $200 million in 2008, which included an increase of $307 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $107 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices; and

•

unrealized losses of $323 million in 2007 as a result of the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and decreases in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007.

Operating Expenses

The increase of $41 million in operating expenses is primarily a result of the following:

•	an increase of $41 million in operations and maintenance expense, which included:

•	an increase of $19 million related to the timing of our planned outages and an increase in labor and chemical costs related to our pollution control equipment; and

•

$20 million in increased allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the nine months ended September 30, 2008, than in the same period in 2007;

•

an increase of $7 million in depreciation and amortization expense related to pollution control equipment placed in service as part of our compliance with the Maryland Healthy Air Act, partially offset by

•	an increase of $7 million in gain on sales of assets, net primarily as a result of the sales of emissions allowances in 2008.

Northeast

Our Northeast segment is comprised of our four generating facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$160	$220	$(60)
Unrealized gross margin	(3)	(38)	35

Total gross margin	157	182	(25)

Operating expenses:
Operations and maintenance	130	138	(8)
Depreciation and amortization	15	19	(4)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(21)	(25)	4

Total operating expenses	124	307	(183)

Operating income (loss)	33	(125)	158
Total other income, net	(1)	(6)	5

Income (loss) from continuing operations before reorganization items and income taxes	$34	$(119)	$153

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$65	$99	$(34)
Contracted and capacity	68	66	2
Realized value of hedges	27	55	(28)

Total realized gross margin	160	220	(60)
Unrealized gross margin	(3)	(38)	35

Total gross margin	$157	$182	$(25)

The decrease of $60 million in realized gross margin was principally a result of the following:

•	a decrease of $34 million in energy, primarily as a result of the shutdown of the Lovett facility, lower generation volumes and increased fuel costs, partially offset by higher power prices; and

•

a decrease of $28 million in realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the settlement value of fuel contracts.

The increase of $35 million in unrealized gross margin was comprised of unrealized losses of $3 million in 2008 compared to $38 million in 2007. The unrealized losses were related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices.

Operating Expenses

The decrease of $183 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $8 million in operations and maintenance expense primarily related to the Lovett facility, which includes a decrease of $23 million in operating costs, partially offset by $15 million of shutdown costs incurred in the nine months ended September 30, 2008. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the shutdown of the Lovett facility; and

•

a decrease of $4 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $21 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $25 million, of which $10 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in our unaudited condensed consolidated statement of operations.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$95	$98	$(3)
Unrealized gross margin	—	—	—

Total gross margin	95	98	(3)

Operating expenses:
Operations and maintenance	57	54	3
Depreciation and amortization	19	10	9
Gain on sales of assets, net	(3)	(2)	(1)

Total operating expenses	73	62	11

Operating income	22	36	(14)
Total other income, net	—	(5)	5

Income from continuing operations before reorganization items and income taxes	$22	$41	$(19)

Gross Margin

	Nine Months Ended September 30,		Decrease
	2008	2007
Energy	$3	$3	$—
Contracted and capacity	92	95	(3)

Total realized gross margin	95	98	(3)
Unrealized gross margin	—	—	—

Total gross margin	$95	$98	$(3)

The decrease of $3 million in contracted and capacity is primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Operating Expenses

The increase of $11 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$48	$138	$(90)
Unrealized gross margin	21	(110)	131

Total gross margin	69	28	41

Operating expenses:
Operations and maintenance	6	14	(8)
Depreciation and amortization	1	—	1

Total operating expenses	7	14	(7)

Operating income	62	14	48
Total other expense, net	140	158	(18)

Loss from continuing operations before reorganization items, net	$(78)	$(144)	$66

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$48	$138	$(90)

Total realized gross margin	48	138	(90)
Unrealized gross margin	21	(110)	131

Total gross margin	$69	$28	$41

The decrease of $90 million in realized gross margin was principally comprised of a $66 million decrease from fuel oil management activities and a $24 million decrease from proprietary trading activities.

The increase of $131 million in unrealized gross margin was comprised of unrealized gains of $21 million in 2008 related to proprietary trading and fuel oil management activities compared to $110 million of unrealized losses in 2007.

Operating Expenses

The decrease of $7 million in operating expenses was principally the result of a decrease in labor costs in 2008.

Other Expense, Net

Other expense, net decreased $18 million primarily as a result of the following:

•	a decrease of $56 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $30 million in interest income primarily related to lower interest rates on invested cash; and

•	a loss of approximately $8 million in 2008 related to the purchase of $200 million of Mirant Americas Generation senior notes due in 2011.

Discontinued Operations

There were no discontinued operations for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, loss from discontinued operations was $2 million and included Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under the Mirant North America senior secured revolving credit facility; (3) letter of credit capacity available under the Mirant North America senior secured term loan; and (4) capital contributions received upon redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At September 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$1
Mirant North America	316	455
Mirant Mid-Atlantic	233	242

Total cash and cash equivalents	568	698
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	568	698
Available under credit facilities	623	710

Total cash, cash equivalents and credit facilities availability	$1,191	$1,408

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Available under credit facilities at September 30, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. See Part II, Item 1A. Risk Factors for a description of risks related to the lenders under our credit facility.

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

At September 30, 2008, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $549 million at Mirant North America and its subsidiaries. Of this amount, $233 million was held by Mirant Mid-Atlantic which, as of September 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2008, we expect Mirant North America will distribute approximately $109 million to us in November 2008.

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

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures required to keep our generating facilities in operation; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; (3) our asset management and proprietary trading activities; and (4) the development of new generating facilities.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2008, were $435 million. Our estimated capital expenditures for the period October 1, 2008, through December 31, 2010, are $1.41 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2008, we had approximately $152 million of posted cash collateral and $254 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. In the third quarter of 2008, Mirant Energy Trading posted a $25 million surety bond as credit support for the RGGI auction that was held in September 2008. In September 2008, we placed $34 million in an escrow account to satisfy the conditions of the settlement agreement with the City of Alexandria. See Other Developments for further discussion of that settlement agreement.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds (in millions):

	At September 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$111	$96
Cash collateral posted—other operating activities	41	12
Letters of credit—energy trading and marketing	67	100
Letters of credit—debt service and rent reserves	75	78
Letters of credit—other operating activities	112	112
Surety bonds—energy trading and marketing	25	—

Total	$431	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Described below are significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first nine months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of September 30, 2008, we have approximately $894 million of fuel commitments. Of this amount, $83 million relates to the remainder of 2008, $331 million relates to 2009, $209 million relates to 2010, $178 million relates to 2011, $58 million relates to 2012 and $35 million relates to 2013. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2013.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $24 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

a decrease in cash used of $159 million because of changes in funds on deposit. In 2008, we had net cash collateral returned to us of $69 million, primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $90 million of cash collateral;

•	a decrease in cash used of $90 million primarily as a result of the reduction of fuel inventory levels;

•	a decrease in cash used of $18 million for bankruptcy related claims and expenses; and

•

a decrease in cash used of $13 million for interest, net reflecting lower interest income as a result of lower interest rates on invested cash as well as lower cash balances, partially offset by lower interest expense from lower outstanding debt and higher capitalized interest.

The decreases in cash used by operating activities are partially offset by the following:

•

a decrease in realized gross margin of $181 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $28 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of the net refund of $48 million related to a New York property tax settlement in 2007;

•	an increase in cash used of $28 million related to an increase in operations and maintenance expenses, excluding non-cash items; and

•	an increase in cash used of $19 million related to other working capital and operating activity changes.

Investing Activities. Net cash used in investing activities from continuing operations increased by $104 million for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $55 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $12 million related to capitalized interest for projects under construction; and

•

an increase in cash used of $37 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $202 million for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash provided by of $210 million in capital contributions from Mirant Americas, primarily for the purchase of Mirant Americas Generation senior notes;

•	a decrease in cash used of $181 million as a result of a distribution of $187 million to our member in 2008, as compared to $368 million in the same period in 2007;

•

an increase in cash provided by of $26 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares; partially offset by

•	an increase in cash used of $202 million primarily as a result of the retirement of $200 million of Mirant Americas Generation senior notes due in 2011; and

•	an increase in cash used of $13 million as a result of the repayment of note payable-affiliate in 2008.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. Net cash provided by investing activities from discontinued operations was $18 million for the nine months ended September 30, 2008, compared to $502 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the net cash provided was primarily related to the proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

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

Emissions Allowances

Refer to “Emissions Allowances” above for Mirant Americas Generation.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported net income of $1.632 billion and $713 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $298 million and $61 million for the same periods in 2007. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$417	$474	$(57)	$1,097	$1,278	$(181)
Unrealized gross margin	1,395	18	1,377	218	(471)	689

Total gross margin	1,812	492	1,320	1,315	807	508

Operating expenses:
Operations and maintenance—nonaffiliate	80	83	(3)	286	266	20
Operations and maintenance—affiliate	67	76	(9)	213	205	8
Depreciation and amortization	33	30	3	102	89	13
Impairment losses	—	—	—	—	175	(175)
Gain on sales of assets, net	(10)	—	(10)	(26)	(19)	(7)

Total operating expenses	170	189	(19)	575	716	(141)

Operating income	1,642	303	1,339	740	91	649
Other expense (income), net
Nonaffiliate	10	6	4	28	33	(5)
Affiliate	—	(1)	1	(1)	(3)	2

Income from continuing operations before reorganization items, net	1,632	298	1,334	713	61	652
Reorganization items, net	—	—	—	—	(2)	2

Income from continuing operations	1,632	298	1,334	713	63	650
Loss from discontinued operations	—	—	—	—	(2)	2

Net income	$1,632	$298	$1,334	$713	$61	$652

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

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

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

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$17	$12	$5
Unrealized gross margin	70	(6)	76

Total gross margin	87	6	81

Operating expenses:
Operations and maintenance	1	4	(3)

Total operating expenses	1	4	(3)

Operating income	86	2	84
Total other expense, net	10	6	4

Income (loss) from continuing operations before reorganization items, net	$76	$(4)	$80

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Other Expense, Net

Other expense, net increased $4 million primarily as a result of the following:

•	a decrease of $10 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $14 million in interest income primarily related to lower interest rates on invested cash.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

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

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$48	$138	$(90)
Unrealized gross margin	21	(110)	131

Total gross margin	69	28	41

Operating expenses:
Operations and maintenance	6	14	(8)
Depreciation and amortization	1	—	1

Total operating expenses	7	14	(7)

Operating income	62	14	48
Total other expense, net	27	45	(18)

Income (loss) from continuing operations before reorganization items, net	$35	$(31)	$66

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Operating Expenses

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Other Expense, Net

Other expense, net decreased $18 million primarily as a result of the following:

•	a decrease of $47 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $29 million in interest income primarily related to lower interest rates on invested cash.

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under our senior secured revolving credit facility; (3) letter of credit capacity available under our senior secured term loan; and (4) capital contributions received upon redemptions of preferred shares in Mirant Americas.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries (in millions):

	At September 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant North America	$316	$455
Mirant Mid-Atlantic	233	242

Total cash and cash equivalents	549	697
Less: Cash restricted and reserved for other purposes	—	—

Total available cash and cash equivalents	549	697
Available under credit facilities	623	710

Total cash, cash equivalents and credit facilities availability	$1,172	$1,407

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Available under credit facilities at September 30, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. See Part II, Item 1A. Risk Factors for a description of risks related to the lenders under our credit facility.

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

At September 30, 2008, we had distributed to Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $549 million with us and our subsidiaries. Of this amount, $233 million was held by Mirant Mid-Atlantic, which, as of September 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to us. After taking into account our financial results for the nine months ended September 30, 2008, we expect that we will distribute approximately $109 million to Mirant Americas Generation in November 2008.

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

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures required to keep our generating facilities in operation; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; (3) our asset management and proprietary trading activities; and (4) the development of new generating facilities.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2008, were $435 million. Our estimated capital expenditures for the period October 1, 2008, through December 31, 2010, are $1.41 billion. See Capital Expenditures and Capital Resources above under Mirant Americas Generation Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2008, we had approximately $152 million of posted cash collateral and $254 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. In the third quarter of 2008, Mirant Energy Trading posted a $25 million surety bond as credit support for the RGGI auction that was held in September 2008. In September 2008, we placed $34 million in an escrow account to satisfy the conditions of the settlement agreement with the City of Alexandria. See Other Developments for further discussion of that settlement agreement.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds (in millions):

	At September 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$111	$96
Cash collateral posted—other operating activities	41	12
Letters of credit—energy trading and marketing	67	100
Letters of credit—debt service and rent reserves	75	78
Letters of credit—other operating activities	112	112
Surety bonds—energy trading and marketing	25	—

Total	$431	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Described below are significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first nine months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of September 30, 2008, we have approximately $894 million of fuel commitments. Of this amount, $83 million relates to the remainder of 2008, $331 million relates to 2009, $209 million relates to 2010, $178 million relates to 2011, $58 million relates to 2012 and $35 million relates to 2013. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2013.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations decreased $1 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

a decrease in realized gross margin of $181 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $32 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of the net refund of $48 million related to a New York property tax settlement in 2007;

•	an increase in cash used of $28 million related to an increase in operations and maintenance expenses, excluding non-cash items; and

•	an increase in cash used of $9 million related to other working capital and operating activity changes.

The increases in cash used by operating activities are partially offset by the following:

•

a decrease in cash used of $159 million because of changes in funds on deposit. In 2008, we had net cash collateral returned to us of $69 million, primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $90 million of cash collateral; and

•	a decrease in cash used of $90 million primarily as a result of the reduction of fuel inventory levels.

Investing Activities. Net cash used in investing activities from continuing operations increased by $104 million for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $55 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $12 million related to capitalized interest for projects under construction; and

•

an increase in cash used of $37 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $228 million for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	a decrease in cash used of $214 million as a result of a distribution of $261 million to our member in 2008, as compared to $475 million in the same period in 2007;

•

an increase in cash provided by of $26 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares;

•	a decrease in cash used of $18 million as a result of the settlement of member’s obligations related to the emergence from bankruptcy of the New York entities; partially offset by

•	an increase in cash used of $27 million as a result of the repayment of note payable-affiliate in 2008.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities. Net cash provided by investing activities from discontinued operations was $18 million for the nine months ended September 30, 2008, compared to $502 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the net cash provided was primarily related to the proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

C.	Mirant Mid-Atlantic

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Mid-Atlantic, an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation and a direct subsidiary of Mirant North America is a competitive energy company that produces and sells electricity. Mirant Mid-Atlantic owns or leases 5,244 MW of net electric generating capacity in the Mid-Atlantic region.

Capital Expenditures and Capital Resources

We expect to incur total capital expenditures of $1.674 billion through the first quarter of 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act. At September 30, 2008, we have paid approximately $797 million for capital expenditures related to the Maryland Healthy Air Act. For the nine months ended September 30, 2008, we paid $409 million for capital expenditures, of which $297 million related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$175	$493	$209
Other environmental	12	26	28
Maintenance	22	136	94
Construction	2	64	44
Other	2	3	5

Total	$213	$722	$380

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first nine months of 2008, there were significant decreases in prices of emissions allowances.

In July 2008, the United States Court of Appeals for the DC Circuit issued an opinion which would vacate the CAIR. At September 30, 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value. See Other Developments for further discussion of the CAIR ruling.

In September 2008, our affiliate, Mirant Energy Trading, joined the CCX, a voluntary greenhouse gas registry, reduction and trading system. Part of the agreement for membership to CCX includes commitments by Mirant and its subsidiaries to meet annual emission reduction targets and reduce greenhouse gas emissions by six percent below the average of 1998 to 2001 levels by 2010. We have been allocated a portion of the total allowances granted to Mirant Energy Trading based on our total net generating capacity. We expect to satisfy the reduction targets through capacity factor reductions and heat rate improvement efforts to increase the efficiency of our generating facilities.

Consolidated Financial Performance

We reported net income of $1.516 billion and $623 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $264 million and $166 million for the same periods in 2007. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$311	$345	$(34)	$788	$808	$(20)
Unrealized gross margin	1,318	30	1,288	200	(323)	523

Total gross margin	1,629	375	1,254	988	485	503

Operating expenses:
Operations and maintenance—nonaffiliate	53	52	1	176	160	16
Operations and maintenance—affiliate	43	39	4	130	105	25
Depreciation and amortization	23	21	2	67	60	7
Gain on sales of assets, net	(7)	—	(7)	(9)	(2)	(7)

Total operating expenses	112	112	—	364	323	41

Operating income	1,517	263	1,254	624	162	462
Other expense (income), net—nonaffiliate	1	(1)	2	1	(4)	5

Net income	$1,516	$264	$1,252	$623	$166	$457

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Results of Operations

Operating Statistics

Our Net Capacity Factor for the three and nine months ended September 30, 2008, was 37% and 33%, respectively, compared to 41% and 36%, respectively, for the same periods in 2007. Our power generation volumes for the three and nine months ended September 30, 2008 (in gigawatt hours) were 4,260 and 11,506, respectively, compared to 4,746 and 12,541, respectively, for the same periods in 2007. The decrease in power generation volumes is primarily the result of a decrease in our intermediate and peaking generation volumes as a result of lower demand in the third quarter of 2008. For the nine months ended September 30, 2008, the decrease was also a result of contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on capacity factor and power generation volumes by region.

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Liquidity and Capital Resources

Sources of Funds

Our liquidity and capital requirements are primarily a function of our capital expenditures, rent expense for operating leases, contractual obligations, legal settlements and working capital needs. Cash provided by operating activities totaled $494 million and $571 million for the nine months ended September 30, 2008 and 2007, respectively. We expect to fund the approximately $1.674 billion of anticipated capital expenditures through 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act with existing cash on hand, funds from operating activities, capital contributions received upon redemptions of the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America. Our capital expenditures for the nine months ended September 30, 2008, were $409 million. Our estimated capital expenditures for the period October 1, 2008, through December 31, 2010, are $1.32 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Described below are significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first nine months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of September 30, 2008, we have approximately $894 million of fuel commitments. Of this amount, $83 million relates to the remainder of 2008, $331 million relates to 2009, $209 million relates to 2010, $178 million relates to 2011, $58 million relates to 2012 and $35 million relates to 2013. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2013.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities decreased $77 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•	an increase in cash used of $41 million related to an increase in operations and maintenance expenses;

•

a decrease in realized gross margin of $20 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007; and

•	an increase in cash used of $16 million related to other changes in working capital and non-cash adjustments to net income.

Investing Activities. Net cash used in investing activities increased by $82 million for the nine months ended September 30, 2008, compared to the same period in 2007. Capital expenditures increased by $48 million because of higher environmental capital expenditures for our Maryland generating facilities, and payments into restricted deposits increased $34 million as a result of funds placed in an escrow account in September 2008, to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria.

Financing Activities. Net cash used in financing activities increased $26 million for the nine months ended September 30, 2008, compared to the same period in 2007. Distributions to our member increased by $111 million in 2008 compared to the same period in 2007. This increase in cash used was partially offset by an increase in capital contributions received from our member of $59 million and a $26 million increase in cash provided as a result of the redemption of Series A preferred stock of Mirant Americas in 2008.

Other Developments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Regulation of Greenhouse Gases, including the RGGI. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state Northeast regional initiative outlining a cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI program calls for signatory states to stabilize CO2 emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. Regulations to implement the RGGI have now been approved in each of Maryland, Massachusetts and New York.

We expect to produce a total of approximately 15.8 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities in 2009. Of this amount, approximately 14.2 million tons relate to our facilities in Maryland. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances will be granted to existing sources of such emissions. Instead, allowances will be made available for such facilities only by purchase through a periodic auction process conducted regionally or through subsequent purchase from a party that holds allowances sold through the auctions. The Maryland regulations implementing the RGGI also provide that if allowance prices exceed $7 per ton of CO2 in the auctions of allowances that occur during the first three years, we and other Maryland generators will have the option to purchase from the state a portion of the remaining allowances that would have been auctioned in that particular calendar year for our generating facilities located within Maryland at $7 per ton regardless of auction clearing prices. Any such allowances made available at $7 per ton would be allocated among eligible generators based on average heat input during 2003 through 2005.

The first auction of allowances by RGGI states was held on September 25, 2008. The states of Connecticut, Maine, Maryland, Massachusetts, Rhode Island and Vermont offered allowances for sale. The clearing price for the approximately 12.5 million allowances sold in the auction was $3.07 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states, including the RGGI states that did not participate in this first auction. Further auctions will occur on a quarterly basis through 2011, with the next auction scheduled for December 2008. The state of New York is expected to participate in that auction.

We are continuing to evaluate our options to comply with the RGGI, but its implementation in Maryland, Massachusetts and New York could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by the Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. AB 32 also requires the California Air Resources Board to develop by January 2009 a greenhouse gas reduction plan for all industrial sectors. The California Air Resources Board’s draft scoping plan proposes the implementation of a cap-and-trade program that is to be designed and administered in collaboration with other western states and Canadian provinces that are participating in the Western Climate Initiative, a collaboration initiated in February 2007 by the governors of seven states and the premiers of four Canadian provinces to identify and implement collective ways to reduce emissions of greenhouse gases in the region. The California plan for reducing emissions of greenhouse gasses could have a material effect on how we operate our California facilities and the costs of operating the facilities. The AB 32 implementation plan for greenhouse gas reduction goes into effect in 2012.

In August 2008, Massachusetts also adopted a Global Warming Solutions Act (the “Climate Protection Act”) establishing a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the Massachusetts Department of Environmental Protection (“MADEP”) is to establish a reporting and verification system for statewide greenhouse gas emissions, including emissions from generation sources producing all electricity consumed in Massachusetts, and to determine what the state’s greenhouse gas emissions level was in 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is then to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material effect on how we operate our Massachusetts facilities and the costs of operating those facilities.

Either Congress or the EPA also likely will take action to regulate CO2 within the next 10 years. A number of proposals are currently being considered. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for the CO2 emitted by our generating facilities. While we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on the future results on our statements of operations, financial position or cash flows.

Canal NPDES and Surface Water Discharge Permits. (Mirant Americas Generation and Mirant North America). On August 1, 2008, the EPA issued to Mirant Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state surface water discharge permit. The new permit imposes a requirement upon Mirant Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. On September 2, 2008, Mirant Canal appealed the NPDES permit to the EPA’s Environmental Appeals Board and appealed the surface water discharge permit to the MADEP. While the appeals are pending, the effect of any contested permit provisions will be stayed and the Canal generating facility will continue to operate under its current NPDES permit. We cannot predict the outcome of this proceeding.

NPDES and SPDES Permit Renewals. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In addition to the proceeding described above in Canal NPDES and Surface Water Discharge Permits related to the renewal of the NPDES permit for the Canal facility, proceedings are currently pending for renewal of the NPDES permits for the Morgantown and Dickerson facilities leased by Mirant Mid-Atlantic, the Chalk Point facility owned by Mirant Chalk Point, the Company’s three ash disposal sites in Maryland, the Potomac River facility owned by Mirant Potomac River, the Pittsburg and Contra Costa facilities owned by Mirant Delta, the Potrero facility owned by Mirant Potrero, and the Kendall facility owned by Mirant Kendall. A proceeding is also pending for renewal of the State Pollutant Discharge Elimination System (“SPDES”) permit for the Bowline facility owned by Mirant Bowline. In general, the EPA and the state agencies responsible for implementing the provisions of the Clean Water Act applicable to the intake of water and discharge of effluent by electric generating facilities have been making the requirements imposed upon such facilities more stringent over time. For example, with respect to the Potrero facility, the California Regional Water Quality Control Board has previously stated its intent not to renew the facility’s NPDES permit unless Mirant Potrero can demonstrate that the operation of the facility does not adversely affect the San Francisco Bay. With respect to each of these permit renewal proceedings, the agency or agencies involved could impose requirements upon the Mirant entity owning the facility that require significant capital additions, limit the times at which the facility can operate, or increase operations and maintenance costs materially. In each case, the permit renewal proceeding could take several years to resolve, and the Mirant facility for which the permit renewal is sought will continue to operate under its current NPDES permit or SPDES permit (in the case of Mirant Bowline) until a final decision has been reached in the permit renewal proceeding.

Mirant Potomac River State Operating Permits. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia

DEQ to issue a state operating permit for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. The Virginia DEQ issued the permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the permit. Mirant Potomac River appealed that decision, but filed to dismiss that appeal, as discussed below, and the appeal has now been dismissed.

On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative and more comprehensive state operating permit that would allow completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set SO2 emissions limits for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. In early July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement that proposed certain terms to be included in the proposed comprehensive permit and committed Mirant Potomac River to spend $34 million over several years to reduce particulate emissions. The $34 million commitment was collateralized and is included in our estimated capital expenditures presented earlier in this section. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008. After the permit issued July 31, 2008, became final and nonappealable, Mirant Potomac River filed a motion seeking to dismiss its pending appeal of the permit issued June 1, 2007, by the Virginia DEQ.

The June 1, 2007, permit will be supplanted by the more comprehensive permit issued on July 31, 2008, after completion of a project to merge the stacks for units 3, 4, and 5 at the Potomac River generating facility, which we expect to occur in late 2008. We will then separately merge the stacks for units 1 and 2. Once both stack mergers have been completed, which we expect to occur in early 2009, the permit issued July 31, 2008, will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain operations by not allowing trading of emissions allowances, as described below in Virginia CAIR Implementation. Mirant Potomac River has challenged those regulations in court, and their continued effectiveness is uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Clean Air Interstate Rule (CAIR). (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-allowance trading programs applicable directly to states and indirectly to generating facilities. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties appealed the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would vacate the CAIR, finding that it had several fatal flaws. Among other things, the DC Circuit found that the regional cap-and-allowance trading programs established by the CAIR did not achieve the intended purpose of ensuring that upwind states did not prevent attainment of NAAQS in downwind states because emitters in upwind states could potentially buy large quantities of emissions allowances. Second, the DC Circuit opinion found that the criteria used by the EPA in setting caps for SO2 emissions and in allocating NOx emissions were inconsistent with the statutory criteria and with Title IV of the Clean Air Act. Various parties have filed requests for rehearing with the DC Circuit, and the court’s ruling has not yet become effective. At this time, we cannot predict what action the court may take on the motions for reconsideration or the EPA’s action on remand.

Massachusetts CAIR Implementation. (Mirant Americas Generation and Mirant North America). The MADEP promulgated regulations to take effect in 2009 to reduce NOx emissions from certain generating facilities. The Massachusetts regulations will require our Canal and Kendall generating facilities during the Ozone Season to reduce their emissions of NOx or utilize emissions allowances greater than currently utilized. The continued effectiveness of the Massachusetts regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR.

New York CAIR Implementation. (Mirant Americas Generation and Mirant North America). The New York State Department of Environmental Conservation promulgated regulations implementing the NOx and SO2 emissions reductions required by the federal CAIR beginning in 2009. Those regulations will limit NOx emissions through both an annual cap-and-trade program and through a seasonal cap-and-trade program during the Ozone Season, which will require our Bowline generating facility to reduce its emissions of NOx by running less or to increase its utilization of emissions allowances. The regulations also provide for an SO2 emissions program beginning in 2010 that will mandate increased utilization of federal SO2 allowances for every ton of SO2 emitted. The continued effectiveness of the New York regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR.

Virginia CAIR Implementation. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic). In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in an area that is not in compliance with a particular NAAQS (“non-attainment area”), from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the trading of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Our Potomac River facility is located in a non-attainment area for ozone and PM2.5, and Mirant Potomac River has appealed these regulations in Virginia state court. In late July 2008, the Virginia state court issued a ruling dismissing our appeal, which decision we have appealed. We have also petitioned (a) the EPA to reconsider and (b) the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) to review the EPA’s final rule approving Virginia’s CAIR program. The continued effectiveness of the Virginia regulations is uncertain at this time because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR. On October 9, 2008, the Fourth Circuit at the request of the EPA ruled that Mirant Potomac River’s petition seeking review of the EPA’s approval of Virginia’s CAIR program would be held in abeyance pending the outcome of the petitions for reconsideration filed in State of North Carolina v. Environmental Protection Agency.

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

Fair Value Measurements

Nature of Estimates Required. We measure fair value on a recurring basis for derivative energy contracts that hedge economically our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our condensed consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we no longer defer unobservable inception gains and losses.

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

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Mirant Americas Generation and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of total assets and 0% of total liabilities measured at fair value at September 30, 2008. Mirant Mid-Atlantic did not have any assets and liabilities measured at fair value classified as Level 3 in the fair value hierarchy at September 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

The fair value of price risk management assets and liabilities in our condensed consolidated balance sheets is also affected by our assumptions as to time value, credit risk and nonperformance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our price risk management assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The fair value of our price risk management liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. The credit risk reflected in the fair value of our price risk management assets and the nonperformance risk reflected in the fair value of our price risk management liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used. The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on financial instruments related to energy trading and marketing activities.

Asset Retirement Obligations

Nature of Estimates Required. We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. Mirant Americas Generation and Mirant North America have identified certain retirement obligations within their power generating operations and have a noncurrent liability of $39 million recorded as of September 30, 2008. Mirant Mid-Atlantic has identified certain retirement obligations within its power generating operations and has a noncurrent liability of $12 million recorded as of September 30, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites. In the third quarter of 2008, Mirant Americas Generation and Mirant North America revised their current cost assumption for asbestos abatement at their generating facilities based on the actual costs they have incurred as part of the decommissioning of the Lovett facility. The revision resulted in an increase to the asset retirement obligation of approximately $2 million for Mirant Americas Generation and Mirant North America.

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

Effect if Different Assumptions Used. We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in Mirant Americas Generation’s and Mirant North America’s rate of inflation would result in an approximate $5 million increase to the asset retirement obligation recorded on their unaudited condensed consolidated balance sheets as of September 30, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $4 million change. A 1% increase in Mirant Mid-Atlantic’s rate of inflation would result in an approximate $2 million increase to the asset retirement obligation recorded on its unaudited condensed consolidated balance sheet as of September 30, 2008, and a 1% increase or decrease in the discount rate would result in an approximate $2 million change.

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

Fair Value Measurements

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at September 30, 2008.

Mirant Americas Generation and Mirant North America

The estimated net fair value of our price risk management assets and liabilities was a net asset of $87 million at September 30, 2008. The following table provides a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[2]	54
Roll off of previous values[3]	337
Purchases, issuances and settlements[4]	(175)

Fair value of portfolio of assets and liabilities at September 30, 2008, net	$87

[1]

Reflect Mirant Americas Generation’s and Mirant North America’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

Mirant Mid-Atlantic

The estimated net fair value of our price risk management assets and liabilities was a net asset of $49 million at September 30, 2008. The following table provides a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(150)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[2]	63
Roll off of previous values[3]	307
Purchases, issuances and settlements[4]	(171)

Fair value of portfolio of assets and liabilities at September 30, 2008, net	$49

[1]

Reflects Mirant Mid-Atlantic’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2008, these coal agreements had an estimated net fair value of approximately $694 million, which includes a credit reserve of $27 million for the default risk of our coal suppliers. See Long-Term Coal Agreement Risk for further discussion later in this section.

As discussed in Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report, we did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments which are required to be recorded at fair value under SFAS 133 in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our price risk management assets is affected by the default risk of the counterparties with which we transact. Mirant Americas Generation and Mirant North America recognized a reserve, which is reflected as a reduction of their price risk management assets related to counterparty credit risk of $58 million and $4 million at September 30, 2008 and December 31, 2007, respectively. Mirant Mid-Atlantic recognized a reserve, which is reflected as a reduction of its price risk management assets related to counterparty credit risk of $57 million and $2 million at September 30, 2008 and December 31, 2007, respectively.

We have historically calculated the credit reserve for all of our price risk management assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of market observable inputs, when available. In the third quarter of 2008, we changed the methodology used to calculate our credit reserve for our non- collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 84% of the net notional position for Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic at September 30, 2008. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps, considering our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We apply a similar approach to calculate the fair value of our coal contracts that are not included in price risk management assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. The change in our methodology resulted in an increase to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic’s credit reserve at September 30, 2008, of approximately $55 million on our price risk management assets. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $6 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of September 30, 2008. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of $3 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic’s long-term coal agreements that are not included in price risk management assets and liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008.

For the remainder of our portfolio, we will continue to use published historical default probabilities to calculate a credit reserve considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in the credit reserve of Mirant Americas Generation and Mirant North America as of September 30, 2008.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our price risk management liabilities, we apply a valuation adjustment for non-performance which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on the current credit rating of Mirant Corporation. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. Mirant Americas Generation and Mirant North America recognized a non-performance adjustment related to Mirant Corporation’s credit risk of $1 million at September 30, 2008. Mirant Mid-Atlantic recognized a non-performance adjustment related to Mirant Corporation’s credit risk of $1 million at September 30, 2008. A downgrade of one notch in the credit rating of Mirant Corporation would result in a gain of $1 million in Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated statement of operations and a gain of $1 million in Mirant Mid-Atlantic’s unaudited condensed consolidated statement of operations as of September 30, 2008.

Broker Quotes

In determining the fair value of our price risk management assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using market inputs such as broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our price risk management assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2008, Mirant Americas Generation and Mirant North America obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy. Mirant Mid-Atlantic obtained broker quotes for 100% of its delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our price risk management assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. Mirant Americas Generation and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of their total assets and 0% of their total liabilities measured at fair value at September 30, 2008. Mirant Mid-Atlantic did not have any assets and liabilities measured at fair value classified as Level 3 in the fair value hierarchy at September 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

We are also subject to interest rate risk when determining the fair value of our price risk management assets and liabilities. The nominal value of our price risk management assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $7 million to Mirant Americas Generation and Mirant North America’s price risk management assets and a decrease of $7 million to Mirant Americas Generation and Mirant North America’s price risk management liabilities at September 30, 2008. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to Mirant Mid-Atlantic’s price risk management assets and a decrease of $3 million to Mirant Mid-Atlantic’s price risk management liabilities at September 30, 2008.

Credit Concentration Risk

Mirant Americas Generation and Mirant North America

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of September 30, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade:
Financial Institutions	$173	$1	$172	41%
Energy Companies	192	11	181	43%
Other	4	—	4	1%
Non-Investment Grade:
Financial Institutions	—	—	—	—
Energy Companies	—	—	—	—
Other	—	—	—	—
No External Ratings:
Internally-rated Investment Grade	51	—	51	12%
Internally-rated Non-Investment Grade	11	—	11	3%
Not Internally Rated	—	—	—	—%

Total	$431	$12	$419	100%

[1]

The table excludes amounts related to contracts classified as normal purchase/normal sales and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform.

[2]	Collateral includes cash and letters of credit and any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

Mirant Mid-Atlantic

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of September 30, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade:
Financial Institutions	$141	$—	$141	96%
Energy Companies	—	—	—	—%
Other	—	—	—	—%
Non-Investment Grade:
Financial Institutions	—	—	—	—
Energy Companies	—	—	—	—
Other	—	—	—	—
No External Ratings:
Internally-rated Investment Grade	—	—	—	—%
Internally-rated Non-Investment Grade	6	—	6	4%
Not Internally Rated	—	—	—	—%

Total	$147	$—	$147	100%

[1]

The table excludes amounts related to contracts classified as normal purchase/normal sales and non-derivative contractual commitments that are not recorded in our condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform.

[2]	Collateral includes cash and letters of credit offset by any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchase/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal or power in the market to meet our needs. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Nonperformance by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2008. Based upon this assessment, our management concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the nine month period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Part I, Item 1A. Risk Factors of the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic includes a discussion of risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic. Except as presented below, there have been no material changes in risk factors since those reported in the respective 2007 Annual Report on Form 10-K of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic.

The global financial crisis may have an effect on our business and financial condition in ways that we currently cannot predict. (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an effect on our business and our financial condition. For example, in October 2008, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. and a lender under the senior secured revolving credit facility of Mirant North America, filed for bankruptcy. As a result of the Lehman Commercial Paper, Inc. bankruptcy, we expect that the total availability under our senior secured revolving credit facility has decreased from $800 million to $755 million assuming that Lehman Commercial Paper, Inc. does not honor its $45 million commitment. While we do not expect that the Lehman Commercial Paper, Inc. bankruptcy will have a material adverse effect on us, the credit crisis could negatively affect availability under the Mirant North America senior secured revolving credit facility if other lenders under such facility are forced to file for bankruptcy or are otherwise unable to perform their obligations. Absent significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, we think that we have sufficient liquidity for future operation (including potential working capital requirements) and capital expenditures as discussed in “Management’s Discussion and Analysis—Liquidity and Capital Resources.” However, in the event of significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, the credit crisis could have a negative effect on our ability to obtain new lines of credit if financial institutions are unwilling or unable to enter into new revolving credit facilities.

In addition to the potential effect on our liquidity that could arise from the global financial crisis, the crisis could have a negative effect on the markets in which we sell power, purchase fuel and perform other trading and marketing activities. In recent years, global financial institutions have been active participants in such markets. As such financial institutions consolidate and operate under more restrictive capital constraints in response to the financial crisis, there could be less liquidity in the energy and commodity markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties. In addition, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement with us. Deterioration in the financial condition of our counterparties as a result of the global financial crisis and the resulting failure to pay amounts owed to us or to perform obligations or services owed to us beyond collateral posted could have a negative effect on our business and financial condition.

Because of the current market design in California our generating facilities may have a limited life unless we make significant capital expenditures to increase their commercial and environmental performance. (Mirant Americas Generation and Mirant North America)

Our generating facilities in California depend almost entirely on payments in support of system reliability. The energy and capacity markets, as currently constituted, will not support the capital expenditures necessary to repower or reconstruct our facilities to make them commercially viable in a merchant market. If a commercially reasonable capacity market were to be instituted by the CAISO or we could obtain a long-term contract with a creditworthy buyer, it is possible that we could obtain the necessary capital support for repowering or reconstructing our facilities. Absent that, our generating facilities will be commercially viable only as long as they are necessary for reliability.

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

Mirant Americas Generation, LLC

Date: November 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirant North America, LLC

Date: November 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: November 13, 2008	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)